Form 10KSB
period 1999-12-31
AIRTRAX INC
filed 2000-04-17
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31,
1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from ___ to ____.

Commission file number: 0-25791

                               AIRTRAX, INC.
                           __________________________
                 (Name of Small Business Issuer in its charter)

New Jersey                                     22-3506376
_________________                           ___________________
(State of Incorporation)                (I.R.S. Employer I.D.
Number)



1616 Pennsylvania Avenue, #122, Vineland, New Jersey    08361
_______________________________________________________________
     (Address of principal executive offices)        (Zip Code)


Issuer's telephone number 856-327-8112.
                         --------------

Securities registered under Section 12 (b) of the Act:

         Title of each class       Name of exchange on which
         to be registered          each class is to be registered

            None                              None


Securities registered under Section 12(g) of the Act:

                          Common Stock
                         (Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: X.   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for the most recent fiscal year. $79,302

As of March 31, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates as approximately $10,576,193. This calculation is based upon the average bid price of $2.25 and asked price of $5.50 of the common stock on March 31, 2000.

The number of shares issued and outstanding of issuer's common stock, no par value, as of December 31, 1999 was 4,663,880.

DOCUMENTS INCORPORATED BY REFERENCE

None.


PART I

Item 1. Description of Business.

INTRODUCTION

AirTrax, Inc. ("AirTrax" or "Company") was incorporated in the State of New Jersey on April 17, 1997. On May 19, 1997, the Company entered into a merger agreement with a predecessor company that initiated and advanced the omni-directional technology. The predecessor company was incorporated on May 10, 1995. The Company became the surviving company in the merger.

Pursuant to an Agreement and Plan of Merger dated November 5, 1999 by and between AirTrax and MAS Acquisition IX Corp. ("MAS"), an Indiana corporation, all of the issued and outstanding shares of capital stock of MAS were exchanged for 114,867 shares of AirTrax. AirTrax became the surviving company in the merger. As used in this Form 10-KSB, the terms "Company" or "AirTrax" refers to AirTrax, Inc. and companies previously acquired.

AirTrax is a development stage company that has developed an omni-directional wheel technology intended to be used for various commercial applications.

The Company's executive offices are located at 1616 Pennsylvania Avenue, #122, Vineland, New Jersey 08361 and its telephone number is (856) 327-8112.

THE COMPANY

OMNI-DIRECTIONAL TECHNOLOGY

Prior History.

An early stage omni-directional wheel was patented by a Swedish inventor. The technology was purchased by the United States Navy and was advanced at the Naval Surface Warfare Center. The Navy held the patent until its expiration in 1990. In January 1996, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the Navy to transfer the technology to the Company. Since CRADA, the Company has advanced the development of the technology for various applications including use on forklifts and other material handling equipment.

Technology Description.

An omni-directional vehicle employing the Company's technology is capable of traveling in any direction. On a four-wheel omni-directional vehicle, each omni-directional wheel has its own independent electric or hydraulic motor and the motion of the vehicle is controlled by coordinating all four wheels through a microprocessor that receives input from an operator-controlled joystick. Unlike most vehicles, there is no conventional drive train, axle, or steering rack. The basis of the Company's omni-directional technology consists primarily of a mobile platform with four omni-directional wheels. Each wheel has its own electric or hydraulic motor that turns a wheel hub. However, the wheel hub is not covered by a conventional rubber tire. Rather, each wheel hub is encircled with multiple tapered rollers that are offset 45 degrees. The tapered rollers, fabricated from steel and covered with polyurethane, are extremely durable. By independently controlling the rotation of each wheel, the vehicle has the capability of traveling in any direction. The joystick controls the direction of the vehicle.
The  technology  allows  the  vehicle   to   move  forward,  laterally,
diagonally, or completely rotate within its own footprint, thereby allowing it to move into confined spaces without difficulty. The navigational options of an omni-directional vehicle are virtually limitless. The omni-directional wheel can be manufactured in almost any size, depending upon the application. For instance, the wheel can be used on miniature vehicles or massive load-carrying vehicles. Presently,
the  Company  has  incorporated  omni-directional  technology  into   a
prototype forklift.

CURRENT OPERATIONS.

During the past three years, substantially all of the Company's resources and operations have directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of its components, including the unique shaped wheels, motors and frames, have been specially designed by the Company and specially manufactured. A pilot model of a commercial omni-directional forklift is currently operational, however, additional testing and component refinement will be required prior to commercial production and sale. Testing by Underwriters Laboratory, and by the Company to meet the stability standards of the American National Standards Institute (ANSI B56) also will be required. The Company anticipates that required testing and component refinement would be completed in the second or third quarter of 2000. The results of the additional testing may cause the further delay in the commercial sale of the product. However, management does not expect any material functionality defects during the final test period.


EXISTING AND PROPOSED PRODUCTS

Omni-Directional Products.

The omni-directional forklift will be available in the ATX, ATX-E and ATX-ER series with 3000 through 6000 pound capacities. Each series is briefly described below.

ATX Series. This series will the standard version featuring the revolutionary omni-directional technology. This forklift will deliver unequaled maneuverability providing significantly improved operating efficiencies in the materials handling industry. This model is expected to retail at a prices higher than standard forklifts.

ATX-E Series.   In  addition to  the omni-directional technology, this
series permits the upper section of the forklift to extend and retract. This feature effectively reduces the overall dimension of the machine
while  carrying  a  load to  approximately    84 inches enabling it to
traverse a eight-foot aisle sideways.

ATX-ER Series. In addition to the omni-directional technology and the extend/retract feature, the upper section of this series can rotate allowing loads to be transferred from one side to the other while the forklift remains stationary.

At this time, the Company's product pricing has not been established. However, the Company believes that its ATX series will range from $36,500 to $39,900 per unit.

During 1999, the Company was awarded a Phase I research contract under the Department of Defense's Small Business Innovation Research Program ("SBIR") to develop an omni directional Multiple Purpose Mobility Platform (MP2). The Phase I contract studied the application of the omni-directional technology for military use and was supervised by the Naval Air Warfare Center Aircraft Division ("NAWC") in Lakehurst, New Jersey. The contemplated use includes the installation of jet engines on military aircrafts and the transportation of munitions and other military goods. The Company completed the Phase I base contract in 1999 and subsequently has been granted a Phase I option from NAWC to further define the uses of the MP2. The Company also was advised that NAWC has recommended it for a Phase II research contract ("Phase II Contract"), however, as of this date, the contract has not been awarded. The total amount of the Phase II Contract, if awarded, is anticipated be between $600,000 and $1 million and, payable during a 24 month performance period. The contract will further study the feasibility of the MP2 for military purposes, and likely will include the construction of one or more proto-type devices. The SBIR program enables the Government to place production orders for awarded products under a Phase III Contract. Although management believes the underlying omni directional technology for the proposed MP2 has significant potential for both commercial and military applications, no assurances can be given that Company will be awarded the Phase II Contract nor that any product sales from the United States military under a Phase III contract will result.

The Company has conducted a preliminary design of an omni-directional wheel for wheelchair applications. It will require additional funds to complete a structural and ergonomic design of a proto-type wheelchair, as well as the construction of the proto-type for evaluation and testing. Although management recognizes the potential utilitarian benefit and corresponding market size of an omni-directional wheelchair, no assurances can be given that the product can be successfully developed by the Company.

Other Products.

Since 1995, the Company and its predecessor have manufactured and sold a helicopter ground handling device. Sales to date have been limited, and management believes that future sales will be insignificant.

The Company has recently completed a feasibility study for a hybrid power supply module for forklifts and other battery powered mobility machines. It is designed to replace a standard battery enabling operation on either fossil fuel or battery power. The module will consist of a generator coupled to a specially designed battery with micro-processor controls. Its unique hybrid feature will enable a forklift to be powered by battery indoors without noise or exhaust pollution, and by fossil fuel outdoors or in other non pollution sensitive areas. The battery is designed to re-charge during fossil fuel use thereby eliminating re-charging downtime customarily experienced by battery powered forklifts. The Company has filed a provisional patent for the unique features of the hybrid power module.

MANUFACTURING AND SUPPLIERS.

The Company has entered into an arrangement with H&R Industries, Inc. located in Warminster, Pennsylvania to commercially produce the forklift. The Company believes that this arrangement will be suitable for its production needs during fiscal 2000. The Company intends to establish arrangements with one or more other facilities to satisfy its future production requirements. As of this date, the Company is exploring production facilities domestically and internationally, however, it has not entered into any formal arrangements at this time. In addition, it is conceivable the Company may establish its own manufacturing facility in the future if economically advantageous.

Components for the Company's forklifts consist of over the counter products and products that have been specially designed and manufactured by various suppliers in collaboration with the Company. The Company believes that continual refinements of certain components will occur during the first six months of initial production in response to user feedback. The Company will strive to improve product functionality which may require additional refinements in the future.

The Company considers the specially designed and manufactured products proprietary and has entered into exclusive contractual agreements with such suppliers. In addition, while the Company maintains single sources for the over the counter components, it believes that other sources are available if necessary.

MARKETING

The Company intends to establish an exclusive dealer network nationally and internationally for its forklift product line. Each dealer likely will be an existing equipment distributor, and will be granted an exclusive territory. In addition, each dealer will be required to purchase a number of forklifts commensurate with the size of its territory. To date, the Company has conducted limited dealer solicitation. The Company will initiate its dealer solicitation following the successful testing of its forklift. In addition, the Company plans to increase user awareness through print media, advertising, and trade shows, as well as direct industry contact.

MARKETS

Forklifts.

The  Company's  initial market focus will be directed to  the forklift
market.   The Company  believes the  commercial version  of the  omni-
directional forklift will revolutionize the materials handling and warehousing industries creating sales markets globally. Industry data indicates that during 1998 approximately 174,000 and 550,000 units were sold in the United States and worldwide, respectively (Modern Materials Handling). Based upon an average per unit sale price of $28,500 (Company estimate), the total market in the United States would approximate $5 billion in 1998. This amount represents sales of a broad range of vehicles with price ranges from $18,000 to $23,000 for a standard 3000-pound vehicle to $80,000 or more for specialty narrow
aisle or side loaders.   Of the  total  market, management expects  to
compete with mid-range electrical and fossil fuel riders, and some specialty narrow aisle or side loaders.

Man Lifts.

Man lifts are used in the construction and warehousing industries, and are I deally suited for omni directional technology. According to data provided by the United Department of Commerce, this market consists of approximately $1.2 billion in annual sales. Man lifts range in size from single user lifts to large off road machines. Of the total market, the Company expects to compete with A range of indoor man lifts.

COMPETITION

Although the Company believes that initially it will not confront direct competition for its omni-directional technology, it does anticipate facing competition from competing technologies in the future. In the immediate future, however, the Company will confront competition from conventional products in the materials handling and warehousing industry (ie. other forklift companies). Many of these companies are subsidiaries of major national and international equipment companies, and have significantly greater financial, engineering, marketing and other resources than the Company. In addition, the patent on omni-directional technology expired in 1990. Although the Company has sought patent protection for certain aspects of its technology, no assurances can be given that such patent protection will effectively thwart competition.

PATENTS AND PROPRIETARY RIGHTS

In December 1997, the Company was awarded a patent for an omni-directional helicopter ground-handling device. In March 1998, the
Company  filed   a patent application encompassing certain aspects of
the omni-directional forklift. In addition, the Company anticipates that it will make other patent applications relating to certain
aspects of its omni-directional  technology.   Recently, the  Company
filed patent applications for its power module and for an additional feature of its omni directional wheel. The Company also seeks to protect its proprietary technology through exclusive supply contracts with manufacturers for specially designed and manufactured components.

BACKLOG

The Company had no backlog for the year ended December 31 1999. There is no seasonal impact on the Company's sales.

FACILITIES

The Company maintains its administrative offices at 1616 Pennsylvania Avenue, #122, Vineland, New Jersey 08361 on premises owned by the president of the Company. As of December 31, 1999, the arrangement between the parties has been rent-free. In addition, the Company maintains limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to the Company. As of December 31, 1999, the arrangement between the parties has been rent-free.

PRODUCT LIABILITY

Due to nature of the Company's business, the Company may face claims for product liability resulting from the use or operation of the Company's forklifts or other products.

Presently, the  Company  does  not  maintain  any   product  liability
insurance. It intends to obtain such insurance commensurate with the initial shipment of its omni-directional forklifts.

EMPLOYEES

As of December 31, 1999, the Company has five employees, which includes its President and Executive Vice President. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.


Item 2. Description of Property.

The Company maintains its administrative offices at 1616 Pennsylvania Avenue, #122, Vineland, New Jersey 08361 on premises owned by the president of the Company. As of December 31, 1999, the arrangement between the parties has been rent-free. In addition, the Company maintains limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to the Company. As of December 31, 1999, the arrangement between the parties has been rent-free.


Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to Vote of Security Holders.

None


PART II

Item 5.  Market Price of and Dividends on the Registrant's Common
Equity and Related Stockholder Matters.

The Company's common stock has traded on the NASDAQ OTC Bulletin Board since March 6, 2000 under the symbol "AITX". Prior to such time, the Company's common stock traded on the National Quotation Bureau's "pink sheets".

The table below sets forth the high and low bid prices of the Common stock of the Company as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic and highly volatile. The absence of an active market may have an effect upon the high and low priced as reported.

2000                                  Low Bid    High Bid
1st Quarter                            $2.25       $3.50

As of December 31, 1999, there are 840 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception' and does not anticipate paying dividends in the future.


Item 6. Management's Discussion and Analysis.

The following discusses the financial results of the Company for the periods indicated.

Results of Operations

Fiscal year end 1999 compared with Fiscal year end 1998.

The Company has been a development stage company for the 1999 and 1998 period.

Revenues for fiscal 1999 were $79,302 representing an increase of $59,717 from revenues of $19,585 for the 1998 period. Revenues for the 1999 period consisted of $9,354 in sales of a non omni-directional product and $69,709 in contract revenues from the United States Navy. Revenues for 1998 were 19,585 and consisted of sales of a non omni-directional product.

Cost  of  sales  for  1999  was $10,083 which  consisted  on parts and
manufacturing costs.   Cost of sales for 1998 was $7,637 and consisted
of principally of parts and manufacturing costs.

General  and  administrative  expenses  which  includes administrative salaries, depreciation and overhead for the 1999 period totaled $765,382 which represents an increase of $261,733 from $503,649 incurred in 1998. The increase is due primarily to higher payroll costs of $141,382 to reflect an increase in salary to the president of the Company and the initiation of a salary to the vice president of the Company, higher professional fees of $77,456, and general and administrative costs increases as the Company moves closer to commercial production. The stated increases were partially offset, however, by a reduction of prototype development costs.


Disclosure Regarding Forward Looking Statement and Cautionary Statement.

Forward Looking Statements.    Certain  of the statements contained in
this Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of
1934,  as  amended  ("Exchange  Act").    All  statements  other  than
statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, and plans and
objectives   of   management  for   future   operations   and  capital
expenditures, and other matters, are forward looking statements. These forward looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-KSB. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-KSB:

NEED FOR ADDITIONAL CAPITAL. The Company will require additional capital immediately and long term to meet its ongoing operating requirements. The immediate need includes funds to complete the final testing of its pilot model forklift. In the future, in order to initiate full scale production, the Company will require significant funds for inventory, manufacturing costs and for other working capital needs. The Company intends on raising the capital through a private or public financing of debt or equity. Presently, the Company has no commitment for any such funding. No assurances can be given that the Company will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The Company's inability to obtain such financing could have a material adverse affect on the Company.

LACK  OF COMMERCIAL PRODUCT.   The  Company  has  developed  the pilot
version of its  unique,  omni-directional  forklift.   The  commercial
introduction of the product is subject, however, to additional testing and component refinement. Due to the unique performance attributes of the forklift, the forklift will undergo a series of unprecedented tests relating to these attributes. Although management is confident in the performance capabilities of the forklift, management has not performed these tests separately. If the forklift cannot perform these tests successfully, the commercial sale of the product will be delayed. It also is conceivable that forklift may be redesigned to lessen certain of the competitive advantages of the forklift. The occurrence of either event may have a negative impact upon the operations of the Company.

LACK OF A DETERMINED PRODUCT PRICES AND IMPACT ON PROFIT MARGINS.
The Company is assessing present and projected component pricing in order to establish a pricing policy for the ATX Series forklifts. The Company has not completed its assessment as current prices for certain forklift components reflect special development charges which are expected to be reduced as order volume for such components increase and as manufacturing efficiencies improve. The Company intends to price its forklifts so as to maximize sales yet provide sufficient operating margins. Given the uniqueness of its product, the Company is uncertain of pricing sensitivity of product in the market. Consequently, the pricing policy for its forklifts may be subject to change, and actual sales or operating margins may be less than projected.

LIMITED OPERATING HISTORY. The Company is a development stage company, and, together with its predecessor, has been in operation since 1995. However, since 1995, the Company's operations have been limited to the development of its omni-directional products, and limited revenue has been generated during this period. Consequently, its business may be subject to the many risks and pitfalls commonly experienced by development stage companies. There can be no assurances that future operations will be profitable.

LACK OF INDICATIONS OF PRODUCT  ACCEPTABILITY.   The  success  of  the
Company will be dependent upon its ability to sell omni-directional products in quantities sufficient to yield profitable results. To date, the Company has received limited indications of the commercial acceptability of certain of its omni-directional products. Accordingly,
no  assurances  can  be  given that  the  Company's   omni-directional
products can be marketed and sold in a commercial manner.

LACK OF ESTABLISHED DISTRIBUTION CHANNELS.   The Company does not have
an established channel of distribution for its forklift product line. It intends on establishing a network of exclusive dealers throughout
the United States.   Although the Company has received indications  of
interest  from  a  number  of  equipment  distributors, to  date, such
indications have been limited.   No  assurances  can be given that the
Company will be successful in establishing its intended dealer network.

FEATURES  OF  PREFERRED  STOCK.   The  Company  has  275,000 shares of
preferred stock outstanding that are held by an affiliate of the President. The stock carries a 10 for 1 voting right and a stated value of $5.00 per share. The preferred stock carries a liquidation preference equal to the stated value and an annual, cumulative dividend preference of five percent, all to the detriment of common shareholders. In addition, the holder may elect to receive the dividend in the form of common stock at a discount to the market price (see Item 12 Certain Relationships and Related Transactions).

MANAGEMENT. The ability of the Company to successfully conduct its business affairs will be dependent upon the capabilities and business acumen of current management including Peter Amico, the Company's President. Accordingly, shareholders must be willing to entrust all aspects of the business affairs of the Company to its current management. Further, the loss of any one of the Company's management team could have a material adverse impact on its continued operation.

CONTROL EXERCISED BY MANAGEMENT. The existing officers and directors will control approximately 70% of the shareholder votes. This control by management is in the form of common stock and preferred stock that has 10 for 1 voting rights. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

NATURE OF BUSINESS/INSURANCE.   The manufacture, sale and use of omni-
directional forklifts and other mobility or material handling equipment is generally considered to be an industry of a high risk with a high incidence of serious personal injury or property loss. In addition, although the Company intends to provide on-site safety demonstrations, the unique, sideways movement of the forklift may heighten potential safety risks. Despite the fact that the Company intends to maintain sufficient liability insurance for the manufacture and use of its products, one or more incidents of personal injury or property loss resulting from the operation of its products could have a material adverse impact on the business of the Company.

COMPETITION. Although management believes its product will have significant competitive advantages to conventional forklifts, the Company will be competing in an industry populated by some of the foremost equipment and vehicle manufacturers in the world. Substantially all of these companies have greater financial, engineering and other resources than the Company. No assurances can be given that any advances or developments made by such companies will not supersede the competitive advantages of the Company's omni-directional forklift. In addition, many of the Company's competitors have long-standing arrangements with Equipment distributors and carry one or more of competitive products in addition to forklifts. These distributors are prospective dealers for the Company. It therefore is conceivable that some distributors may be loath to enter into any relationships with the Company for fear of jeopardizing existing relationships with one or more competitors.

PENNY STOCK REGULATION.   The  Company's  common stock may be deemed a
"penny stock" under federal securities laws. The Securities and Exchange Commission has adopted regulations that define a "penny stock" generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on any broker/dealer who sell such securities to other than established
investors and accredited investors.   For transactions covered by this
rule, the broker/dealer must make certain suitability determinations and must receive the purchaser's written consent prior to purchase. Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the
securities.   Finally, monthly statements  are  required  to  be  sent
disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks, and may limit the market liquidity for such securities.

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

OFFICERS AND DIRECTORS

Name                       Age       Title
Peter Amico                56     President and Chairman
D. Barney Harris           39     Executive Vice President and Director
John Watt Jr.              62     Secretary and Director
Frank A. Basile, Esq.      63     Director
James Hudson               55     Director
Daniel H. Luciano, Esq.    48     Director

Peter Amico - Mr. Amico is the founder of the Company and has been President and Chairman of the Company and its predecessor since its inception in April 1995. Prior to 1995, Mr. Amico was president and majority shareholder of Titan Aviation and Helicopter Services, Inc. ("Titan"). He has an extensive background in sales and in structural design. His career in sales has spanned over thirty years and he has held sales positions at Firestone Tire & Rubber and Union Steel Products, Inc. In 1996 and in connection with operations of Titan, Mr. Amico filed for bankruptcy protection.

D. Barney Harris - Mr. Harris has been a Director of the Company since December 1998 and a Vice President since July 1999. From 1997 to July 1999, Mr. Harris was employed by UTD, Inc. Prior to 1997, Mr. Harris was employed by EG&G as a Senior Engineer and Manager of the Ocean Systems Department where he was responsible for the activities of 45 scientists, engineers and technicians. During this period while performing contract services for the US Navy, he was principally responsible for the design of the omni-directional wheel presently used by the Company. Mr. Harris received his B.S.M.E. from the United States Merchants Marine Academy in 1982.

John Watt Jr. - Mr. Watt has been Secretary  and a  Director of  the
Company since August 1998.   From 1990  to the present, he has  been
the President of Watt-Bollard Associates, Inc., a manufacturers' representative sales agency located in Fort Washington, Pennsylvania. From 1970 to 1990, he served as President of John C. Watt Associates, Inc.

James Hudson - Mr. Hudson  has  been a  Director of the Company since
May  1998.   From 1980 to  present, he has been President of Grammer,
Dempsey & Hudson, Inc., a steel distributor located in Newark, New Jersey.

Frank A. Basile, Esq. - Mr. Basile has been a Director of the Company since April 1999. Mr. Basile has been a practicing attorney since 1963 and is president of the law firm Basile & Testa located in Vineland, New Jersey. The firm was one of seven law firms selected by the State of New Jersey to represent the State in a class action lawsuit against the tobacco industry.

Daniel H. Luciano, Esq. - Mr. Luciano has been a Director of the Company since March 2000. Mr. Luciano has been a practicing attorney since 1977 with an emphasis on corporate and securities law.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal year ended December 31, 1999 is set forth in the following table:

SUMMARY COMPENSATION

                          Annual Compensation      Long Term Compensation Awards
                          ___________________      _____________________________
Name and
Principal                Salary    Bonus    Other    Stock Options #
Position          Year     ($)      ($)      ($)
--------          ----     ----     ----    -----    ----------------
Peter Amico(1)    1999 $84,065(2)    --    $6,500(3)    25,000
Chairman and
President

------------------------------------------------------------------
(1). The Company and Mr. Amico are parties to an employment agreement governing Mr. Amico's employment with the Company (see below). The Company became a reporting company during fiscal 1999, and disclosure is made only for such year.
(2). Includes accrued but unpaid salary from fiscal 1998.
(3). During 1999, Mr. Amico was paid a finder's fee in connection with the private placement of the Company's stock.

The Company and Peter Amico, as President, have entered into a written employment agreement for a period from April 1997 to June 2000. Pursuant to the agreement, Mr. Amico receives a salary of $75,000 per Year for fiscal 1999 through June 2000. In addition, the agreement provides Mr. Amico with certain stock options, of which 10,000 shares are exercisable at $1.00 for year three of the contract, and 25,000 are exercisable at 30% of the lowest price paid in the proceeding 30 day period for each year of the contract.

The Company and D. Barney Harris, as Vice President, have entered into a written employment agreement for period of five years. Pursuant to the agreement, Mr. Harris receives an annual salary of $75,000, subject to annual review by the Company. In addition, Mr. Harris will be entitled to receive annual stock options not exceeding 25,000 shares of common stock, of which 2,500 shares are exercisable at $1.00, 10,000 are exercisable at 35% of the lowest price paid in the proceeding 30 day period for each year of the contract, and 12,500 is exercisable at 50% of the option prices described above (in proportion to the above option amounts) for each year of the contract.

Option Grants in Fiscal Year 1999


                       % of Total
                       Options to    Exercise or  Market price
             Options   Employee in      Base       on date of
Name         Granted   Fiscal Year   Price ($/sh)     Grant     Expiration Date

Peter Amico  25,000     50%               (1)            (1)         None
President
And Chairman

1. The options are exercisable at 30% of the lowest rate paid for the Company's common stock in the 30 days preceding the exercise.

Aggregate Option Exercises
In Last Fiscal Year and FY-End Option Values


                                                                    Value of
                                             # of Securities       Unexercised
                                               Unexercised        In-the-Money
                                                Options at         Options at
                   Shares                        FY-End(#)         FY-End($)at
                Acquired On      Value         Exercisable/       Exercisable/
Name            Exercise (#)   Realized       Unexercisable     Unexercisable(1)

Peter Amico         -0-           -0-         25,000/35,000     $52,500/$82,499
President and
Chairman

(1). Assumes a price of $3.00 per of the Company's common stock for purposes of this calculation.

The Company's directors are compensated at the rate of $250 per meeting and are reimbursed for expenses incurred by them in connection with the Company's business. In addition, each director received a stock option for 5,000 shares of common stock exercisable at $0.50 per share.

Other than as indicated above, the Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the table.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table identifies as of March 31, 2000 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of its common stock and Preferred Stock of the Company:

                                              Percentage of   Percentage of
                  Common Stock  Preferred     Common Stock    Preferred Stock
                  Beneficially  Voting Stock  Beneficially    Beneficially
Name(1)             Owned(2)      Rights(2)     Owned(3)         Owned(3)
-----------------------------------------------------------------------
[S]                  [C]            [C]            [C]              [C]
Peter Amico
President and
Chairman          1,680,737(4)     2,750,000     35.39%             100%

D. Barney Harris     92,500(5)         -0-        1.97%              -0-
Vice President and
Director

Frank Basile        110,128(6)         -0-        2.36%              -0-
Director

James Hudson         55,800(7)         -0-        1.20%              -0-
Director

John Watt Jr.       109,000(8)         -0-        2.33%              -0-
Secretary and
Director

Daniel H. Luciano    16,375(9)         -0-        0.35%              -0-
Director

All directors     2,064,5540       2,750,000     43.07%              100%
and executive
officers as a
group (5 persons)
-----------------
(1). The  address of each beneficial owner is the  address of the Company.
(2). Based on 4,663,880 shares of common stock outstanding as of March 31, 2000. except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.
(2). Based upon 275,000 outstanding shares of preferred stock after giving effect to the 10 for 1 voting rights.
(3). Represents shares held by Arcon Corp., a corporation wholly owned by Mr. Amico. The amount includes 85,000 stock options exercisable pursuant to Mr. Amico's employment agreement.
(5). Includes 25,000 stock options owned by Mr. Harris pursuant to Mr. Harris' employment agreement.
(6). Includes 5,128 shares held by an affiliate, 10,000 shares held by Mr. Basile's spouse, and 5,000 shares of common stock issuable upon exercise of director's options.
(7). Includes 44,500 shares held by an affiliate.
(8). Includes 100,000 shares held jointly with his wife, 4,000 held by an affiliate, and 5,000 shares of common stock issuable upon exercise of director's options.
(9). Includes 5,000 shares of common stock issuable upon exercise of director's options.

Item 12. Certain Relationships and Related Transactions.

Arcon Cop., a corporation wholly owned by the Company's chairman and president, owns 275,000 shares of preferred stock of the Company. Each share of Preferred Stock is entitled to 10 voting rights on all matters on which shareholders are entitled to vote. The preferred stock has a stated value per share of $5.00 and an annual dividend per share equal to 5% of the stated value. Dividends are cumulative and the holder has a right to waive any cash dividend and receive the dividend in the form of common stock at a price per share equal to 30% of the lowest offering or trading price of the common stock during an applicable calendar quarter. The preferred stock is not convertible into common stock, however, has a preference over common stockholders upon liquidation equal to the stated value per share. Dividends totaling $105,119 had accrued through fiscal 1998 and $68,750 had accrued through fiscal 1999 on the preferred stock. Cash dividends in the amount of, $13,005 was paid during fiscal 1998 and $40,498 was paid during fiscal 1999. An additional $120,366 was paid during fiscal 1999 through the issuance of common stock.

As of December 31, 1999, a loan in the amount of $50,000 from Arcon Corp. is outstanding. The loan is due April 1, 2000 and bears interest at 12%.

Mr. Peter Amico received $14,000 and $6,500 in finder's fees during fiscal 1998 and 1999, respectively, in connection with the private placement of the Company's stock

Mrs. Patricia Amico, the wife of the Company's President, performed services to the Company during 1999. The amount of such services totaled $8,099. Mr. Timothy Smith, the son in law of the Company's President, performed services to the Company during 1999. The amount of such services totaled $17,236.

Mr. John Watt, a director of the Company, received commissions during fiscal 1998 and 1999 from certain suppliers and fabricators that conduct business with the Company. The amount of such commission for each year was less that $10,000.

Mr. Frank Basile, a director of the Company, is a partner of a law firm that performed legal services to the Company during fiscal 1998 and 1999. The billing amount for such services for each year was less than $10,000.

Mr. Daniel Luciano, a director of the Company, performed legal services for the Company during fiscal 1998. The billing amount of such services for the year was less than $10,000.

During 1999, each director of the Company received a stock option to acquire 5,000 shares of common stock at a price per share of $0.50.

PART IV

Item 13. Exhibits and reports on Form 8-K.
(a)(1). Exhibits

EXHIBIT INDEX
3(i)a. Certificate of Incorporation of AirTrax, Inc. dated April 11, 1997. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).
3(i)b. Certificate of Amendment to Certificate of Incorporation of AirTrax, Inc. dated November 11, 1999. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19,
1999).
3(ii)(a). Amended and Restated By-Laws of the Company. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).
10(i)   Agreement and Plan of Merger by and between MAS Acquisition IX Corp.
and AirTrax, Inc. dated November 5, 1999. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 13, 2000).
10(ii). Employment agreement dated April 1, 1997 by and between the Company
and Peter Amico.   (Incorporated  by reference to the Company's Form 8-K/A
filed with the Securities and Exchange Commission on January 13, 2000). 10(iii). Employment agreement dated July 12, 1999, by and between the Company and D. Barney Harris. (Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on November 19,
1999).
99(i) Consulting Agreement by and between MAS Financial Corp. and AirTrax, Inc. dated October 26, 1999. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19,
1999).

3.(a)(2). Financial Statements

FINANCIAL STATEMENTS INDEX
Independent Auditors' Report of March 29, 2000.                        1
- Balance Sheet as of December 31, 1999.                               2
- Statement of Income for Fiscal Years Ended December 31, 1999 and
     December 31, 1998.                                                3
- Statements of Changes in Stockholder's Equity
     For Years Ended December 31, 1999 and December 31, 1998.          4
- Statements of Cash Flows for Fiscal Years
     Ended December 31, 1999 and December 31, 1998.                    5
- Notes to Financial Statements.                                       6


                         AIRTRAX, INC.
             FINANCIAL STATEMENTS December 31, 1999

CONTENTS                                                            	Page

Accountant's Audit Report                                              1
Balance Sheet                                                          2
Statements of Income                                                   3
Statements of Changes in Stockholder's Equity                          4
Statements of Cash Flows                                               5
Notes to Financial Statements                                          6

Board of Directors





AirTrax, Inc.

I have audited the accompanying balance sheet of AirTrax, Inc. as of December 31, 1999, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion. In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirTrax, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

Robert G. Jeffrey

March 29, 2000


                               AIRTRAX, INC.
                               BALANCE SHEET
                             December 31, 1999



                                    ASSETS
                                   --------

Current Assets
     	Cash                                          $  48,652
      Accounts receivable                              71,453
      Inventory                                       511,525
      Prepaid expenses                                  6,938
                                                   ----------
      Total current assets                          $ 638,568

Fixed Assets
     	Office furniture and equipment                   34,003
     	Automotive equipment                             16,915
           Shop equipment                              20,660
           Casts and tooling                           72,962
                                                    ---------
                                                      144,540
     Less, accumulated depreciation                    55,777
                                                   ----------
            Net fixed assets                           88,763

Other Assets
     Patents - net                                     50,380
          Utility deposits                                 65
                                                   ----------
              Total other assets                       50,445
                                                   ----------
                   TOTAL ASSETS                      $777,776
                                                   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Current Liabilities
        Accounts payable                             $527,255
          Accrued liabilities                          15,161
          Stockholder note payable                     50,000
                                                    ---------

          Total current liabilities                  $592,416

Stockholders' Equity
     Common stock - authorized, 5,000,000
     shares without par value; 4,549,013
     issued and outstanding                            45,490
     Preferred stock - authorized, 500,000
       shares  without par value; 275,000
       issued and outstanding                          12,950
               Additional paid-in-capital           1,812,683
               Retained deficit                    (1,685,763)
                                                  ------------
       Total stockholders' equity                     185,360
         TOTAL LIABILITIES AND
           STOCKHOLDER' EQUITY                       $777,776
                                                  ============


    The accompanying notes and accountant's audit report are an
            Integral part of these financial statements.
                                  -2-


                              AIRTRAX, INC.
                          STATEMENTS OF INCOME
             For the Years Ended December 31, 1999 and 1998

                                                    1999             1998
                                                    ----             ----
SALES	                                          $  79,302         $ 19,585

COST OF GOODS SOLD                                 10,083            7,637
                                                ---------        ---------
     Gross Profit                                  69,219           11,948


OPERATING AND ADMINISTRATIVE EXPENSES:

 Cost of prototype development                    250,831          341,125
 Auto expense                                          74              858
 Health insurance                                   9,765            6,538
 Utilities                                          1,972            1,828
 Telephone                                          8,894            5,012
 Shipping, postage and office supplies             25,531           15,840
 Rent                                               7,353           14,898
 Professional fees                                 88,246           10,790
 Engineering services                              23,223            1,709
 Travel and entertainment                           9,077            9,648
 Business taxes                                     1,084            5,179
 Advertising and promotion                         81,021            2,797
 Interest expense                                   7,752            2,854
 Operating supplies                                 1,261            5,302
 Depreciation and amortization                     30,740           18,269
 Insurance                                         15,207            1,754
 Equipment repairs                                   -               1,317
 Equipment rental                                    -                 150
 Commissions                                        5,743            1,555
 Payroll                                          197,608           56,226
                                                 ---------        ---------
Total General and
        Administrative Expenses                   765,382          503,649
                                                 ---------        ---------

NET LOSS BEFORE OTHER INCOME                     (696,163)        (491,701)
 Other income                                      10,548            1,687
                                                  ---------        ---------

NET LOSS                                        $(685,615)       $(490,014)
                                                 =========        =========
NET LOSS PER SHARE                                $ (.18)          $ (.17)
                                                 =========        =========

The accompanying notes and accountant's audit report are an integral part of these financial statements.
                                 -3-


                                 AIRTRAX, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1999 and 1998


                    COMMON           PREFERRED
                    STOCK              STOCK                 ADDITIONAL
               ----------------- ---------------  PAID-IN     RETAINED
               Shares   Amount  Shares   Amount   CAPITAL     DEFICIT   TOTAL
             --------- -------- ------- ------- ---------- ----------  -------
Balance,
December 31,
     1997    2,006,600 $ 20,066 275,000 $12,950 $  315,116 $ (336,265) $ 11,867

Sales of stock
 under Rule 504,
 Regulation D,
  offerings	   471,962    4,720                    488,399              493,119

Stock issued
pursuant to
stock split  1,021,825   10,218                    (10,218)                -

Stock issued
to redeem
note payable    30,000      300                     19,700               20,000

Stock issued for
services        79,708      797                       (797)                -

Net loss for
the year                                                     (490,014) (490,014)

Cash dividends on
preferred stock                                               (13,005)  (13,005)
              ---------  ------- ------- ------  ----------  ---------  -------

  Balance,
  December 31,
    1998     3,610,095  36,101  275,000 12,950     812,200   (839,284)   21,067

Sales of stock
 under Rule 504
 Regulation D
 offering      614,552    6,146                    866,122              872,268

Shares issued
 as dividend
 on preferred
 stock         305,737    3,057                    117,309   (120,366)     -

Shares issued
 for services   18,629      186                     17,052               17,238

Net losses for
 the year                                                    (685,615) (685,615)

Cash Dividends
 on preferred
 stock                                                        (40,409)  (40,498)

              ----------  ------- ------- ------- --------  ---------- --------
 Balance,
  December 31
   1999      4,549,013 $ 45,490 275,000 $12,950 $1,812,683 $(1,685,763) $185,360
            ========== ======== ======= ======= ========== ============ ========


               The accompanying notes and accountant's audit report are an integral part of these financial statements

                                  AIRTRAX, INC.

                           STATEMENTS OF CASH FLOWS
                  For the Years Ended December 31, 1999 and 1998


                                                          1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                               $(685,615)     $(490,014)
Adjustments to reconcile net income to
 net cash consumed by operating activities:
      Depreciation and amortization                       30,740         18,269
      Value of common stock issued for services           17,238           -
  	Changes in current assets and liabilities:
		    Increase in accounts payable and
                   accrued liabilities                   421,967         58,543
     Decrease (increase) in prepaid expense                2,500         (9,438)
                Increase in accounts receivable          (68,271)        (3,182)
                Increase in inventory                   (488,553)       (10,902)
                                                       ----------       -------
				       Net Cash Consumed By
                  Operating Activities                  (769,994)      (436,724)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                (63,373)       (44,490)
Acquisition of patents                                    (4,981)          -
Increase in utility deposits                                 149            800
                                                      -----------      ---------
           Net Cash Consumed By
                  Investing  Activities                  (68,205)       (43,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of common stock sales                       872,268        493,119
Proceeds of borrowing                                     50,000           -
Preferred stock dividends                                (40,498)       (13,055)
                                                      -----------     ----------
          Net Cash Provided By
                 Financing Activities                    881,770        480,114
                                                      -----------     ----------
         Net Increase (Decrease) In Cash                  43,571           (300)

    Balance at beginning of year                           5,081          5,381
                                                      -----------     ----------
    Balance at end of year                              $ 48,652      $   5,081
                                                      ===========     ==========


The accompanying notes and accountant's audit report are an integral part of these financial statements.

                              AIRTRAX, INC.
                     NOTES TO FINANCIAL STATEMENTS
                            December 31, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization Of Company

The Company was formed April 17, 1997. On May 19, 1997, it merged with a predecessor which had initiated and advanced the development of omnidirection technology. On November 5, 1999, the Company merged with MAS Acquisition IX Corp. ("MAS"), a reporting company under federal securities law. Pursuant to this merger agreement, the Company assumed the reporting status of MAS. In both merger transactions, the Company was the surviving entity.

Business

The  Company  has  designed  a  forklift vehicle using omni-directional technology. The right to exploit this technology grew out of a Cooperative Research and Development Agreement with the United States Navy. Significant resources have been devoted during the past two years to the construction of a prototype of this omni-directional forklift vehicle. It is expected to be in full commercial production during the second quarter of 2000. At that time, it will be offered to industrial users. The Company has also developed a traditional helicopter ground handling machine which has been marketed by the Company on a limited basis.

Cash

For purposes of the statements of cash flows, the Company considers all shortterm debt securities purchased with a maturity of three months or less to be cash equivalents.

Inventory

Inventory consists principally of component parts and supplies which are being used to assemble forklift vehicles. Inventories are stated at the lower of cost (determined on a first in-first-out basis) or market.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed by use of the Modified Accelerated Cost Recovery System (MACRS), as permitted by Internal Revenue Service Regulations, using lives of seven years for furniture and shop equipment and five years for computers and automobiles.

Intangible Assets

	Patents

The Company incurred costs to acquire and protect certain patent rights. These costs were capitalized and are being amortized over a period of fifteen (15) years on a straight-line basis.

                               AIRTRAX, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 1999

1.  continued

	Prototype Equipment

The cost of developing and constructing the prototype omni-directional helicopter handling vehicle and the omni-directional forklift vehicle is expensed as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

2.  RELATED PARTY TRANSACTIONS

During 1999, 305,737 shares of common stock of the Company were issued in lieu of dividends on the preferred stock, as permitted by the terms of the preferred stock issue. The preferred stock is wholly owned by the majority shareholder (see Note 4 for description of the preferred stock). This majority shareholder is a corporation wholly owned by the president of the Company.

The majority shareholder corporation advanced $50,000 to the Company during December 1999. The related note is due April 1, 2000 and bears interest at 12%. Since June 1999, the Company has made its headquarters in premises owned by the Company president, which to date has been rent free.

3.  PRIVATE PLACEMENT OFFERINGS

The Company conducted private placement offerings during 1999. These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. A total of 614,552 shares of common stock was sold under the offerings resulting in net proceeds of $872,268.

                              AIRTRAX, INC.
                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999


4.  PREFERRED STOCK

The Company is authorized to issue 500,000 shares of preferred stock, without par value. At December 31, 1999, 275,000 of these shares had been issued. Each of these shares entitles the holder to a 5% cumulative dividend based on a $5 per share stated value. If sufficient cash is not available, or at the option of the shareholder, these dividends may be paid in common stock. If payment is in stock, it is to be valued at a price calculated at thirty percent of the last price offered or traded during the applicable quarter. This issue of preferred stock also provides a voting right of 10 votes for each share. Dividends totaling $105,119 had accrued through December 31, 1998 on this issue of preferred stock and another $68,750 accrued during 1999. Cash dividends of $13,005 were paid during 1998 and $40,498 was paid during 1999. An additional $120,366 was paid during 1999 through the issuance of common stock. The characteristics of the remaining 225,000 preferred shares authorized have not been specified.

5.  Earnings Per Share

                                          YEAR 1999
                             Income    Average Shares     Per Share
                             (Loss)      Outstanding        Amount
Net loss                   $(685,615)
Adjustment for
 preferred stock
      dividends              (68,750)
Income (loss) available
 to common shareholders    $(754,365)       4,239,465        $(.18)

                                            YEAR 1998
Net loss                   $(490,014)
Adjustment for
 preferred stock
      dividends              (68,750)
Income (loss) available
 to common shareholders    $(558,764)       3,320,662        $(.17)

Warrants to purchase common stock were outstanding at the end of 1998 but were not included in the computation of earnings per share because such inclusion would have an antidilutive effect. These warrants are no longer outstanding.

                                 AIRTRAX, INC.
                         NOTES TO FINANCIAL STATEMENT
                               December 31, 1999

6.  INCOME TAXES

The Company has experienced losses each year since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. A New Jersey corporation business tax liability of $200 accrued during each of the years 1999 and 1998, that being the minimum annual tax imposed on all New Jersey corporations. New Jersey tax law allows the carry forward of NOL's for seven carry forwards of $1,009,000 as of December 31, 1999. The potential tax benefit of these NOL's has not been recorded on the books of the Company.

7.  RENTALS UNDER OPERATING LEASES

Office equipment is leased under an operating lease that expires June 2003. The following is a schedule of future minimum rental payments required under the operating lease:

            Year Ending December 31,            Amount
                                   2000       $  6,857
                                   2001          6,857
                                   2002          6,857
                                   2003          2,857
                                               ---------
                                               $23,428

Rent expense amounted to $5,743 in 1999 and $17,755 in 1998.

8.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest and income taxes is presented below:

                             1999            1998

  Interest                   $7,752          $2,904
  Income taxes                  200             200

There were no noncash investing activities during either 1999 or 1998.

The following noncash financing activities occurred:

a. A $20,000 note payable was redeemed in 1998 for 30,000 shares of common stock.
b. Shares of common stock were issued for services during 1997 and 1998, totalling 18,629 and 30,000, respectively.
c. Preferred stock dividends were partially satisfied by the issuance of 305,737 shares of common stock.

                                AIRTRAX, INC.
    	                  NOTES TO FINANCIAL STATEMENTS
	                             December 31, 1999

9.  CONTINGENCIES

Pursuant to agreements relating to the merger transaction with MAS, the Company was required to issue 114,867 shares of common stock to former shareholders of MAS ("MAS Common Stock") and make a cash payment to an affiliate of the majority shareholder of MAS. The Company has asserted claims against the affiliate and majority shareholder. The claims involve the amount of the MAS Common Stock and the cash due to the majority shareholder and affiliate under the merger agreement.

The Company has not issued the MAS Common Stock. The matter is now under discussion and a settlement is expected shortly. The Company has an employment agreement with its president which expires June 30, 2000. The agreement provides, in part, for options permitting the president to acquire shares of common stock. These options permit acquisitions under three separate arrangements. First, 25,000 shares are available each year at prices per share equal to 30% of the lowest price paid for the stock during the 30 days preceding the date of exercise; under the second arrangement, 15,000 shares are available in the year 2000 at prices equal to one half the 30% price described above; finally, 10,000 shares are available in the year 2000 for a total cost of $1. These options accumulate if they are not exercised. None of the options has previously been exercised. Options for 50,000 shares were thus outstanding at December 31, 1999 at the 30% price.

(b). Reports on Form 8-K.
On November 19, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission.

On January 13, 2000, the Company filed a Form 8-K/A with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AirTrax, Inc.

                                            April 16, 2000
/s/ Peter Amico                                 Date
Peter Amico
Chairman and
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Peter Amico                              April 16, 2000
Peter Amico                                      Date
Director

/s/ D. Barney Harris                         April 16, 2000
D. Barney Harris                                 Date
Director

/s/ John Watt                                April 16, 2000
John Watt                                        Date
Director

/s/ Daniel H. Luciano                        April 16, 2000
Daniel H. Luciano                                Date
Director



EXHIBIT 21 (i)

SUBSIDIARIES

None



EXHIBIT 27.1
FINANCIAL DATA SCHEDULE


ART.5 FDS

Multiplier  1,000


PERIOD TYPE                                   12 MONTHS
FISCAL YEAR END                               DEC-31-1999
PERIOD START                                  JAN-1-1999
PERIOD END                                    DEC-31-1999
CASH                                          49
SECURITIES                                    0
RECEIVABLES                                   71
ALLOWANCES                                    0
INVENTORY                                     512
CURRENT-ASSETS                                639
PP&E                                          145
DEPRECIATION                                  56
TOTAL ASSETS                                  778
CURRENT-LIABILITIES                           593
BONDS                                         0
COMMON                                        45
PREFERRED-MANDATORY                           13
PREFERRED                                     0
OTHER-SE                                      1,784
TOTAL-LIABILITIES-AND-EQUITY                  778
SALES                                         79
TOTAL-REVENUES                                79
CGS                                           10
TOTAL-COST                                    765
OTHER-EXPENSES                                (11)
LOSS-PROVISION                                0
INTEREST-EXPENSE                              0
INCOME-PRETAX                                 (686)
INCOME-TAX                                    0
INCOME-CONTINUING                             (686)
DISCONTINUED                                  0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (686)
EPS-PRIMARY                                   (.18)
EPS-DILUTED                                   (.18)