Form 10QSB
period 2000-03-31
AIRTRAX INC
filed 2000-05-22
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION PRIVATE
Washington, D. C. 20549


FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE Act of 1934 for the transition period from ___ to ___.

Commission file number: 0-25791

AIRTRAX, INC.
(Name of Small Business Issuer in its charter)

New Jersey                                     22-3506376
(State of                                      (I.R.S. Employer
Incorporation)                                  I.D. Number)

870B Central Avenue, Hammonton, New Jersey             08037
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number 609-567-7800.

1616 Pennsylvania Avenue, #122, Vineland, New Jersey 08361; 856-327-8112 (Former address and former telephone number, if changed from last report)


Securities registered under Section 12 (b) of the Act:

         Title of each class       Name of exchange on which
         to be registered          each class is to be registered

            None                              None


Securities registered under Section 12(g) of the Act:

                          Common Stock
                         (Title of Class)


Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1). Yes: X  No:
(2). Yes: X  No:

The number of shares issued and outstanding of issuer's common stock, no par value, as of March 31, 2000 was 4,660,234.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  X




PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.


	INDEX


                                                               Page

Balance Sheets                                                   3
Statements of Income                                             4
Statements of Changes in Stockholder's Equity                    5
Statements of Cash Flows                                         6
Notes to Financial Statements                                    7
Item 2. Management's Discussion and Analysis.                   10
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                      11
Item 2. Changes in Securities.                                  11
Item 3. Defaults upon Senior Securities.                        11
Item 4. Submission of Matters to Vote of Securityholders.       11
Item 5. Other Information.                                      11
Item 6. Exhibits and Reports on Form 8-K.                       11
Signatures                                                      11



                               AIRTRAX, INC.
                             	BALANCE SHEETS
                                                  March 31,      December 31,
                                                       2000             1999
	                                 ASSETS
Current Assets
     Cash                                       $    64,525     $    48,652
     Accounts receivable                              4,972          71,453
     Inventory                                      651,563         511,525
     Prepaid expenses                                 6,938           6,938
                                                 ____________     ____________
     Total current assets                           767,998         638,568

Fixed Assets
     Office furniture and equipment                  34,003          34,003
     Automotive equipment                            16,915          16,915
     Shop equipment                                  20,909          20,660
     Casts and tooling                               72,962          72,962
                                                 ____________     ____________
                                                    144,789         144,540
     Less, accumulated depreciation                  63,181          55,777
                                                 ____________     ____________
            Net fixed assets                         81,608          88,763

Other Assets
     Patents - net                                   49,272          50,380
         Utility deposits                                65              65
                                                ____________      ___________
             Total other assets                      49,337          50,445
                                                 ____________     ___________
                  TOTAL ASSETS                 $    898,943      $  777,776

                	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                          $    643,827      $  527,255
       Accrued liabilities                           30,778          15,161
       Stockholder note payable                      51,990          50,000
                                                _____________    ____________
     Total current liabilities                      726,595         592,416

Stockholders' Equity
     Common stock - authorized, 5,000,000
     shares without par value; issued and
     outstanding-4,630,604 and 4,549,013,
     respectively                                    46,602          45,490
     Preferred stock - authorized, 500,000
       shares without par value; 275,000
       issued and outstanding                        12,950          12,950
	     Additional paid-in-capital                  1,942,213       1,784,038
             Retained deficit                    (1,829,417)     (1,657,118)
                                                _____________    ____________
   Total stockholders' equity                       172,348         185,360
    TOTAL LIABILITIES AND STOCKHOLDER' EQUITY   $   898,943     $   777,776
                                               ==============   =============

    	    The accompanying notes and accountant's audit report are
              an integral part of these financial statements.



    	                           AIRTRAX, INC.
                             STATEMENTS OF INCOME
	      For the Three Month Periods Ended March 31, 2000 and 1999



                                                   2000            1999
                                                ________       _________
SALES                                          $  27,589       $     -

COST OF GOODS SOLD                                 5,899             -
                                               _________      __________
     Gross Profit                                 21,690             -

OPERATING AND ADMINISTRATIVE EXPENSES:

   Cost of prototype development                  79,373        18,952
   Auto expense                                       44             -
   Health insurance                                2,461         2,455
   Utilities                                         522           526
   Telephone                                       2,957         2,316
   Shipping, postage and office supplies           7,578           171
   Rent                                                -         3,725
   Professional fees                              25,020         7,454
   Travel and entertainment                        1,758         3,843
   Advertising and promotion                      11,814        13,091
   Interest expense                                   65         2,160
   Operating supplies                              1,589             -
   Depreciation and amortization                   8,512         7,685
   Insurance                                         821         2,617
   Equipment repairs                                   -             -
   Equipment rental                                1,143         1,143
   Payroll and related taxes                      50,333        35,715
                                               __________     _________
Total General and
         Administrative Expenses                 193,990       101,853
                                               ___________    _________

NET LOSS BEFORE OTHER INCOME                    (172,300)     (101,853)
   Other income                                        1             -
                                               __________    __________
NET LOSS                                       $(172,299)    $(101,853)
                                               ==========   ===========
NET LOSS PER SHARE                              $ (.04)       $ (.03)
                                               ==========   ===========



            The accompanying notes and accountant's audit report
             are an integral part of these financial statements.





	                          AIRTRAX, INC.
	           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	         For the Three Month Period Ended March 31, 2000


                  COMMON         PREFERRED
                  STOCK        	 STOCK                     ADDITIONAL
          ___________________ _______________   PAID-IN     RETAINED
           Shares    Amount   Shares  Amount    CAPITAL     DEFICIT    TOTAL
          _________ ________ _______ ________ __________ ____________ _________
Balance,
December 31,
   1999  4,549,013  $ 45,490 275,000 $12,950 $1,784,038  (1,657,118)  185,360

Private placement
sales of
stock       33,630       336                    109,665               110,001

Shares issued
Under option
exercises   75,494       755                     42,323                43,078

Shares
issued
for services 2,097        21                      6,187                 6,208

Net loss
for the
period	                                                   (172,299) (172,299)

         __________  ________ _______ _______ __________ ___________ __________
Balance,
March 31,
2000     4,660,234  $ 46,602 275,000 $12,950 $1,942,213 $(1,829,417) $172,348







           	The accompanying notes and accountant's audit report
             are an integral part of these financial statements.



	                             AIRTRAX, INC.
                        	STATEMENTS OF CASH FLOWS
	          For the Three Month Periods Ended March 31, 2000 and 1999


                                                            2000      1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                $(172,299)  $(101,853)
Adjustments to reconcile net income to
 net cash consumed by operating activities:
      Depreciation and amortization                         8,512       7,685
      Value of common stock issued for services             6,208          -
      Changes in current assets and liabilities:
               Increase in accounts payable and
                  accrued liabilities                     132,189     (14,254)
      Decrease (increase) in prepaid expense                   -        2,500
    	 Decrease (increase) in accounts receivable           26,481       2,600
         Increase in inventory                           (140,038)    (15,994)
               	                                        _________    ________
                   Net Cash Consumed By
                    Operating Activities                 (138,947)   (119,316)


CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                    (249)    (11,313)
                                                       ___________    ________
                   Net Cash Consumed By
                   Investing  Activities                     (249)    (11,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of common stock sales                        153,079     160,202
Proceeds of borrowing                                       1,990          -
Preferred stock dividends                                      -      (17,188)
                                                       ___________  ___________
                   Net Cash Provided By
                    Financing Activities                  155,069     143,014
                                                       ___________  _________
        Net Increase (Decrease) In Cash                   (15,873)     12,385

   Balance at beginning of period                          48,652       5,081
                                                        __________  _________
   Balance at end of period                             $  64,525    $ 17,466
                                                       ===========  =========





           The accompanying notes and accountant's audit report are an integral part of these financial statements.




	                         AIRTRAX, INC.
	                  NOTES TO FINANCIAL STATEMENTS
	                        March 31, 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization Of Company
The Company was formed April 17, 1997. On May 19, 1997, it merged with a predecessor which had initiated and advanced the development of omni-direction technology. On November 5, 1999, the Company merged with MAS Acquisition IX Corp. ("MAS"), a reporting company under federal securities law. Pursuant to this merger agreement, the Company assumed the reporting status of MAS. In both merger transactions, the Company was the surviving entity.

Business
The Company has designed a forklift vehicle using omni-directional technology. The right to exploit this technology grew out of a Cooperative Research and Development Agreement with the Navy. Significant resources have been devoted during the past two years to the construction of a prototype of this omni-directional forklift vehicle. It is expected to be in full commercial production during the third quarter of 2000. At that time, it will be offered to industrial users.

The Company has also developed a traditional helicopter ground handling machine which has been marketed by the Company on a limited basis.

Cash
For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

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

3.  PRIVATE PLACEMENT OFFERINGS

The Company conducted private placement offerings during 1999 and the first quarter of 2000. These offerings were exempt under the Securities Act of 1933,as amended, and the rules and regulations promulgated thereunder. Under the offerings, a total of 614,552 shares of common stock were sold during 1999 and 33,630 shares of common stock were sold during the first quarter of 2000, resulting in net proceeds of $872,268 and $110,001, respectively.

In addition, during the first quarter of 2000, 75,494 shares of common stock were issued under option arrangements with officers and directors yielding proceeds of $43,078, and 2,097 shares of common stock were issued in lieu of cash for services valued at $6,208 to a law firm controlled by a director.





       	                    AIRTRAX, INC.
                   	NOTES TO FINANCIAL STATEMENTS
	                         March 31, 2000

4.  PREFERRED STOCK

The Company is authorized to issue 500,000 shares of preferred stock, without par value. At March 31, 2000, 275,000 of these shares had been issued. Each of these shares entitles the holder to a 5% cumulative dividend based on a $5 per share stated value. If sufficient cash is not available, or at the option of the shareholder, these dividends may be paid in common stock. If payment is in stock, it is to be valued at a price calculated at thirty percent of the last price offered or traded during the applicable quarter. This issue of preferred stock also provides a voting right of 10 votes for each share.

Dividends totaling $105,119 had accrued through December 31, 1998 on this issue of preferred stock; another $68,750 accrued during 1999 and $17,188 accrued during the first quarter of the year 2000. Cash dividends of $13,005 were paid during 1998 and $40,498 was paid during 1999. An additional $91,721 was paid during 1999 through the issuance of common stock, leaving a balance of $45,834 unpaid at March 31, 2000.

The characteristics of the remaining 225,000 preferred shares authorized have not been specified.

5.  Earnings Per Share

Three Months Ended March 31, 2000
                               Income     Average Shares	  Per Share
                               (Loss)       Outstanding  	   Amount

Net loss			                  $(172,299)
Adjustment for
  preferred stock
  dividends                                   (17,188)

Income (loss) available
  to common shareholders      $(189,487)     4,589,809	           $(.04)

Three Months Ended March 31, 1999

Net loss       			            $(101,853)
Adjustment for
  preferred stock
  dividends                                   (17,188)

Income (loss) available
  to common shareholders      $(119,041)    3,727,460	            $(.03)




       	                   AIRTRAX, INC.
	                  NOTES TO FINANCIAL STATEMENTS
	                         March 31, 2000


6.  INCOME TAXES

The Company has experienced losses each year since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied
against future profits for  a period  of  twenty  years.   A  New  Jersey
corporation business tax liability of $200 accrued during each of the years 1999 and 1998, that being the minimum annual tax imposed on all New Jersey corporations. New Jersey tax law allows the carry forward of NOL's for seven years. The Company had NOL carry forwards of $1,009,000 as of December 31, 1999. The potential tax benefit of these NOL's has not been recorded on the books of the Company.

7.  RENTALS UNDER OPERATING LEASES

Office equipment is leased under an operating lease that expires in June
2003.   The  following  is  a schedule of future minimum rental payments required under the operating lease:

           Year Ending
           December 31,                   Amount
           2000 (Remainder)              $ 5,714
           2001                            6,857
           2002                            6,857
           2003                            2,857
                                         ________
                                         $22,285

Rent expense amounted to $1,143 in the three months ended March 31,2000 and $4,868 in 1999 period.

8.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest and income taxes is presented below:

                     Three Months Ended March 31,

                              2000	                      1999

    Interest                 $  65                    $ 2,160
    Income taxes 	             200                        200

There were no noncash investing activities during either the 2000 period or 1999 period. The following noncash financing activities occurred:

a. Shares of common stock totaling 2,097 shares were issued for services during the three months ended March 31, 2000.





                                	AIRTRAX, INC.

                         	NOTES TO FINANCIAL STATEMENTS
	                                March 31, 2000

9.  CONTINGENCIES

Pursuant to agreements relating to the merger transaction with MAS, the Company was required to issue 114,867 shares of common stock to former shareholders of MAS ("MAS Common Stock") and make a cash payment to an affiliate of the majority shareholder of MAS. The Company has asserted claims against the affiliate and majority shareholder. The claims involve the amount of the MAS Common Stock and the cash due to the majority shareholder and affiliate under the merger agreement. The Company has not issued the MAS Common Stock. The parties presently are attempting to negotiate a settlement of the matter.

The Company has an employment agreement with its president which provides, in part, for options permitting the president to acquire up to 50,000 shares of common stock per year. The first 10,000 shares each year are available at a price of $1; the next 25,000 shares are available at a price per share equal to 30% of the lowest price paid for the stock during the 30 days preceding the date of exercise; the last 15,000 shares are available at a price equal to one half the 30% price described above. These options accumulate if they are not exercised. None of these options had been exercised prior to December 31, 1999. Options for 60,000 shares were exercised during the first quarter at the 30% price and 10,00 at the $1 price. Options for 22,500 shares were outstanding at March 31, 2000 at the one half of 30% price.


Item 2. Management's Discussion and Analysis.
The following discusses the financial results and position of the consolidated accounts of the Company for the periods indicated.

Results of Operations

Three  Months Ended March 31, 2000 compared with Three Months Ended March
31, 1999.

The Company is a development stage company. From inception through March 31, 2000, the activities of the Company consisted of the development of the omni-directional wheel and related components for forklift and other material handling applications. Due to the nature of our business activities to date, we believe that a period-to-period comparison will not be meaningful until we initiate the commercial sale of our product which is anticipated to occur in the second or third quarter of 2000 for our omni-directional forklift.

Revenues for the three months ended March 31, 2000 were $27,589 compared with no revenues for the same period in 1999. Revenues for the 1999 period consisted of $8,845 in sales of a non omni-directional product and $18,744 in contract revenues from the United States Navy.

Cost of sales for the 2000 period was $5,899 representing parts and manufacturing costs for the non-omni directional product.

General and administrative expenses which includes administrative salaries and overhead for the three month period in 2000 totaled $193,990 compared with $101,853 for the same period in 1999. The increase of $92,404 for the 2000 period is due to increase prototype development costs of the omni-directional wheel, increased professional fees associated with Company's reporting status under the federal securities laws, and an increased salary payments to the president of the Company and initiation of salary payments to the executive vice president of the Company. Net loss for the three month period in 2000 was $172,299 compared with a net loss of $101,853 for the prior period.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the private placement of its common stock. During 1999, the Company raised approximately $872,268 net of offering costs from the private placement of its common stock. During the first quarter of 2000, the Company raised $110,001 net of offering costs from the private placement of its common stock. As of March 31, 2000, current assets and total assets increased to $767,998 and $898,943, respectively, from $638,568 and $777,776, respectively, for December 31, 1999; and current liabilities increased to $726,595 from $592,416 for year end 1999.

As of March 31, 2000, the Company had limited working capital. The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures for inventory and product production in anticipation of the rollout of its omni-directional forklift expected to occur in the third quarter of fiscal 2000. The Company intends to fund its operations through the issuance of equity and/or debt securities. Presently, the Company is seeking capital from one or more funding sources, however, at this time no arrangement has been finalized. No assurances can be given that the Company will be successful in obtaining sufficient capital to fund the initiation of its production activities. If the Company is unable to obtain sufficient funds in the near future, such event will have a material adverse impact on the Company and its business prospects.

Forward Looking Statements. Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for the period ending December 31, 1999 (including any amended filings thereto) for additional statements concerning operations and future capital requirements.


Certain risks exist with respect to the Company and its business, which risks include the need for additional capital and lack of commercial product. Readers are urged to refer to the section entitled "Cautionary Statements in the Company's Form 10-KSB for the period ended December 31, 1999 and elsewhere therein for a broader discussion of such risks and uncertainties.

Part II OTHER INFORMATION
Item 1. Legal Proceedings.
None

Item 2. Changes in Securities.
None

Item 3. Defaults upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Securityholders.
None

Item 5. Other Information.
None

Item 6. Exhibits.
(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K.
None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AIRTRAX, INC.

Date: May 17, 2000          /s/Peter Amico
                               Peter Amico
                               President and
                               Principal Financial Officer



SCHEDULE 27.1
FINANCIAL DATA SCHEDULE


ART.5 FDS FOR 1st QUARTER 10-Q

Multiplier  1,000


PERIOD TYPE                                   3 MONTHS
FISCAL YEAR END                               DEC-31-1999
PERIOD END                                    MAR-31-2000
CASH                                          65
SECURITIES                                    0
RECEIVABLES                                   45
ALLOWANCES                                    0
INVENTORY                                     652
CURRENT-ASSETS                                767
PP&E                                          145
DEPRECIATION                                  63
TOTAL ASSETS                                  899
CURRENT-LIABILITIES                           727
BONDS                                         0
COMMON                                        47
PREFERRED-MANDATORY                           13
PREFERRED                                     13
OTHER-SE                                      1,882
TOTAL-LIABILITIES-AND-EQUITY                  899
SALES                                         28
TOTAL-REVENUES                                28
CGS                                           6
TOTAL-COST                                    200
OTHER-EXPENSES                                0
LOSS-PROVISION                                0
INTEREST-EXPENSE                              0
INCOME-PRETAX                                 (172)
INCOME-TAX                                    0
INCOME-CONTINUING                             (172)
DISCONTINUED                                  0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (172)
EPS-PRIMARY                                   (.04)
EPS-DILUTED                                   (.04)



DRAFT OF 5/9/00
NOT FOR DISTRIBUTION