Form 10QSB
period 2000-06-30
AIRTRAX INC
filed 2000-08-16
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE Act of 1934 for the transition period from ___ to ___.

Commission file number: 0-25791

                                    AIRTRAX, INC.
                                   ---------------
                   (Name of Small Business Issuer in its charter)

         New Jersey                                     22-3506376
        ------------                                  -------------
   (State of Incorporation)                   (I.R.S. Employer I.D. Number)

         870B Central Avenue, Hammonton, New Jersey             08037
         -------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)

Issuer's telephone number 609-567-7800.
                          --------------

1616 Pennsylvania Avenue, #122, Vineland, New Jersey  08361; 856-327-8112
-------------------------------------------------------------------------
(Former address and former telephone number, if changed from last report)


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

The number of shares issued and outstanding of issuer's common stock, no par value, as of June 30, 2000 was 4,687,307.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  X

                              TABLE OF CONTENTS

INDEX                                                              PAGE


PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.


Balance Sheets.......................................................3
Statements of Income.................................................4
Statements of Changes in Stockholder's Equity........................5
Statements of Cash Flows.............................................6
Notes to Financial Statements........................................7

Item 2. Management's Discussion and Analysis.........................11

PART II - OTHER INFORMATION
Item 1. Legal Proceedings............................................12
Item 2. Changes in Securities........................................12
Item 3. Defaults upon Senior Securities..............................12
Item 4. Submission of Matters to Vote of Securityholders.............12
Item 5. Other Information............................................13
Item 6. Exhibits and Reports on Form 8-K.............................14
Signatures...........................................................14



















                             AIRTRAX, INC.

                         Financial Statements

                             June 30, 2000








                                 PAGE  2





                             AIRTRAX, INC.
                            BALANCE SHEETS

                                           June 30,          December 31,
                                             2000               1999
                                       ---------------   -----------------
ASSETS
-------------

Current Assets
     Cash                               $      23,676  $      48,652
     Accounts receivable                        1,560         71,453
     Inventory                                787,709        511,525
     Prepaid expenses                           6,938          6,938
                                         --------------     -------------
Total current assets                          819,883        638,568

Fixed Assets
     Office furniture and equipment            34,003         34,003
     Automotive equipment                      16,915         16,915
     Shop equipment                            20,909         20,660
     Casts and tooling                         74,162         72,962
                                          --------------    --------------
                                              145,989        144,540
Less, accumulated depreciation                 70,585         55,777
                                          --------------    --------------
Net fixed assets                               75,404         88,763

Other Assets
     Patents - net                             69,050         50,380
     Utility deposits                              65             65
                                           --------------    -------------
          Total other assets                   69,115          50,445
                                           --------------    -------------

    TOTAL  ASSETS                          $    964,402      $ 777,776
                                           ==============   ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
             ----------------------------------------------

Current Liabilities
     Accounts  payable                      $    749,437      $ 527,255
     Accrued liabilities                          54,258         15,161
     Stockholder note payable                     98,810         50,000
                                             -------------    -------------

Total current liabilities                        902,505        592,416

Stockholders' Equity
     Common stock - authorized, 5,000,000
      shares without par value; issued and
      outstanding - 4,687,307 and 4,549,013,
      respectively                                46,873         45,490
     Preferred stock - authorized, 500,000
      shares without par value; 275,000 issued
      and outstanding                             12,950         12,950
Additional paid-in-capital                     1,989,374      1,784,038
Retained deficit                              (1,987,300)    (1,657,118)
                                              -------------  -------------

Total stockholders' equity                        61,897        185,360
                                              -------------  -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  $    964,402     $  777,776
                                             =============  =============

    The accompanying notes are an integral part of these financial statements.

                                  -3-


                            AIRTRAX,  INC.
                         STATEMENTS OF INCOME
   For the Three and Six Month Periods Ended June 30, 2000 and 1999


                                     YEAR 2000               YEAR 1999
                                ----------------------   -------------------
                                  Six         Three        Six      Three
                                 Months       Months       Months   Months
                                ---------- -----------   ---------  --------
SALES                           $  32,389  $    4,800    $  8,892   $ 8,892

COST OF GOODS SOLD                  9,694       3,795       4,487     4,487
                                ---------- -----------   ---------- --------
Gross Profit                       22,695       1,005       4,405     4,405

OPERATING AND ADMINISTRATIVE EXPENSES:

Cost of prototype development     121,454      42,081      80,704    61,752
 Auto expense                          44           -          74        74
 Health insurance                   4,978       2,517       4,910     2,455
 Utilities                            808         286         966       440
 Telephone                          4,989       2,032       4,630     2,314
 Shipping, postage and
   office supplies                 13,315       5,737       1,496     1,325
 Rent                                   -           -       6,980     3,256
 Professional fees                 39,296      14,276      32,547    25,093
 Travel and entertainment           5,697       3,939       5,467     1,624
 Advertising and promotion         16,175       4,361      44,976    31,885
 Interest expense                   4,003       3,938       3,983     1,823
 Operating supplies                 9,715       8,126           -         -
 Depreciation and amortization     17,024       8,512      15,595     7,910
 Insurance                            821           -       2,872       255
 Equipment rental                   2,856       1,713       2,857     1,714
 Payroll and related taxes        111,704      61,371     103,296    67,580
                              ------------    ---------  ---------- --------
Total General and Administrative
 Expenses                         352,879     158,889     311,353   209,500
                              ------------    ---------  ---------- --------

NET LOSS BEFORE OTHER INCOME     (330,184)   (157,884)   (306,948) (205,095)

Other income                            2           1       1,333     1,333
                              -------------  -----------  --------- --------
NET LOSS                       $ (330,182)  $(157,883)  $(305,615) $(203,762)
                              ============= ============ ========== =========

NET LOSS PER SHARE                  $(.08)      $(.04)      $(.08)     $(.05)
                              ============= ============ =========== =========








    The accompanying notes are an integral part of these financial statements.

                                  -4-


                                  AIRTRAX, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Six Month Period Ended June 30, 2000


                   COMMON       PREFERRED
                    STOCK          STOCK       ADDITIONAL
            ------------------ ----------------  PAID-IN    RETAINED
             Shares    Amount   Shares  Amount   CAPITAL    DEFICIT     TOTAL
            -------- --------- ------- -------- --------- ----------- ---------

Balance,
December 31,
1999        4,549,013 $ 45,490 275,000 $12,950 $1,784,038 $(1,657,118) $185,360

Private
placement
sales of
stock          41,034      410                    128,102               128,512

Shares issued
Under option
exercises      80,494      805                     44,773                45,578

Shares issued
for services   16,766      168                     32,461                32,629

Net loss for
the period                                                   (330,182) (330,182)
           ----------- -------- ------- -------- ---------- ---------- ---------
Balance,
June 30,
 2000       4,687,307 $ 46,873  275,000 $12,950 $1,989,374 $(1,987,300)$ 61,897
           =========== ======== ======= ======= =========== ============ =======















   The accompanying notes are an integral part of these financial statements.
                                       -5-







                                     AIRTRAX, INC.

                                 STATEMENTS OF CASH FLOWS
                            For the Three and Six Month Periods
                                Ended June 30, 2000 and 1999


                                            Year 2000              Year 1999
                                     -------------------- -------------------
                                        Six      Three         Six      Three
                                       Months    Months       Months    Months
                                       ------    ------       ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                             $(330,182) $(157,883) $(305,615) $(203,762)
Adjustments to reconcile net income
 to net cash consumed by operating
 activities:
   Depreciation and amortization        17,024      8,512      15,595     7,910
   Value of common stock issued
    for services                        41,956      35,748     12,470    12,470

Changes in current assets and
 liabilities:
   Increase (decrease) in accounts
    payable and accrued liabilities    261,279     129,090     (75,500) (61,246)
   Increase in prepaid expense               -           -      (4,438)  (6,938)
   Decrease (increase) in
    accounts receivable                 69,893      43,412         228   (2,372)
   Increase in inventory              (276,184)   (136,146)    (21,513)  (5,519)
                                     ----------  ----------   --------- --------
Net Cash Consumed By Operating
 Activities                           (216,214)    (77,267)   (378,773)(259,457)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment               (1,449)     (1,200)    (44,858) (33,545)
Additions to patent cost               (20,886)    (20,886)          -        -

Net Cash Consumed By Investing
 Activities                            (22,335)    (22,086)    (44,858) (33,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of common stock sales     164,763      11,684     874,806  714,604
Proceeds of borrowing                   48,810      46,820      21,043   21,043
Preferred stock dividends                    -           -     (34,375) (17,187)
                                     ----------   ----------  --------- --------
Net Cash Provided By Financing
 Activities                            213,573      58,504     861,474  718,460

Net Increase (Decrease) In Cash        (24,976)    (40,849)    437,843  425,458

Balance at beginning of period          48,652      64,525       5,081   17,466
                                    -----------  ----------  --------- --------
Balance at end of period            $   23,676   $  23,676    $442,924 $442,924
                                    ===========  ==========  ========= =========






   The accompanying notes are an integral part of these financial statements.

                                         -6-
                           AIRTRAX, INC.

                   NOTES TO FINANCIAL STATEMENTS
                           June 30, 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization Of Company
The Company was formed April 17, 1997. On May 19, 1997, it merged with a predecessor which had initiated and advanced the development of its omni-directional technology. On November 5, 1999, the Company merged with MAS Acquisition IX Corp. ("MAS"), a reporting company
under federal securities law.   Pursuant to this merger  agreement,
the Company assumed the reporting status of MAS. In both merger transactions, the Company was the surviving entity.

Business
The Company has designed a forklift vehicle using omni-directional technology obtained under a contract with the United States Navy Surface Warfare Center in Panama City, Florida. The right to exploit this technology grew out of a Cooperative Research and Development Agreement with the Navy. Significant resources have been devoted during the past two years to the construction of a prototype of this omni-directional forklift vehicle. It is expected to be in full commercial production during the fourth quarter of 2000. At that time, it will be offered to industrial users.

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

     Prototype Equipment
     The cost of developing and constructing the prototype omni-
     directional   helicopter   handling  vehicle  and the omni-
     directional forklift vehicle is expensed as incurred.


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

                           AIRTRAX, INC.

                   NOTES TO FINANCIAL STATEMENTS
                           June 30, 2000




2.   RELATED PARTY TRANSACTIONS

During 1999, 305,737 shares of common stock of the Company were issued in lieu of dividends on the preferred stock, as permitted by the terms of the preferred stock issue. All of the preferred stock is owned by the majority shareholder (see Note 4 for description of the preferred stock). This majority shareholder is a corporation wholly owned by the president of the Company.

The majority shareholder corporation advanced a total of $98,810 to the Company during 1999 and 2000. This debt is due on demand and bears interest as 12%.

Since June 1999, the Company has made its headquarters in premises owned by the Company's president, which to date has been rent free.

3.   PRIVATE PLACEMENTS

The Company conducted private placements of its common stock during 1999 and the first half of the year 2000. These placements were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

A total of 614,552 shares of common stock were sold under the offerings during 1999, and 41,034 shares during the first half of 2000, resulting in net proceeds of $872,268 and $128,512, respectively. In addition, during the first half of 2000, 75,494 shares of common stock were issued under option arrangements with officers and directors, yielding proceeds of $43,078; and 21,766 shares of common stock were issued in lieu of cash for services valued at $35,129, of which 5,000 shares were issued for services under an option arrangement with a director.

4.   PREFERRED STOCK

The Company is authorized to issue 500,000 shares of preferred stock, without par value. At June 30, 2000, 275,000 of these shares had been issued. Each of these shares entitles the holder to a 5% cumulative dividend based on a $5 per share stated value. If sufficient cash is not available, or at the option of the shareholder, these dividends may be paid in common stock. If payment is in stock, it is to be valued at a price calculated at thirty percent of the last price offered or traded during the applicable quarter. This issue of preferred stock also provides a voting right of 10 votes for each share.

Dividends totaling $105,119 had accrued through December 31, 1998 on this issue of preferred stock; another $68,750 accrued during 1999 and $34,375 accrued during the first half of the year 2000. Cash dividends of $13,005 were paid during 1998 and $40,498 was paid during 1999. An additional $91,721 was paid during 1999 through the issuance of common stock, leaving a balance of $63,021 unpaid at June 30, 2000.

The characteristics of the remaining 225,000 preferred shares authorized have not been specified.

                           AIRTRAX, INC.

                   NOTES TO FINANCIAL STATEMENTS
                           June 30, 2000


5.   EARNINGS PER SHARE

                                       Six Months Ended June 30, 2000
                              ----------------------------------------------
                                 Income      Average Shares   Per Share
                                 (Loss)        Outstanding     Amount
                              ----------- ------------------ -----------

Net loss                     $ (330,182)
Adjustment for preferred
  stock dividends               (34,375)
                             -----------
Income (loss) allocable to
  common shareholders         $ (364,557)      4,618,160       $ (.08)
                              ===========     ===========      =======
                                    Three Months Ended June 30, 2000
                              ---------------------------------------------

Net Loss                      $ (157,883)
Adjustment for preferred
  stock dividends                (17,187)
                              -----------
Income (loss) allocable to
  common shareholders         $ (175,070)       4,673,771       $ (.04)
                              ===========     ============       ======


                                   Six Months Ended June 30, 1999
                              ----------------------------------------------

Net loss                      $ (305,615)
Adjustment for preferred
  stock dividends                (34,375)
                              -----------
Income (loss) allocable to
  common shareholders         $ (339,990)       4,056,676        $ (.08)
                              ===========     ============       =======



                                    Three Months Ended June 30, 1999
                              ---------------------------------------------

Net Loss                      $ (203,762)
Adjustment for preferred
  stock dividends                (17,188)
                              -----------
Income (loss) allocable to
  common shareholders         $ (220,950)        4,115,358       $ (.05)
                              ===========       ============     =======

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

                           AIRTRAX, INC.

                   NOTES TO FINANCIAL STATEMENTS
                           June 30, 2000

7.   RENTALS UNDER OPERATING LEASES

Office equipment is leased under an operating lease that expires in June 2003. The following is a schedule of future minimum rental payments required under the operating lease:

               Year Ending
               December 31,               Amount
               ------------               -------
                  2000  (Remainder)     $  3,810
                  2001                     6,857
                  2002                     6,857
                  2003                     2,857
                                        ---------
                                        $ 20,381
                                        =========


Rent expense amounted to $1,713 and $2,856, respectively in the three and six month periods ended June 30, 2000 and $4,970 and $9,837 in 1999 periods.

8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash  paid for interest during the second quarter of 2000 totaled
$1,142.  There was no cash paid for income taxes.

There were no noncash investing activities during either the 2000 period or 1999 period. The following noncash financing activities occurred:

     a. Shares of common stock totaling 19,669 shares were issued for services during the three months ended June 30, 2000. These were valued at $28,921.

9.   CONTINGENCIES

Pursuant to agreements relating to the merger transaction with MAS, the Company was required to issue 114,867 shares of common stock to former shareholders of MAS (MAS Common Stock) and make a cash payment to an affiliate of the majority shareholder of MAS in
the  amount  of $25,000.   The Company has asserted claims  against
the majority shareholder. The claims involve the amount of the MAS Common Stock and the cash due to the majority shareholder and affiliate under the merger agreement. The Company has not issued the MAS Common Stock nor paid the $25,000. The parties are currently discussing the matter; however, no assurances can be given that a resolution will be effected by the parties.

The Company has an employment agreement with its president which provides, in part, for options permitting the president to acquire up to 50,000 shares of common stock per year. The first 10,000 shares each year are available at a price per share of $1; the next 25,000 shares are available at a price per share equal to 30% of the lowest price paid for the stock during the 30 days preceding the date of exercise; the last 15,000 shares are available at a price equal to one half the 30% price described above. These options accumulate if they are not exercised. None of these options had been exercised prior to December 31, 1999. Options for 60,000 shares were exercised during the first quarter of 2000, 50,000 at the 30% price and 10,000 at the $1 price. Options for 22,500 shares were outstanding at June 30, 2000 at the one half of 30% price. The employment agreement terminated June 30, 2000.

Item 2. Management's Discussion and Analysis.
The following discusses the financial results and position of the consolidated accounts of the Company for the periods indicated.

Results of Operations

Six Months Ended June 30, 2000 compared with Six Months Ended June
30, 1999.

For the six-month period ended June 30, 2000 and comparable period in 1999, the Company was a development stage company. Revenues for the three- and six-months ended June 30, 2000 were $4,800 and $32,389, respectively, compared with $8,892 and $8,892 for the same respective periods in 1999. Revenues for the six-month period in 2000 consisted of $13,645 of sales of a non omni-directional product and $18,744 in contract revenues from the United States Navy.

Cost of sales for the six-month period in 2000 period was $9,694 representing parts and manufacturing costs for the non-omni directional product.

General and administrative expenses which includes administrative salaries and overhead for the three and six-month periods in 2000 totaled $158,889 and $352,879, respectively, compared with $209,500 and $311,353 for the same respective periods in 1999. The increase of $41,526 for the six-month period in 2000 is due to increased prototype development costs of the omni-directional wheel, increased professional fees associated with Company's reporting status under the federal securities laws, increased salary payments to the president of the Company and initiation of salary payments to the executive vice president of the Company, partially offset by a reduction in advertising and promotional costs. Net loss for the three- and six-month periods in 2000 was $157,883 and $330,182, respectively, compared with a net loss of $203,762 and $305,615 for the respective prior periods.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the private placement of its common stock. During 1999, the Company raised approximately $872,268 net of offering costs from the private placement of its common stock. During the first half of 2000, the Company raised approximately $128,512 net of offering costs from the private placement of its common stock.

As of June 30, 2000, the Company's working capital was ($82,672). In addition, the Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures for inventory and product production in anticipation of the rollout of its omni-directional forklift expected to occur in the fourth quarter of fiscal 2000. The Company intends to fund its operations through the issuance of equity and/or debt securities. Presently, the Company is seeking capital from one or more funding sources, however, at this time no arrangement has been finalized. No assurances can be given that the Company will be successful in obtaining sufficient capital to fund the initiation of its production activities, as well as its ongoing operations. If the Company is unable to obtain sufficient funds in the near future, such event will have a material adverse impact on the Company and its business prospects.

Fixed assets, net of accumulated depreciation, totaled $75,404 on June 30, 2000. Fixed assets, net of accumulated depreciation, totaled $88,763 on December 31, 1999.

Forward Looking Statements. Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for the period ending December 31, 1999 for additional statements concerning operations and future capital requirements.

Certain risks exist with respect to the Company and its business, which risks include the need for additional capital, additional product testing to be completed, and lack of commercial product. Readers are urged to refer to the section entitled "Cautionary Statements in the Company's Form 10-KSB for the period ended December 31, 1999 for a broader discussion of such risks and uncertainties.



Part II OTHER INFORMATION
Item 1. Legal Proceedings.

Pursuant to agreements relating to the merger transaction with MAS Acquisition IX Corp. ("MAS"), the Company was required to issue 114,867 shares of common stock to former shareholders of MAS ("MAS Common Stock") and make a cash payment to an affiliate of the majority shareholder of MAS in the amount of $25,000. The Company has asserted claims against the affiliate and majority shareholder. The claims involve the amount of the MAS Common Stock and the cash due to the majority shareholder and affiliate under the merger agreement. The Company has not issued the MAS Common Stock nor has it paid the $25,000. The parties are currently discussing the matter, however, no assurances can be given that a resolution of this dispute will be effected by the parties.

Item 2. Changes in Securities.
None

Item 3. Defaults upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Securityholders.
None

Item 5. Other Information.

The following is a press release issued by the Company on July 28, 2000.

FOR IMMEDIATE RELEASE
HAMMONTON, NEW JERSEY 28 July 2000.

US  NAVY  SELECTS  AIRTRAX  TO  DEVELOP  ADVANCED SHIPBOARD
MATERIAL HANDLING SYSTEM OMNI DIRECTIONAL MATERIAL HANDLING
VEHICLES

AIRTRAX, Inc. OTC BB (AITX) reports that it has been awarded a Phase II Contract by the US Navy under the Department of Defense's Small Business Innovation Research (DOD SBIR) program to develop an advanced omni directional material handling vehicle. The contract, with options, has a potential value of nearly $1 Million. Under the Phase II contract, AIRTRAX will develop a prototype omni-directional multi-purpose mobility platform (MP2) vehicle during a 24-month performance period. The MP2 will be designed to handle munitions and jet engines onboard aircraft carriers. The contract follows a Phase I (DOD SBIR) contract and Option which were awarded to AIRTRAX in 1999.

The MP2 development is a key facet of the Navy's strategy to increase the number of aircraft carrier missions conducted in a 24 hour period. The Navy must increase the speed at
which  material  is  transported  from  within  the   ship's
magazines to the flight deck. The long and ungainly weapons must be maneuvered through areas that are congested with personnel, material, and aircraft. AIRTRAX's omni directional
vehicle  technology  will  enable  the   AIRTRAX  vehicle to
negotiate the route from magazine to flight deck much faster with fewer personnel.

In announcing the contract, AIRTRAX Executive Vice President Barney Harris said, "The Navy will realize an immediate benefit from this technology's insertion. Navy ships are literally designed around the ability to move material within; future Naval ships designed around systems incorporating omni directional vehicle technology will require less internal space dedicated to material handling, and as a result will
be  more  cost  effective ."   Harris  added  "The  DOD  SBIR
procurement mechanism enables the Navy to purchase additional development services and production hardware under a Phase III contract, if desired."

In addition, the Company believes omni directional vehicle technology will speed material handling on other classes of Naval combatant and auxiliary vessels. For instance, Naval re-supply ships, have a similar situation in that a massive amount of material must be transferred from stowage spaces within the ship to transfer stations on deck. Loads are transferred from re-supply to combat ships while steering parallel courses via a tensioned wire trolley system. While ships are connected with the wire trolley and transferring cargo, the combat ship cannot perform its functions, since it cannot maneuver. The Company believes that omni directional mobility will enable a reduction of time required to replenish ships at sea.

Both re-supply and combat ships suffer from congested passageways, a wide variety of load sizes and shapes, and the high tempo. The Company believes these situations are a natural environment for omni material handling technology including fork lifts and specialty transporters.

AIRTRAX is completing development of a commercial omni directional forklift. Pilot models of the ATX-Series are undergoing final testing. Production models will be shipped to dealers later this year. "The ATX-Series will sell at prices competitive with any forklift on the market." according to Peter Amico, Company President. The Company is also developing a line of products incorporating omni-directional vehicle technology for use in material handling, construction, health care, and entertainment. A Free Video showing the ATX-Series forklift can be seen on the Company website at www.airtrax.com. For more information, contact Peter Amico at PO 1237, Hammonton, NJ 08037-1237 - Phone 877-AIRTRAX, 609-567-7895 Fax.

This document contains forward-looking statements that are subject to risks and uncertainties. For such statements Airtrax claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. The Company intends that such statements about the Company's future expectations including future revenues and earnings and all other forward-looking statements be subject to the safe harbors created thereby. Since these statements (future operational results and sales) involve risks and uncertainties and are subject to change at any time, the Company's actual results may differ materially from expected results. Readers should refer to the Company reports filed with the Securities and Exchange Commission, which includes its Form 10-KSB for the period ended December 31, 1999, for a discussion of risks and uncertainties regarding the Company and its business.

Item 6. Exhibits.
(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K.
None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AIRTRAX, INC.

Date: August 14, 2000          /s/Peter Amico
                               Peter Amico
                               President and
                               Principal Financial Officer

EXHIBIT 27.1
FINANCIAL DATA SCHEDULE


ART.5 FDS FOR 2nd QUARTER 10-Q

Multiplier  1,000


PERIOD TYPE                                   6 MONTHS
FISCAL YEAR END                               DEC-31-1999
PERIOD END                                    JUNE-30-2000
CASH                                          24
SECURITIES                                    0
RECEIVABLES                                   2
ALLOWANCES                                    0
INVENTORY                                     788
CURRENT-ASSETS                                819
PP&E                                          75
DEPRECIATION                                  71
TOTAL ASSETS                                  964
CURRENT-LIABILITIES                           903
BONDS                                         0
COMMON                                        47
PREFERRED-MANDATORY                           13
PREFERRED                                     13
OTHER-SE                                      2
TOTAL-LIABILITIES-AND-EQUITY                  964
SALES                                         30
TOTAL-REVENUES                                30
CGS                                           10
TOTAL-COST                                    363
OTHER-EXPENSES                                (2)
LOSS-PROVISION                                0
INTEREST-EXPENSE                              0
INCOME-PRETAX                                 (330)
INCOME-TAX                                    0
INCOME-CONTINUING                             (330)
DISCONTINUED                                  0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (330)
EPS-PRIMARY                                   (.08)
EPS-DILUTED                                   (.08)