Form 10QSB
period 2000-09-30
AIRTRAX INC
filed 2000-11-21
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION PRIVATE
Washington, D. C. 20549


FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30, 2000.

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

Issuer's telephone number: 609-567-7800.

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

The number of shares issued and outstanding of issuer's common stock, no par value, as of June 30, 2000 was 4,824,288.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  X

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.
                                                        Page No.
Balance Sheets                                                3
Statements of Income                                          4
Statements of Changes in Stockholder's Equity                 5
Statements of Cash Flows                                      6
Notes to Financial Statements                                 7
Item 2. Management's Discussion and Analysis.                11

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                    12
Item 2. Changes in Securities.                                12
Item 3. Defaults upon Senior Securities.                      13
Item 4. Submission of Matters to Vote of Securityholders.     13
Item 5. Other Information.                                    13
Item 6. Exhibits and Reports on Form 8-K.                     13
Signatures                                                    13











                               AIRTRAX, INC.
                              BALANCE SHEETS

                                           September 30,      December 31,
                                                2000               1999
                                          _______________    _____________
ASSETS

Current Assets
     Cash                                 $      24,924      $      48,652
     Accounts receivable                         10,172             71,453
     Inventory                                  808,653            511,525
     Prepaid expenses                             6,938              6,938
                                          ----------------   ----------------
             Total current assets               850,687            638,568

Fixed Assets
     Office furniture and equipment              35,303             34,003
     Automotive equipment                        16,915             16,915
     Shop equipment                              20,909             20,660
     Casts and tooling                           77,162             72,962
                                          ----------------   ----------------
                                                150,289            144,540
     Less, accumulated depreciation              77,989             55,777
                                          ----------------   ----------------
             Net fixed assets                    72,300             88,763

Other Assets
     Patents - net                               72,402             50,380
     Utility deposits                                65                 65
                                          ----------------   ----------------
          Total other assets                     72,467             50,445
                                          ----------------   ----------------
          TOTAL ASSETS                      $   995,454        $   777,776
                                          ================   ================
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                 ----------------------------------------
Current Liabilities
       Accounts payable                     $   771,825      $     527,255
       Accrued liabilities                       22,098             15,161
       Stockholder note payable                  45,685             50,000
                                           ---------------   ----------------
            Total current liabilities           839,608            592,416

Stockholders' Equity
     Common stock - authorized, 5,000,000
       shares without par value; issued and
       outstanding - 4,824,288 and
       4,549,013, respectively                   48,243             45,490
     Preferred stock - authorized, 500,000
       shares without par value; 275,000 issued
       and outstanding                           12,950             12,950
     Additional paid-in-capital               2,193,484          1,784,038
     Retained deficit                        (2,098,831)        (1,657,118)
                                           ----------------   ----------------
              Total stockholders' equity        155,846            185,360
                                           ----------------   ----------------
  TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                    $   995,454        $   777,776
                                           ================   ================


The accompanying notes are an integral part of these financial statements.





                              AIRTRAX,  INC.

                           STATEMENTS OF INCOME
  For the Three and Nine Month Periods Ended September 30, 2000 and 1999


                                          YEAR 2000              YEAR 1999
                                          ---------              ---------
                                   Nine        Three         Nine       Three
                                  Months       Months       Months      Months
                                  -------     --------      -------   ---------
SALES                          $    58,090   $    25,701   $  55,305  $  46,413

COST OF GOODS SOLD                  16,371         6,677       7,383      2,896
                               ------------  ------------  ----------- ---------

          Gross Profit              41,719        19,024      47,922     43,517

OPERATING AND ADMINISTRATIVE EXPENSES:

 Cost of prototype development     165,539        44,085     177,936     97,232
 Auto expense                           44             -          74          -
 Health insurance                    7,574         2,596       7,382      2,472
 Utilities                           1,549           741       1,576        610
 Telephone                           8,471         3,482       7,647      3,017
 Shipping, postage and office
  supplies                          20,341         7,026      22,076     20,580
 Rent                                    -             -       7,353        373
 Professional fees                  41,385         2,089      46,042     13,495
 Transfer agent fee                  2,145         2,145       3,370      3,370
 Corporate taxes                       573           573         824        824
 Sales commission                    1,026         1,026           -          -
 Travel and entertainment            7,500         1,803       7,618      2,151
 Advertising and promotion          19,688         3,513      68,730     23,753
 Interest expense                   14,613        10,610       3,982          -
 Operating supplies                 10,093           378         507        507
 Depreciation and amortization      25,536         8,512      23,504      7,909
 Insurance                           3,417         2,596       4,047      1,175
 Equipment rental                    3,765           909       4,571      1,714
 Payroll and related taxes         150,199        38,495     139,272     35,976
                                  ---------     ---------   ---------   -------
Total General and Administrative
      Expenses                     483,458       130,579     526,511    215,158
                                  ---------     ----------  ---------  --------
NET LOSS BEFORE OTHER INCOME      (441,739)     (111,555)   (478,589)  (171,641)

     Other income                       26            24       9,675      8,342
                                  ----------    ----------  ---------  ---------
NET LOSS                        $ (441,713)    $(111,531)  $(468,914) $(163,299)
                                 ===========    ==========  =========  =========
NET LOSS PER SHARE                 $(.11)        $(.03)      $(.12)      $(.04)
                                    =====         =====       =====       =====



The accompanying notes are an integral part of these financial statements.

                                    -2-



                               AIRTRAX, INC.
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Nine Month Period Ended September 30, 2000


                COMMON          PREFERRED
                STOCK             STOCK       ADDITIONAL
           ----------------- -----------------  PAID-IN    RETAINED
             Shares   Amount  Shares   Amount   CAPITAL     DEFICIT      TOTAL

Balance,
December 31,
  1999     4,549,013 $ 45,490 275,000  $12,950 $1,784,038 $(1,657,118) $ 185,360

Private
placement sales
of stock     178,015    1,780                     332,212                333,992

Shares issued
 under option
 exercises    80,494       805                     44,773                 45,578

Shares issued for
services      16,766       168                     32,461                 32,629

Net loss for
 the period                                                  441,713)  (441,713)
            --------- -------- ------- --------- --------- ---------- ----------
Balance,
September 30,
2000       4,824,288 $  48,243 275,000  $12,950  2,193,484 $(2,098,831)$ 155,846
          ========== ========= ======= ======== ========== =========== =========








The accompanying notes are an integral part of these financial statements.
                                    -3-




                               AIRTRAX, INC.
                         STATEMENTS OF CASH FLOWS
  For the Three and Nine Month Periods Ended September 30, 2000 and 1999


                                      Year 2000                 Year 1999
                                     Nine       Three       Nine     Three
                                    Months      Months     Months   Months

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                            $(441,713) $(111,531)  $(468,914) $(163,299)
Adjustments to reconcile net income to
net cash consumed by operating activities:
   Depreciation and amortization       25,536      8,512      23,504      7,909
     Value of common stock issued
        for services                   41,956          -       9,970          -

   Changes in current assets and liabilities:
    Increase (decrease) in accounts
     payable and accrued liabilities  251,507     (9,772)    (91,627)   (16,127)
    Decrease in prepaid expense            -           -       2,500      4,438
    Decrease (increase) in accounts
       Receivable                      61,281     (8,612)    (43,773)   (44,001)
    Increase in inventory            (297,128)   (20,944)    (30,975)    (9,462)
                                    ----------  ---------  ---------- ----------
Net Cash Consumed By
     Operating Activities            (358,561)  (142,347)   (599,315)  (220,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment              (5,749)    (4,300)    (56,887)   (12,029)
Additions to patent cost              (25,346)    (4,460)     (4,981)    (4,981)
Disposition of shop equipment               -          -       3,067      3,067
Decrease in utility deposits                -          -         149        149
                                     ---------   --------   ---------- ---------
Net Cash Consumed By
 Investing Activities                 (31,095)    (8,760)    (58,652)   (13,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of common stock sales    370,243    155,479     874,806          -
(Repayment) Proceeds of borrowing      (4,315)    (3,124)          -    (21,043)
Preferred stock dividends                   -          -     (40,498)    (6,123)
                                    ----------  ---------  ----------  ---------
     Net Cash Provided (Consumed)
        By Financing Activities       365,928    152,355     834,308    (27,166)
                                    ----------  ---------  ----------  ---------
    Net Increase (Decrease) In Cash   (23,728)     1,248     176,341   (261,502)

    Balance at beginning of period     48,652     23,676       5,081    442,924
                                    ----------  ---------  ----------  ---------
    Balance at end of period       $   24,924  $  24,924    $181,422   $181,422
                                    ==========  =========  ==========  =========

The accompanying notes are an integral part of these financial statements.

                               AIRTRAX, INC.

                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization Of Company
The Company was formed April 17, 1997. On May 19, 1997, it merged with a predecessor which had initiated and advanced the development of omni-directional technology. On November 5, 1999, the Company merged with MAS Acquisition IX Corp. ("MAS"), a reporting company under Federal securities law. Pursuant to this merger agreement, the Company assumed the reporting status of MAS. In both merger transactions, the Company was the surviving entity.

Business
The Company has designed a forklift vehicle using omni-directional technology obtained under a cooperative research and development agreement with the U.S. Navy. Significant resources have been devoted during the past two years to the construction of a prototype of this omni-directional forklift vehicle. It is expected to be in full commercial production during the first quarter of 2001. At that time, it will be offered to industrial users.

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

                               AIRTRAX, INC.

                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2000




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

The majority shareholder corporation advanced a total of $98,810 to the Company during 1999 and 2000. During August 2000, $50,001 of this advance was used to acquire 33,334 shares of common stock, and $3,124 was repaid. The remaining balance of this debt is due on demand and bears interest as 12%.

Since June 1999, the Company has made its headquarters in premises owned by the Company president, which to date has been rent free.

3.   PRIVATE PLACEMENT OFFERINGS

The Company conducted private placement offerings during 1999 and the first nine months of the year 2000. These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

A total of 614,552 shares of common stock was sold under the offerings during 1999 and 178,015 shares during the first nine months of 2000, resulting in net proceeds of $872,268 and $333,992, respectively. In addition, during the first nine months of 2000, 75,494 shares of common stock were issued under option arrangements with officers and directors, yielding proceeds of $43,078, and 21,766 shares of common stock were issued in lieu of cash for services valued at $35,129, of which 5,000 shares were issued for services under an option arrangement with a director.

4.   PREFERRED STOCK

The Company is authorized to issue 500,000 shares of preferred stock, without par value. At September 30, 2000, 275,000 of these shares had been issued. Each of these shares entitles the holder to a 5% cumulative dividend based on a $5 per share stated value. If sufficient cash is not available, or at the option of the shareholder, these dividends may be paid in common stock. If payment is in stock, it is to be valued at a price calculated at thirty percent of the last price offered or traded during the applicable quarter. This issue of preferred stock also provides a voting right of 10 votes for each share.

Dividends totaling $105,119 had accrued through December 31, 1998 on this issue of preferred stock; another $68,750 accrued during 1999 and $51,563 accrued during the first nine months of the year 2000. Cash dividends of $13,005 were paid during 1998 and $40,498 was paid during 1999. An additional $91,721 was paid during 1999 through the issuance of common stock, leaving a balance of $80,208 unpaid at September 30, 2000.

The characteristics of the remaining 225,000 preferred shares authorized have not been specified.

                               AIRTRAX, INC.

                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2000


5.   EARNINGS PER SHARE

                                       Nine Months Ended September 30, 2000
                                   ---------------------------------------------
                                   Income         Average Shares      Per Share
                                   (Loss)           Outstanding         Amount
                                  --------        --------------      ---------
Net loss                          $ (441,713)
Adjustment for preferred
  stock dividends                    (51,562)
                                    ----------
Income (loss) allocable to
  common shareholders              $ (493,275)        4,686,651        $ (.11)
                                    ===========      ===========       ========

                                        Three Months Ended September 30, 2000
                                     -------------------------------------------
Net Loss                            $ (111,531)
Adjustment for preferred
  stock dividends                      (17,187)
                                      ----------
Income (loss) allocable to
  common shareholders               $ (128,718)       4,755,798        $ (.03)
                                     ===========     ===========       ========


                                         Nine Months Ended September 30, 1999
                                     -------------------------------------------
Net loss                            $ (468,914)
Adjustment for preferred
  stock dividends                      (51,563)
                                     -----------
Income (loss) allocable to
  common shareholders                $ (520,477)       4,209,170       $ (.12)
                                      ===========     ===========      ========

                                          Three Months Ended September 30, 1999
                                      ------------------------------------------
Net Loss                              $ (163,299)
Adjustment for preferred
  stock dividends                        (17,188)
                                        ----------
Income (loss) allocable
  to common shareholders              $ (180,487)      4,132,923       $ (.04)
                                       ===========    ===========      ========

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

New Jersey tax law also permits corporations, in certain circumstances, to sell their NOL'S and their potential for research and development credits. The Company has sold such NOL'S and credits which accumulated through the year 1999, and expects to receive $122,560 as proceeds of this sale in the fourth quarter of 2000. This projected refund has not been recorded on the books of the Company.
                                    -7-
                               AIRTRAX, INC.

                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2000

7.   RENTALS UNDER OPERATING LEASES

Office equipment is leased under an operating lease that expires in June 2003. The following is a schedule of future minimum rental payments required under the operating lease:

               Year Ending
               December 31,                 Amount
                 2000  (Remainder)          $  1,905
                 2001                          6,857
                 2002                          6,857
                 2003                          2,857
                                            ---------
                                            $ 18,476
                                            =========
Rent expense amounted to $909 and $3,765, respectively in the three and nine month periods ended September 30, 2000 and $2,087 and $11,924 in 1999 periods.

8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest during the third quarter of 2000 totaled $10,610. There was no cash paid for income taxes.

There were no noncash investing activities during either the 2000 periods or 1999 periods. The following noncash financing activities occurred:

     a. Shares of common stock totaling 16,766 shares were issued for services during the three months ended June 30, 2000. These were valued at $32,629.

     b. Shareholder debt of $50,001 was cancelled during the third quarter of 2000 in exchange for 33,334 shares of common stock.

9.   CONTINGENCIES

Pursuant to agreements relating to the merger transaction with MAS, the Company was required to issue 114,867 shares of common stock to former shareholders of MAS (MAS Common Stock) and make a cash payment to an affiliate of the majority shareholder of MAS in the amount of $25,000. The Company has asserted claims against the majority shareholder. The claims involve the amount of the MAS Common Stock and the cash due to the majority shareholder and affiliate under the merger agreement. The Company has not issued the MAS Common Stock. The parties are currently discussing the matter; however, no assurances can be given that a resolution will be effected.

The Company has an employment agreement with its president which provides, in part, for options permitting the president to acquire up to 50,000 shares of common stock per year. The first 10,000 shares each year are available at a price per share of $1; the next 25,000 shares are available at a price per share equal to 30% of the lowest price paid for the stock during the 30 days preceding the date of exercise; the last 15,000 shares are available at a price equal to one half the 30% price described above. These options accumulate if they are not exercised. None of these options had been exercised prior to December 31, 1999. Options for 60,000 shares were exercised during the first quarter of 2000, 50,000 at the 30% price and 10,000 at the $1 price. Options for 22,500 shares were outstanding at September 30, 2000 at the one half of 30% price. The employment agreement was scheduled to terminate June 30, 2000, but has been extended to December 31, 2000.


                                    -8-




Item 2. Management's Discussion and Analysis.
The following discusses the financial results and position of the consolidated accounts of the Company for the periods indicated.

Results of Operations

Nine-Months Ended September 30, 2000 compared with Nine-Months Ended September 30, 1999.

For the nine-month period ended September 30, 2000 and comparable period in 1999, the Company was a development stage company. Revenues for the three- and nine-months ended September 30, 2000 were $25,701 and $58,090, respectively, compared with $46,413 and $55,305 for the same respective periods in 1999. Of the total revenues for the nine-month period in 2000, approximately 50% were omni-directional technology related sales, with the remainder consisting of sales of non-omni directional products.

Cost of sales for the nine-month period in 2000 period was $16,371 representing principally parts and manufacturing costs for the non-omni directional product.

General and administrative expenses which includes administrative salaries and overhead for the three and nine-month periods in 2000 totaled $130,579 and $483,458, respectively, compared with $215,158 and $526,511 for the same respective periods in 1999. The decrease of $43,053 for the nine-month period in 2000 is due to a reduction of advertising and promotion and professional costs, partially offset by increased operating supplies, interest expense and increased salaries to officers. Net loss for the three- and nine-month periods in 2000 was $111,531 and $441,719, respectively, compared with a net loss of $163,299 and $468,914 for the respective prior periods.


                                     PAGE  9


Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the private placement of its common stock. During 1999, the Company raised approximately $872,268 net of offering costs from the private placement of its common stock. During the first nine-months of 2000, the Company raised approximately $333,992 net of offering costs from the private placement of its common stock.

As of September 30, 2000, the Company's working capital was $11,079. Recently, the Company was approved by the State of New Jersey for its technology tax transfer program (see Note 6 to financial statements). Pursuant to the program, the Company expects to receive $122,560 from the state during the 4th quarter of 2000.

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory and product production in anticipation of the rollout of its omni-directional forklift. The Company intends to fund its
operations  through  the  issuance  of  equity  and/or  debt   securities.
Presently, the Company is seeking capital from one or more funding sources, however, at this time no arrangement has been finalized. No assurances can be given that the Company will be successful in obtaining sufficient capital to fund the initiation of its production activities. If the Company is unable to obtain sufficient funds in the near future, such event will have a material adverse impact on the Company and its business prospects. The Company expects to commercially sell its forklift during the first quarter of 2001, subject however, to available funds to complete required product testing and final preparation in anticipation of commercial sale.


                                PAGE  10
Fixed assets, net of accumulated depreciation, totaled $72,300 on September 30, 2000. Fixed assets, net of accumulated depreciation, totaled $88,763 on December 31, 1999.

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


                                  PAGE 11
Part II OTHER INFORMATION
Item 1. Legal Proceedings.

Pursuant to agreements relating to the merger transaction with MAS Acquisition IX Corp. ("MAS"), the Company was required to issue 114,867 shares of common stock to former shareholders of MAS ("MAS Common Stock") and make a cash payment to an affiliate of the majority shareholder of MAS in the amount of $25,000. The Company has asserted claims against the affiliate and majority shareholder. These claims relate to representations made by such parties attendant to the transaction and involve the amount of the MAS Common Stock and the cash due to the parties under the transaction. The Company has not issued the MAS Common Stock nor has it paid the $25,000. The parties are currently discussing the matter for resolution,however, no assurances can be given that a resolution of this dispute will be effected.

Item 2. Changes in Securities.
None



                                     PAGE 12


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

                               AIRTRAX, INC.
Date: November 17, 2000       /s/ Peter Amico
                              -----------------
                               Peter Amico
                               President and
                               Principal Financial Officer



EXHIBIT 27.1
FINANCIAL DATA SCHEDULE


ART.5 FDS FOR 3rd QUARTER 10-Q

Multiplier  1,000


PERIOD TYPE                                   9 MONTHS
FISCAL YEAR END                               DEC-31
PERIOD END                                    SEPT-30-2000
CASH                                          25
SECURITIES                                    0
RECEIVABLES                                   1
ALLOWANCES                                    0
INVENTORY                                     809
CURRENT-ASSETS                                851
PP&E                                          150
DEPRECIATION                                  78
TOTAL ASSETS                                  995
CURRENT-LIABILITIES                           840
BONDS                                         0
COMMON                                        48
PREFERRED-MANDATORY                           13
PREFERRED                                     13
OTHER-SE                                      2,193
TOTAL-LIABILITIES-AND-EQUITY                  995
SALES                                         58
TOTAL-REVENUES                                58
CGS                                           16
TOTAL-COST                                    485
OTHER-EXPENSES                                0
LOSS-PROVISION                                0
INTEREST-EXPENSE                              15
INCOME-PRETAX                                 (442)
INCOME-TAX                                    0
INCOME-CONTINUING                             (442)
DISCONTINUED                                  0
EXTRAORDINARY                                 0
CHANGES                                       0
NET-INCOME                                    (442)
EPS-PRIMARY                                   (.11)
EPS-DILUTED                                   (.11)