Form 10KSB/A
period 1999-12-31
AIRTRAX INC
filed 2001-01-10
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


FORM 10-KSB/A
(Mark One)

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

As of December 31, 1999, the Company had limited working capital. The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects
substantial  expenditures   for  inventory  and  product production  in
anticipation of the rollout of its omni-directional forklift. The Company intends to fund its operations through the issuance of equity and/or debt securities. Presently, the Company is seeking capital from one or more funding sources, however, at this time no arrangement has been finalized. No assurances can be given that the Company will be successful in obtaining sufficient capital to fund the initiation of its production activities. If the Company is unable to obtain sufficient funds in the near future, such event will have a material adverse impact on the Company and its business prospects.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table identifies as of March 31, 2000 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of its common stock and Preferred Stock of the Company:

                                              Percentage of   Percentage of
                  Common Stock  Preferred     Common Stock    Preferred Stock
                  Beneficially  Voting Stock  Beneficially    Beneficially
Name(1)           Owned(2)      Rights(3)     Owned(2)        Owned(3)
-----------------------------------------------------------------------
[S]                  [C]            [C]            [C]           [C]
Peter Amico
President and
Chairman          1,685,737(4)     2,750,000(5)  36.40%         100%

D. Barney Harris     92,500(6)         -0-        1.97%         -0-
Vice President and
Director

Frank Basile        110,128(7)         -0-        2.36%         -0-
Director

James Hudson         55,800(8)         -0-        1.20%         -0-
Director

John Watt Jr.       109,000(9)         -0-        2.33%         -0-
Secretary and
Director

Daniel H. Luciano    16,375(10)        -0-        0.35%         -0-
Director

All directors     2,069,540        2,750,000     43.38%        100%
and executive
officers as a
group (6 persons)
-----------------
(1). The  address of each beneficial owner is the  address of the Company.
(2). Based on 4,630,604 shares of common stock outstanding as of March 31,
2000,   except   that   shares  of  common  stock  underlying  options  or
warrants  exercisable within  60 days of the date hereof  are deemed to be
outstanding  for  purposes  of   calculating  the  beneficial ownership of
securities of the holder of such options or warrants.
(3). Based upon 275,000 outstanding shares of preferred stock after giving effect to the 10 for 1 voting rights per share of the preferred stock.
(4). Represents 1,585,737 shares of common stock held by Arcon Corp., a corporation wholly owned by Mr. Amico, and includes options to purchase 100,000 shares of common stock pursuant to Mr. Amico's employment agreement.
(5). Represents 275,000 shares of preferred stock held by Arcon Corp., a corporation wholly owned by Mr. Amico, and gives effect to the 10 for 1 voting rights per share of the preferred stock.
(6). Includes options to purchase 25,000 shares of common stock pursuant to Mr. Harris' employment agreement.
(7). Includes 5,128 shares of common stock held by an affiliate, 10,000 shares of common stock held by his spouse, and 5,000 shares of common stock issuable upon exercise of director's options.
(8). Includes 44,500 shares of common stock held by an affiliate.
(9). Includes 100,000 shares of common stock held jointly with his spouse, 4,000 shares of common stock held by an affiliate, and 5,000 shares of common stock issuable upon exercise of director's options.
(10). Includes 5,000 shares of common stock issuable upon exercise of director's options.

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


                                   ROBERT G. JEFFREY
                               Certified Public Accountant
                                    61 Berdan Avenue
                                Wayne, New Jersey 07470
Board of Directors
AirTrax, Inc.

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

/s/ Robert G. Jeffrey
Robert G. Jeffrey

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
                                                    =========     =========

The accompanying notes and accountant's audit report are an integral part of these financial statements.
                                 -3-


                                 AIRTRAX, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1999 and 1998


                    COMMON           PREFERRED
                    STOCK              STOCK                ADDITIONAL
               ----------------- ---------------  PAID-IN    RETAINED
               Shares   Amount  Shares   Amount   CAPITAL    DEFICIT    TOTAL
             --------- -------- ------- ------- ---------- ----------  -------
Balance,
December 31,
     1997    2,006,600 $ 20,066 275,000 $12,950 $  315,116 $ (336,265) $ 11,867

Sales of stock
 under Rule 504,
 Regulation D,
  offerings    471,962    4,720                    488,399              493,119

Stock issued
pursuant to
stock split  1,021,825   10,218                    (10,218)                -

Stock issued
to redeem
note payable    30,000      300                     19,700               20,000

Stock issued for
services        79,708      797                       (797)                -

Net loss for
the year                                                     (490,014) (490,014)

Cash dividends on
preferred stock                                               (13,005)  (13,005)
              ---------  ------- ------- ------  ----------  ---------  -------

  Balance,
  December 31,
    1998     3,610,095  36,101  275,000 12,950     812,200   (839,284)   21,067

Sales of stock
 under Rule 504
 Regulation D
 offering      614,552    6,146                    866,122              872,268

Shares issued
 as dividend
 on preferred
 stock         305,737    3,057                    117,309   (120,366)     -

Shares issued
 for services   18,629      186                     17,052               17,238

Net losses for
 the year                                                    (685,615) (685,615)

Cash Dividends
 on preferred
 stock                                                        (40,409)  (40,498)

              ----------  ------- ------- ------- --------  ---------- --------
 Balance,
  December 31
   1999      4,549,013 $ 45,490 275,000 $12,950 $1,812,683$(1,685,763) $185,360
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

                               AIRTRAX, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 1999

1.  continued

     Prototype Equipment

The cost of developing and constructing the prototype omni- directional helicopter handling vehicle and the omni-directional forklift vehicle is expensed as incurred.

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

AirTrax, Inc.

                                            January 2, 2001
/s/ Peter Amico                                 Date
Peter Amico
Chairman and
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Peter Amico                              January 2, 2001
Peter Amico                                      Date
Director

/s/ D. Barney Harris                         January 2, 2001
D. Barney Harris                                 Date
Director

/s/ James Hudson                             January 2, 2001
James Hudson                                     Date
Director

/s/ Daniel H. Luciano                        January __, 2001
Daniel H. Luciano                                Date
Director



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