Form 10KSB
period 2000-12-31
AIRTRAX INC
filed 2001-04-16
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-KSB


     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2000

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___ to ____.

                        Commission file number: 0-25791

                               AIRTRAX, INC.
                           ----------------------
                 (Name of Small Business Issuer in its charter)

            New Jersey                            22-3506376
      -----------------------                ---------------------
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

1). Yes: X   No
2). Yes: X   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State issuer's revenues for the most recent fiscal year. $83,464

     As of March 31, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates as approximately $7,756,945. This calculation is based upon the average bid price of $2.50 and asked price of $2.65 of the common stock on March 31, 2001.

     The number of shares issued and outstanding of issuer's common stock, no par value, as of December 31, 2000 was 5,040,621.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                  AIRTRAX, INC.
                                   FORM 10-KSB
                   For the fiscal year ended December 31, 2000

                                TABLE OF CONTENTS

                                                                                              Page
                                     PART I
Item 1.       Description of Business                                                           3

Item 2.       Description of Properties                                                         9

Item 3.       Legal Proceeding                                                                  9

Item 4.       Submission of Matters to a Vote of Security Holders                              10

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters                         10

Item 6.       Management's Discussion and Analysis or Plan of Operations                       10

Item 7.       Financial Statements                                                             15

Item 8.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                             15

                                    PART III

Item 9.       Directors, Executive Officers, Promoters, and Control Persons                    15

Item 10.      Executive Compensation                                                           17

Item 11.      Security Ownership of Certain Beneficial Owners and Management                   19

Item 12.      Certain Relationships and Related Transactions                                   20

Item 13.      Exhibits and Reports on Form 8-K                                                 21

Signatures                                                                                     22

Index to Financial Statements                                                                  F-1

PART I

Item 1. Description of Business.

INTRODUCTION.

     AirTrax, Inc. ("AirTrax" or "Company") was incorporated in the State of New Jersey on April 17, 1997. On May 19, 1997, the Company entered into a merger agreement with a predecessor company that initiated and advanced the omni-directional technology. The predecessor company was incorporated on May 10, 1995. The Company became the surviving company in the merger.

     Effective November 5, 1999, the Company merged with MAS Acquisition IX Corp ("MAS"), and became the surviving company in the merger. Pursuant to the Agreement and Plan of Merger, as amended, each share of common stock of MAS was converted to 0.00674 shares of AirTrax. After giving effect to fractional and other reductions, MAS shareholders received 57,280 shares of AirTrax as a result of the merger.

     As used in this Form 10-KSB, the terms "Company" or "AirTrax" refers to AirTrax, Inc. and companies previously acquired.

     AirTrax is a development stage company that has developed an omni-directional wheel technology intended to be used for various commercial applications.

     The Company's executive offices are located at 870B Central Avenue, Hammonton, New Jersey 08037, its telephone number is (609) 567-7800, and its web-site is www.airtrax.com.

THE COMPANY.

OMNI-DIRECTIONAL TECHNOLOGY.

Prior History.
------------

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

Technology Description.
----------------------

     An omni-directional vehicle employing the Company's technology is capable of traveling in any direction. On a four-wheel omni-directional vehicle, each omni-directional wheel has its own independent electric or hydraulic motor. Each motor is AC powered eliminating brushes and commutators of conventional, DC powered motors. The motion of the vehicle is controlled by coordinating all four wheels through a microprocessor that receives input from an operator-controlled joystick. The joystick controls all vehicle movement (starting, steering, and stopping). Conventional drive trains, steering racks, and foot petals for braking and acceleration are all non-existent. The steel framework of the Company's omni-directional forklift is mobilized with four omni-directional wheels. The electric or hydraulic motor for each wheel turns its own wheel hub. Each wheel hub is encircled with multiple tapered rollers that are offset 45 degrees. The tapered rollers, covered with polyurethane, are extremely durable. By independently controlling the rotation of each wheel, the vehicle has the capability of traveling in any direction. The technology allows the vehicle to move forward, laterally, diagonally, or completely rotate within its own footprint, thereby allowing it to move into confined spaces without difficulty. The navigational options of an omni-directional vehicle are virtually limitless. The omni-directional wheel can be manufactured in almost any size, depending upon the application. For instance, management believes the wheel can be used on miniature vehicles or massive load-carrying vehicles. Presently, the Company has incorporated omni-directional technology into three pilot forklifts.

EXISTING AND PROPOSED PRODUCTS.

ATX Series Omni-Directional Forklift.
------------------------------------

     The  Company  anticipates  that  its  omni-directional   forklift  will  be
available in the following series with rated lift capacities ranging from 3000 through 6000 pound, in increments of 1000 pounds;

     ATX Series. The ATX series is the standard version featuring the revolutionary omni-directional technology. As described, conventional steering racks and foot petals are non-existent allowing impediment free ingress and egress. This forklift will deliver unequaled maneuverability providing
significantly   improved  operating   efficiencies  in  the  materials  handling
industry. This model is expected to retail at prices higher than comparably sized standard forklifts.

     ATX-E Series. This series will include the omni-directional technology, and will have a feature that permits the upper section of the forklift to extend and retract very similar to a "reach truck". This extend/retract feature effectively reduces the overall dimension of the machine while carrying a load to approximately 84 inches enabling it to traverse an eight-foot aisle sideways. At this time, the Company has initiated but not completed the engineering design and analysis of the ATX-E Series.

     In the future, the Company may attempt to add a rotational feature to its forklift allowing loads to be transferred from one side to the other while the forklift remains stationary. The Company will be required to complete an engineering design and analysis as well as a market feasibility study of this vehicle prior to its development, for which no assurances can be given.

     The Company expects the retail price of the ATX series forklift (3000 pound capacity rated) to range between $35,900 to $37,900 per unit. The retail price of a similar rated, standard (non-omni-directional) forklift ranges from $18,000 to $23,500 per unit.

Omni-directional Wheelchair.
---------------------------

     The Company has conducted a preliminary design of an omni-directional wheel for wheelchair applications. It will require additional funds to complete a structural and ergonomic design of a proto-type wheelchair, as well as to construct the proto-type for further evaluation and testing. Although management recognizes the potential utilitarian benefit and significant market size of an omni-directional wheelchair, no assurances can be given that the product can be successfully developed by the Company.

Military Products.
-----------------

     During 1999, the Company was awarded a Phase I research contract under the Department of Defense's Small Business Innovation Research program ("SBIR") to develop an omni-directional Multiple Purpose Mobility Platform (MP2). The Phase I contract studied the application of the omni-directional technology for military use and was supervised by the Naval Air Warfare Center Aircraft Division in Lakehurst, New Jersey. The contemplated use includes the installation of jet engines on military aircrafts and the transportation of munitions and other military goods. The Company completed the Phase I base contract in 1999 and was subsequently granted a Phase I option from NAWC to further define the uses of the MP2. In July 2000, the Company was awarded a Phase II research contract under the SIBR program. The Phase II contract with an option will not exceed 42 months and will further study the feasibility of the MP2 for military purposes, and will culminate with the construction of one or more proto-type devices. Contract revenues range from $750,000 to $1 million. The SBIR program enables the Government to place production orders for awarded products under a Phase III contract. Although management believes the underlying omni-directional technology for the proposed MP2 has significant potential for both commercial and military applications, no assurances can be given that Company will be awarded the Phase III Contract nor that any product sales from the United States military under a Phase III contract will result.

     In  addition  to the  military  applications  relating  to  SBIR  contracts discussed above, the Company has proposed to adapt its ATX omni-directional forklift product line for use on-board Military Sealift Command and Navy re-supply ships. This application will involve upgrading materials, sealing, coatings, and electromagnetic hardening to enable its machine to function in the corrosive shipboard environment. In January 2001, the Company responded to a request for proposal from the United States Navy to supply two 4,000 pound capacity omni-directional forklifts suitable for shipboard testing and use. The Company's proposal included options to buy additional units. This proposal is currently under evaluation by the Navy. The Company believes that omni-directional technology will enhance long load handling in the confined spaces on-board Navy and MSC re-supply ships currently in inventory. It also believes that the United States Navy, as well as foreign naval applications, represents a significant market opportunity for omni-directional forklift sales. The Company estimates potential use on 21 US Navy and MSC re-supply ships, 12 aircraft carriers, and 11 amphibious warfare ships, with each ship requiring between 10 and 15 omni-directional fork lifts. At this time, the Company cannot predict the likely result of its proposal to the Navy, nor whether future sales to the United States Navy or any foreign government will result.

Other Products.
---------------

     Since 1995, the Company and its predecessor have manufactured and sold a helicopter ground handling device. Sales to date have been limited, and management believes that future sales will be insignificant. Although it has received a patent on an omni-directional ground handling devise, at this time, the Company does not expect to develop this product.

     During 2000, the Company completed a feasibility study for a hybrid power supply module for forklifts and other battery powered mobility machines. It is designed to replace a standard battery enabling operation on either fossil fuel or battery power. The module will consist of a generator coupled to a specially designed battery with micro-processor controls. Its unique hybrid feature will enable a forklift to be powered indoors by battery without noise or exhaust pollution, and by fossil fuel in non pollution sensitive areas. The battery is designed to re-charge during fossil fuel use thereby eliminating re-charging downtime customarily experienced by battery powered forklifts. The Company has filed a patent application for the unique features of the hybrid power module. The further development of this product will be subject to available funds to complete an engineering design of module, however, no assurances can be given that the product can be successfully developed by the Company.

CURRENT OPERATIONS.

     Since 1995, substantially all of the Company's resources and operations have directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of its components, including the unique shaped wheels, motors and frames, have been specially designed by the Company and specially manufactured. Three pilot models of the commercial omni-directional forklift are currently operational. Additional testing and minor component refinement will be required prior to commercial production and sale. Testing by Underwriters Laboratory, and by the Company to meet the stability standards of the American National Standards Institute (ANSI B56) also will be required. The Company anticipates that required testing and component refinement should be completed in the second quarter of 2001, and expects to initiate the commercial sale of its ATX series forklift during the third quarter of 2001. Although management does not anticipate any material functionality defects during the final test period, the results of additional testing and component refinement may delay the initiation of product sales. Initial sales of the ATX series will be limited to 3,000 pound capacity rated models. Delivery of initial orders is anticipated to occur within eight to 12 weeks from placement.

MANUFACTURING AND SUPPLIERS.

     The Company has entered into an arrangement with an equipment manufacturer located in Willow Grove, Pennsylvania to commercially assemble the forklift. The Company expects to enter into arrangements with one or more other facilities to satisfy its future production requirements. The Company believes that these arrangements will be suitable for its production needs during fiscal 2001. In addition, it is conceivable the Company may establish its own manufacturing facility in the future if economically advantageous.

     Components for the Company's forklifts consist of over the counter products and products that have been specially designed and manufactured by various suppliers in collaboration with the Company. The Company believes that continual refinements of certain components will occur during the first six months of initial production in response to user feedback. The Company will strive to improve product functionality which may require additional refinements in the future. The need for additional refinements on a continuing basis may slow projected product sales.

     The Company considers the specially designed and manufactured products proprietary, and has entered into exclusive contractual agreements with certain suppliers to protect the proprietary nature of these products. These arrangements prohibit the supplier from producing the same or similar products for other companies. In addition, while the Company maintains single sources for the over the counter components, it believes that other sources are available if necessary.

MARKETING.

     The Company intends to establish an exclusive dealer network nationally and internationally for its forklift product line. Each dealer likely will be an existing equipment distributor, and will be granted a designated territory. In addition, each dealer will be required to purchase a number of forklifts commensurate with the size of its territory. In March 2001, the Company hired a director of dealer sales to establish a national dealer network. The Company will initiate dealer solicitation during the second quarter of 2001. In addition, the Company plans to increase user awareness through direct mailings to dealers and large users, television advertising, and trade shows.

MARKETS

Forklifts.
---------

     The Company's initial market focus will be directed to the forklift market. The Company believes the commercial version of the omni- directional forklift will revolutionize the materials handling and warehousing industries creating potential markets globally. Industry data indicates that during 1998 approximately 174,000 and 550,000 units were sold in the United States and worldwide, respectively (Modern Materials Handling). Based upon an average per unit sale price of $28,500 (Company estimate), the total market in the United States would approximate $5 billion in 1998. This amount represents sales of a broad range of vehicles with price ranges from $18,000 to $23,000 for a standard 3000 pound rated vehicle to $80,000 or more for specialty narrow aisle or side loaders. Of the total market, management expects to compete with mid-range electrical and fossil fuel riders, and some specialty narrow aisle or side loaders.

Man Lifts.
---------

     Man lifts are used in the construction and warehousing industries, and are ideally suited for omni directional technology. According to data provided by the United Department of Commerce, this market consists of approximately $1.2 billion in annual sales. Man lifts range in size from single user lifts to large off road machines. Of the total market, the Company expects to compete with a range of indoor man lifts.

COMPETITION

     Although the Company believes that initially it will not confront direct competition for its omni-directional technology, it does anticipate facing competition from competing technologies in the future. In the near term, the Company expects to confront competition with conventional products (ie. standard forklifts) on the basis of price and reliability. In addition, many of these manufacturers are subsidiaries of major national and international equipment companies, and have significantly greater financial, engineering, marketing, distribution and other resources than the Company. In addition, the patent on omni-directional technology expired in 1990. Although the Company has sought patent protection for certain aspects of its technology, no assurances can be given that such patent protection will effectively thwart competition.

PATENTS AND PROPRIETARY RIGHTS

     The Company has filed patent applications encompassing certain aspects of the omni-directional wheel, as well as features specific to the forklift. The Company also anticipates that it will make future patent applications relating to various aspects of its omni-directional technology. Recently, the Company filed a patent application for its power module. The Company also has made a preliminary filing for foreign patent protection which comports with the patent applications filed in the United States. At this time, no patents, foreign or domestic, have been issued for any of the Company's technology other than helicopter ground handling device described below. The Company also seeks to protect its proprietary technology through exclusive supply contracts with manufacturers for specially designed and manufactured components. In December 1997, the Company was awarded a patent for an omni-directional helicopter ground-handling device.

BACKLOG

     The Company had no backlog for the year ended December 31, 2000. There is no seasonal impact on the Company's sales.

FACILITIES

     The Company maintains its administrative offices at 870B Central Avenue, Hammonton, New Jersey 08361 on premises owned by the president of the Company. As of December 31, 2000, the arrangement between the parties has been rent-free. In addition, the Company maintains limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to the Company. As of December 31, 2000, the arrangement between the parties has been rent-free.

PRODUCT LIABILITY

     Due to nature of the Company's business, the Company may face claims for product liability resulting from the use or operation of the Company's forklifts or other products.

     Presently, the Company does not maintain any product liability insurance. It intends to obtain such insurance commensurate with the initial shipment of its omni-directional forklifts.

EMPLOYEES

     As of December 31, 2000, the Company has five employees which includes its President and Executive Vice President. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.


Item 2. Description of Property.

     The Company maintains its administrative offices at 870B Central Avenue, Hammonton, New Jersey 08037 on premises owned by the president of the Company. As of December 31, 2000, the arrangement between the parties has been rent-free. In addition, the Company maintains limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to the Company. As of December 31, 2000, the arrangement between the parties has been rent-free.


Item 3. Legal Proceedings.

     In accordance with the agreements relating to the merger transaction with MAS Acquisition IX Corp. ("MAS"), the Company was required to issue 114,867 shares of common stock to MAS shareholders and make a cash payment to an affiliate of the majority shareholder of MAS in the amount of $50,000. Following the merger, the Company asserted claims against the affiliate and majority shareholder relating to certain representations attendant to the transaction made by such parties. The claims involved the amount of the common stock and the cash payable by the Company. During the first quarter of 2001, the parties settled the disagreement, pursuant to which the Company agreed to total payment of $28,806.47 and 57,280 shares of common stock to be issued the MAS shareholders.

Item 4. Submission of Matters to Vote of Security Holders.

     On December 13, 2000, the Company's Board of Directors approved and recommended that the Certificate of Incorporation be amended to increase the Company's authorized common stock from 5,000,000 shares to 10,000,000 shares. A consent of shareholders holding in excess of a majority of the voting capital stock approving the amendment was executed on December 15, 2000. The Company filed with the Securities and Exchange Commission a Preliminary Information Statement on December 22, 2000 and a Definitive Information Statement on January 23, 2001 in respect of the action by the majority of shareholders.

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

2000                                  Low Bid    High Bid
1st Quarter                            $2.25       $2.25
2nd Quarter                             1.50        2.50
3rd Quarter                             1.50        1.875
4th Quarter                             1.4375      1.75

     As of December 31, 2000, there are 848 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception' and does not anticipate paying dividends in the future.


Item 6. Management's Discussion and Analysis.

     The following discusses the financial results of the Company for the periods indicated.

Results of Operations

Fiscal year end 2000 compared with fiscal year end 1999.

     The Company has been a development stage company for the 2000 and 1999 periods and has not engaged in full scale operations for the periods indicated. The limited revenues for the periods have been derived from the sales of a non-omni-directional product and from contracts with the United States Navy that relate to the research and potential application of omni-directional technology for military use. Consequently, management believes that the year to year comparisons described below are not indicative of future year to year comparative results.

     Revenues for fiscal 2000 were $83,464 representing an increase of $4,162 from revenues of $79,302 for the 1999 period. Revenues for the 2000 period consisted of $31,082 in sales of a non omni-directional product and $52,383 in contract revenues from the United States Navy. Revenues for 1999 consisted of $9,354 in sales of a non omni- directional product and $69,709 in contract revenues from the United States Navy.

     Cost of sales for 1999 was $7,453 which reflects a decrease of $2,630 from $10,083 in 1999. Cost of sales consists of parts and manufacturing costs of the non-omni-directional product.

     General and administrative expenses which includes administrative salaries, depreciation and overhead for the 2000 period totaled $756,991 which represents a decrease of $8,391 from $765,382 incurred in 1999. The slight decrease is due primarily to lower advertising costs and professional fees offset by higher interest and prototype development costs and increases payroll and related taxes.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations through the private placement of its common stock. During 1999, the Company raised approximately $872,268 net of offering costs from the private placement of its common stock. During 2000, the Company raised approximately $430,858 net of offering costs from the private placement of its common stock.

     As of December 31, 2000, the Company's working capital was $68,989.

     During 2000, the Company was approved by the State of New Jersey for its technology tax transfer program pursuant to which the Company could sell its net operating losses and research and development credits as calculated under state law. During the fourth quarter of 2000, the Company received $122,561 for losses and credits that accrued through December 31, 1999. (see Note 6 to financial statements)

     The Company  anticipates  that its cash  requirements  for the  foreseeable future will be significant. In particular, management expects substantial expenditures for inventory and product production in anticipation of the rollout of its omni-directional forklift, which is projected to occur in the third quarter of 2001. The Company intends to fund its operations through the issuance of equity and/or debt securities. Presently, the Company is seeking capital from one or more funding sources; however, at this time no arrangement has been finalized. No assurances can be given that the Company will be successful in obtaining sufficient capital to fund the initiation of its production activities. If the Company is unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on the Company and its business prospects. In order to facilitate additional funding, on December 15, 2000, a majority of shareholders approved the increase of its authorized capital stock of the Company to 10,000,000 common shares.

     Fixed assets, net of accumulated depreciation, totaled $67,219 on December 31, 2000.

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

     NEED FOR ADDITIONAL CAPITAL. The Company will require additional capital immediately and long term to meet its ongoing operating requirements. The immediate need includes funds to complete the final testing of its pilot model forklifts. In the future, in order to initiate full scale production, the Company will require significant funds for inventory, manufacturing costs and for other working capital needs. The Company intends on raising the capital through a private or public financing of debt or equity. Presently, the Company has no commitment for any such funding. No assurances can be given that the Company will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The inability to obtain such financing could have a material adverse affect on the Company.

     LACK OF COMMERCIAL PRODUCT. The Company has developed the pilot version of its unique, omni-directional forklift. The commercial introduction of the product is subject, however, to additional testing and component refinement. Due to the unique performance attributes of the forklift, the forklift will undergo a series of unprecedented tests relating to these attributes. Although management is confident in the performance capabilities of the forklift, management has not performed these tests separately. If the forklift cannot perform these tests successfully, the commercial sale of the product will be delayed. It also is conceivable that as of result of testing, the forklift may be redesigned to lessen certain of the competitive advantages of the forklift. The occurrence of either event may have a negative impact upon the operations of the Company.

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

     PROTECTION OF INTELLECTUAL PROPERTY. The success of the Company will be dependent, in part, upon the protection of its proprietary omni-directional technology from competitive use. The patent for the omni-directional wheel expired in 1990. The Company, however, has filed for patent protection of certain other aspects of its omni-directional wheel, and for features specific to its forklift, although a patent has not been issued. In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company's underlying technology. If these measures do not protect the intellectual property rights, third parties could use the Company's technology, and its ability to compete in the market would be reduced significantly. In addition, if the sale of the Company's product extends to foreign countries, the Company may not be able to effectively protect its intellectual property rights in such foreign countries.

     In the future, the Company may be required to protect or enforce its patent, if any, and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These actions could put the Company's patents, if any, at risk of being invalidated or interpreted narrowly, and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against the Company. The Company cannot provide any assurance that it will have sufficient funds to vigorously prosecute any patent litigation, that it will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause the Company's stock to decline.

     LACK OF ESTABLISHED DISTRIBUTION CHANNELS. The Company does not have an established channel of distribution for its forklift product line. It intends on establishing a network of designated dealers throughout the United States. Although the Company has received indications of interest from a number of equipment distributors, to date, such indications have been limited. No assurances can be given that the Company will be successful in establishing its intended dealer network.

     FEATURES OF PREFERRED STOCK. The Company has 275,000 shares of preferred stock outstanding that are held by an affiliate of the President. The stock carries a 10 for 1 voting right and a stated value of $5.00 per share. The preferred stock carries a liquidation preference equal to the stated value and an annual, cumulative dividend preference of five percent, all to the detriment of common shareholders. In addition, the holder may elect to receive the dividend in the form of common stock at a deep discount to the market price (see
Item 12 Certain Relationships and Related Transactions).

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

     NATURE OF BUSINESS/INSURANCE. The manufacture, sale and use of omni-directional forklifts and other mobility or material handling equipment is generally considered to be an industry of a high risk with a high incidence of serious personal injury or property loss. In addition, although the Company intends to provide on-site safety demonstrations, the unique, sideways movement of the forklift may heighten potential safety risks. Despite the fact that the Company intends to maintain sufficient liability insurance for the manufacture and use of its products, one or more incidents of personal injury or property loss resulting from the operation of its products could have a material adverse impact on the business of the Company.

     COMPETITION. Although management believes its product will have significant competitive advantages to conventional forklifts, the Company will be competing in an industry populated by some of the foremost equipment and vehicle manufacturers in the world. Substantially all of these companies have greater financial, engineering and other resources than the Company. No assurances can be given that any advances or developments made by such companies will not supersede the competitive advantages of the Company's omni- directional forklift. In addition, many of the Company's competitors have long-standing arrangements with Equipment distributors and carry one or more of competitive products in addition to forklifts. These distributors are prospective dealers for the Company. It therefore is conceivable that some distributors may be loath to enter into any relationships with the Company for fear of jeopardizing existing relationships with one or more competitors.

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

OFFICERS AND DIRECTORS

Name                       Age       Title
Peter Amico                57     President and Chairman
D. Barney Harris           40     Executive Vice President and Director
John Watt Jr.              63     Secretary and Director
Frank A. Basile, Esq.      64     Director
James Hudson               56     Director
Daniel H. Luciano, Esq.    49     Director

     Peter Amico - Mr. Amico is the founder of the Company and has been President and Chairman of the Company and its predecessor since its inception in April 1995. Prior to 1995, Mr. Amico was president and majority shareholder of Titan Aviation and Helicopter Services, Inc. ("Titan"). He has an extensive background in sales and in structural design. His career in sales has spanned over thirty years and he has held sales positions at Firestone Tire & Rubber and Union Steel Products, Inc. As a consequence of helicopter accident involving Titan, Mr. Amico filed for bankruptcy protection in 1996.

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

     John Watt Jr. - Mr. Watt has been Secretary and a Director of the Company since August 1998. Since March 2001, Mr. Watt has retired from full time employment and currently is performing limited consulting services to the Company. From 1990 to the March 2001, he has been the President of Watt-Bollard Associates, Inc., a manufacturers' representative sales agency located in Fort Washington, Pennsylvania.

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

Item 10. Executive Compensation.

     The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 1999 and 2000 is set forth in the following table:

SUMMARY COMPENSATION
                                                     Long Term
                        Annual Compensation          Compensation Awards (4)
                      ___________________________    _______________________
Name and
Principal                Salary    Bonus    Other    Stock Options #
Position          Year     ($)      ($)      ($)
--------          ----   ------    -----    -----    ----------------
Peter Amico(1)    2000 $75,000(2)  $-0-     $-0-         100,000
Chairman and      1999 $84,065(2)   -0-     $6,500(3)     25,000
President
------------------------------------------------------------------
 (1). The Company and Mr. Amico are parties to an employment agreement governing Mr. Amico's employment with the Company (see below). The Company became a reporting company during fiscal 1999, and disclosure is made for years 1999 and 2000.

 (2). Mr. Amico's annual salary under his employment agreement for 1999 and 2000 is $75,000. In 2000, $65,538 was paid with the balance deferred to 2001. In 1999, the amount includes an amount accrued from 1998.

 (3). During 1999, Mr. Amico was paid a finder's fee in connection with certain private placements.

 (4) The Company has no Long Term Compensation Awards other that the stock options indicated.

     The Company and Peter Amico, as President, have entered into a written employment agreement for a period from April 1997 to June 2000. The agreement was extended to December 31, 2000. Pursuant to the agreement, Mr. Amico receives a salary of $75,000 per year for fiscal 1999 through June 2000. In addition, the agreement provides Mr. Amico with stock options to acquire up to a maximum of 50,000 shares per annum. Of the options, 10,000 shares are exercisable for a total consideration of a $1.00 beginning year three of the contract, 25,000 shares are exercisable at 30% of the lowest price paid for the stock in the 30 day period preceding exercise for each year of the contract, and 15,000 shares are exercisable at 15% of the lowest price paid for the stock in the 30 day period preceding exercise beginning year three of the contract.

     The Company and D. Barney Harris, as Vice President, have entered into a written employment agreement for period of five years. Pursuant to the agreement, Mr. Harris receives an annual salary of $75,000, subject to annual review by the Company. In addition, Mr. Harris is entitled to receive annual stock options not exceeding 25,000 shares of common stock, of which 2,500 shares are exercisable for a total consideration of $1.00, 10,000 are exercisable at 35% of the lowest price paid for the stock in the 30 day period preceding exercise for each year of the contract, and 12,500 is exercisable at 17.5% of the lowest price paid for the stock in the 30 day period preceding exercise for each year of the contract.

Option Grants in Fiscal Year 2000


                       % of Total
                       Options to    Exercise or  Market price
             Options   Employee in      Base       on date of
Name         Granted   Fiscal Year   Price ($/sh)     Grant     Expiration Date

Peter Amico  50,000     100%              (1)            (1)         None
President
And Chairman

 (1). During 2000, pursuant to his employment agreement, Mr. Amico received options for, 10,000 shares exercisable for a total consideration of a $1.00 or $0.0001 per share, 25,000 shares exercisable at 30% of the lowest price paid for the stock in the 30 day period preceding exercise, and 15,000 shares exercised 15% of lowest price paid for the stock in the 30 day period preceding exercise. Market price on date of grant in not provided due to lack of a specific grant date.


Aggregate Option Exercises
In Last Fiscal Year and FY-End Option Values


                                                                    Value of
                                             # of Securities       Unexercised
                                               Unexercised        In-the-Money
                                                Options at         Options at
                   Shares                        FY-End(#)         FY-End($)at
                Acquired On      Value         Exercisable/       Exercisable/
Name            Exercise (#)   Realized       Unexercisable     Unexercisable(1)

Peter Amico      100,000      $201,624(1)          0/0                $0/$0
President and
Chairman

 (1). Options for, 10,000 shares were exercised for a total consideration of a $1.00 or $0.0001 per share (market price on exercise date was $2.25), 50,000 shares were exercised at $0.84375 per share, or 30% of the lowest price paid for the stock in the 30 day period preceding exercise, (market price on exercise date was $2.25), 25,000 shares were exercised at $0.45 per share, or 30% of lowest price paid for the stock in the 30 day period preceding exercise, (market price on exercise date was $2.875), and 15,000 shares were exercised at $0.225 per share, or 15% of lowest price paid for the stock in the 30 day period preceding exercise, (market price on exercise date was $2.875).

Compensation of Directors
-------------------------
     The Company's directors are compensated at the rate of $250 per meeting and are reimbursed for expenses incurred by them in connection with the Company's business. In addition, each director receives per year a stock option to purchaser 5,000 shares of common stock exercisable at $0.50 per share.

     Other than as described above, the Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the table.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table identifies as of March 31, 2001 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of its common stock and Preferred Stock of the Company:

                                                 Percentage of   Percentage of
                  Common Stock    Preferred      Common Stock    Preferred Stock
                  Beneficially    Voting Stock   Beneficially    Beneficially
Name(1)             Owned(2)      Rights(3)      Owned(2)        Owned(3)
--------------------------------------------------------------------------------
Peter Amico
President and
Chairman           1,839,558(4)    2,750,000(5)     35.2%              100%

D. Barney Harris      92,400(6)         -0-          1.8%               -0-
Vice President and
Director

Frank Basile         117,225(7)         -0-          2.2%               -0-
Director

James Hudson          60,800(8)         -0-          1.2%               -0-
Director

John Watt Jr.        104,000(9)         -0-          2.1%               -0-
Secretary and
Director

Daniel H. Luciano     26,914(10)        -0-          0.5%               -0-
Director

All directors      2,240,897(11)   2,750,000        42.7%              100%
and executive
officers as a
group (5 persons)
-----------------
 (1). The address of each beneficial owner is the address of the Company.
 (2). Based on 5,208,288 shares of common stock outstanding as of March 31, 2001, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.
 (3). Based upon 275,000 outstanding shares of preferred stock after giving effect to the 10 for 1 voting rights.
 (4) Includes 1,714,558 shares held by Arcon Corp., a corporation wholly owned by Mr. Amico ("Arcon") , 100,000 shares held by Mr. Amico individually, stock options for 25,000 shares exercisable pursuant to Mr. Amico's employment agreement, however, excludes common stock that may be issued to Arcon as a dividend on the preferred stock.
 (5). Represents shares held by Arcon.
 (6). Represents shares held by Mr. Harris individually.
 (7). Includes 90,000 shares held individually, 7,225 shares held by an affiliate, 10,000 shares held by Mr. Basile's spouse, and 10,000 shares issuable upon exercise of director's options for years 2000 and 2001.

 (8). Includes 11,300 shares held individually, 44,500 shares held by an affiliate and 5,000 shares issuable upon exercise of director's options for 2001.
 (9). Includes 100,000 shares held jointly with his wife, and 4,000 held by an affiliate.
 (10).Includes 21,914 shares held individually, and 5,000 shares of common stock issuable upon exercise of director's options for 2001.
 (11). Includes (4),(6),(7),(8),(9), and (10).

Item 12. Certain Relationships and Related Transactions.

     Arcon Cop., a corporation wholly owned by the Company's chairman and president, owns 275,000 shares of preferred stock of the Company. Each share of Preferred Stock is entitled to 10 voting rights on all matters on which shareholders are entitled to vote. The preferred stock has a stated value per share of $5.00 and an annual dividend per share equal to 5% of the stated value. Dividends are cumulative and the holder has a right during any quarter to waive any cash dividend and receive the dividend in the form of common stock at a price per share equal to 30% of the lowest private offering or trading price of the common stock. The preferred stock is not convertible into common stock, however, has a preference over common stockholders upon liquidation equal to the stated value per share. At December 31, 1998, unpaid dividends on the preferred stock totaled $92,114. An additional $68,750 in dividends accrued during each of the years 1999 and 2000. During 1999, the holder received cash dividends of $40,498, and dividends in the form of 305,737 shares of common stock, which were valued at $120,366. During 2000, the holder received dividends in the form of 95,558 shares of common stock, which were valued at $56,751. At December 31, 2000, $11,999 in dividends remains unpaid.

     As of December 31, 1999, a loan in the amount of $20,589.59 from Arcon Corp. is outstanding. The loan is due on demand and bears interest at 12%. In July 2000, Arcon Corp. purchased 33,334 shares of common stock at a price per share of $1.500 for a total consideration of $50,001.

     Mrs. Patricia Amico, the wife of the Company's President, performed services to the Company during 1999 and 2000. The amount of such services totaled $8,099 and $9,930. Mr. Timothy Smith, the son in law of the Company's President, performed services to the Company during 1999 and 2000. The amount of such services totaled $17,236 and $4,644.

     Mr. John Watt, a director of the Company, received commissions during fiscal 1999 and 2000 from certain suppliers and fabricators that conduct business with the Company. The amount of such commission for each year was less that $10,000.

     Mr. Frank Basile, a director of the Company, is a partner of a law firm that performed legal services to the Company during fiscal 1999 and 2000. The billing amount for such services for each year was less than $10,000.

     Mr. Daniel Luciano, a director of the Company, performed legal services for the Company during fiscal 2000. The billing amount of such services for the year approximated $20,000.

     During 2000, each director of the Company, other than Mr. Amico, received a stock option to acquire 5,000 shares of common stock at a price per share of $0.50.

PART IV

Item 13. Exhibits and reports on Form 8-K.
(a)(1). Exhibits

EXHIBIT INDEX
 3(i)(a). Certificate of  Incorporation  of AirTrax,  Inc. dated April 11, 1997.
          (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999). 3(i)(b). Certificate of Amendment to Certificate of Incorporation of AirTrax, Inc. dated November 11, 1999. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).

 3(i)(c). Certificate of Correction of the Company dated April 30, 2000 (filed herewith).

 3(i)(d). Certificate of Amendment of Certificate of  Incorporation  dated March
          19, 2001 (filed herewith).

 3(ii)(a).Amended  and  Restated  By-Laws  of  the  Company.   (Incorporated  by
          reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).

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

(b). Reports on Form 8-K.

          Not Applicable

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AirTrax, Inc.

                                            April 16, 2001
/s/ Peter Amico
---------------
    Peter Amico
    Chairman and
    Principal Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Peter Amico                               April 16, 2001
--------------
   Peter Amico
   Director

/s/D. Barney Harris                          April 16, 2001
-------------------
   D. Barney Harris
   Director

/s/John Watt                                 April 16, 2001
------------
   John Watt
   Director

/s/Daniel H. Luciano                         April 16, 2001
--------------------
   Daniel H. Luciano
   Director

                                  AIRTRAX, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000









                                    CONTENTS






                                                                         Page

Accountant's Audit Report                                                  1

Balance Sheets                                                             2

Statements of Operations                                                   3

Statements of Changes in Stockholder's Equity                              4

Statements of Cash Flows                                                   5

Notes to Financial Statements                                              6

Board of Directors
AirTrax, Inc.

     I have audited the accompanying balance sheet of AirTrax, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirTrax, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.





                                                      ROBERT G. JEFFREY, CPA





March 30, 2001
Wayne, New Jersey

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                December 31, 2000


                                     ASSETS
Current Assets
         Cash                                                     $      23,663
         Accounts receivable                                             34,382
         Inventory                                                      764,875
         Prepaid expenses                                                 6,938
         Deferred tax asset                                              61,285
                                                                  --------------
                  Total current assets                                                   $    891,143

Fixed Assets
         Office furniture and equipment                                  35,303
         Automotive equipment                                            16,915
         Shop equipment                                                  20,660
         Casts and tooling                                               76,687
                                                                  --------------
                                                                        149,565
         Less, accumulated depreciation                                  82,346
                                                                  --------------
                  Net fixed assets                                                             67,219

Other Assets
         Patents - net                                                   45,331
         Utility deposits                                                    65
                                                                  --------------
                  Total other assets                                                           45,396
                                                                                         --------------
              TOTAL ASSETS                                                               $  1,003,758
                                                                                         ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                         $     763,210
         Accrued liabilities                                             35,630
         Stockholder note payable                                        23,314
                                                                  --------------
                  Total current liabilities                                              $    822,154
Stockholders' Equity
         Common stock - authorized, 5,000,000 shares without
            par value; issued and outstanding - 5,040,621 and         2,408,549
         Preferred stock - authorized, 500,000 shares without
            par value; 275,000 issued and outstanding                    12,950
         Deficit accumulated during the development stage            (2,032,943)
         Deficit prior to development stage                            (206,952)
                                                                  --------------
                  Total stockholders' equity                                                  181,604
                                                                                         --------------
              TOTAL LIABILITIES AND
                STOCKHOLDER'S EQUITY                                                     $  1,003,758
                                                                                         ==============

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS and DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                 For the Years Ended December 31, 2000 and 1999


                                                                                    May 19, 1997
                                                                                  (Date of Inception)
                                                   YEAR 2000          YEAR 1999   to December 31, 2000
                                                -------------      -------------  ---------------------
SALES                                           $    83,464        $    79,302          $      229,835

COST OF GOODS SOLD                                    7,453             10,083                  63,511
                                                -------------      -------------  ---------------------
                  Gross Profit                       76,011             69,219                 166,324

OPERATING AND ADMINISTRATIVE EXPENSES               734,230            757,630               2,125,631

OPERATING LOSS                                     (658,219)          (688,411)             (1,959,307)
                                                -------------      -------------  ---------------------
OTHER INCOME AND (EXPENSE)
         Interest expense                           (22,761)            (7,752)                (38,850)
         Other income                                    26             10,548                  12,261
                                                -------------      -------------  ---------------------
NET LOSS BEFORE INCOME TAXES                       (680,954)          (685,615)             (1,985,896)
                                                -------------      -------------  ---------------------
INCOME TAX BENEFIT (STATE):
         Current                                     61,285                  -                  61,285
         Prior years                                122,288                  -                 122,288
                                                -------------      -------------  ---------------------
                  Total Benefit                     183,573                  -                 183,573
                                                -------------      -------------  ---------------------
LOSS ACCUMULATED DURING
         DEVELOPMENT STAGE                        $(497,381)       $  (685,615)         $   (1,802,323)
                                                =============      =============
PREFERRED STOCK DIVIDENDS DURING
         DEVELOPMENT STAGE                                                                    (230,620)
                                                                                  ---------------------
DEFICIT ACCUMULATED DURING DEVELOPMENT
         STAGE                                                                              (2,032,943)
                                                                                  =====================
NET LOSS PER SHARE - Basic and Diluted                $(.12)             $(.18)
                                                =============      =============






   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the Year Ended December 30, 2000


                                         COMMON               PREFERRED         DEFICIT ACCUMULATED   DEFICIT PRIOR
                                         STOCK                  STOCK               DURING                 TO
                                    Shares     Amount       Shares     Amount   DEVELOPMENT STAGE     DEVELOPMENT STAGE       TOTAL
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 1998       3,610,095   $  848,301    275,000   $  12,950  $     (632,332)       $     (206,952)     $  21,967

Sales of stock under Rule
 504, Regulation D, offering       614,552      872,268                                                                     872,268
Shares issued as dividend on
 Preferred stock                   305,737      120,366                               (120,366)                                   -

Shares issued for services          18,629       17,238                                                                      17,238

Net loss for the period                                                               (685,615)                            (685,615)

Cash dividends on preferred stock                                                     (40,498)                              (40,498)
                                 ---------------------------------------------------------------------------------------------------

Balance, December 31, 1999       4,549,013    1,858,173    275,000      12,950     (1,478,811)              (206,952)       185,360

Sales of stock under Rule
 504, Regulation D, offering       330,719      430,858                                                                     430,858

Shares issued as dividend on
 Preferred stock                    95,558       56,751                               (56,751)                                    -

Shares issued for services          65,331       62,767                                                                      62,767

Net loss for the period                                                              (497,381)                             (497,381)
                                 ---------------------------------------------------------------------------------------------------

Balance, December 31, 2000       5,040,621   $2,408,549    275,000   $  12,950  $  (2,032,943)        $     (206,952)     $ 181,604
                                 ===================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999

                                                                                                      May 19, 1997
                                                                                                 (Date of Inception)
                                                              Year 2000         Year 1999        to December 31, 2000
                                                              -----------       ----------       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      $(497,381)        $(685,615)       $     (1,802,323)
Adjustments to reconcile net income to net cash
   consumed by operating activities:
         Depreciation and amortization                           33,191            30,740                 104,622
         Value of common stock issued for services               62,767            17,238                  80,802
         Accrual of deferred tax benefit                        (61,285)                                  (61,285)
         Changes in current assets and liabilities:
             Increase in accounts payable and
                 accrued liabilities                            256,424           421,967                 798,840
            Decrease (Increase) in prepaid expense                    -             2,649                  (7,003)
            Decrease (increase) in accounts receivable           37,071           (68,271)                (34,383)
             Increase in inventory                             (253,350)         (488,553)               (764,875)
                                                              -----------       ----------       ---------------------
                  Net Cash Consumed By
                       Operating Activities                    (422,563)         (769,845)             (1,685,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                        (5,460)          (63,373)               (149,564)
Additions to patent cost                                         (1,138)           (4,981)                (67,607)
                                                              -----------       ----------       ---------------------
                  Net Cash Consumed By
                        Investing Activities                     (6,598)          (68,354)               (217,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of common stock sales                              430,858           872,268               1,943,678
Proceeds of sales of preferred stock                                  -                 -                  12,950
(Repayment) proceeds of stockholder loans                       (26,686)           50,000                  23,314
Preferred stock dividends paid in cash                                -           (40,498)                (53,503)
                                                              -----------       ----------       ---------------------
                  Net Cash Provided By
                      Financing Activities                      404,172           881,770               1,926,439
                                                              -----------       ----------       ---------------------
                  Net Increase (Decrease) In Cash               (24,989)           43,571                  23,663
         Balance at beginning of period                          48,652             5,081                       -
                                                              -----------       ----------       ---------------------
         Balance at end of period                             $  23,663         $  48,652        $         23,663
                                                              ===========       ==========       =====================


   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization Of Company

     The Company was formed April 17, 1997. On May 19, 1997, it merged with a predecessor which had initiated and advanced the development of omni-directional technology. On November 5, 1999, the Company merged with MAS Acquisition IX Corp. ("MAS"), a reporting company under Federal securities law. Pursuant to this merger agreement, the Company assumed the reporting status of MAS. In both merger transactions, the Company was the surviving entity. For financial accounting purposes, the reverse merger with MAS was accounted for as a pooling of interests.

Business

     The Company has designed a forklift vehicle using omni-directional technology obtained under a contract with the United States Navy Surface Warfare Center in Panama City, Florida. The right to exploit this technology grew out of a Cooperative Research and Development Agreement with the Navy. Significant resources have been devoted during the past two years to the construction of a prototype of this omni-directional forklift vehicle. It is expected to be in full commercial production during the third quarter of 2001. At that time, it will be offered to industrial users.

     The Company has also developed a traditional helicopter ground handling machine which has been marketed by the Company on a limited basis.

Development Stage Accounting

     The Company is a development stage company, as defined in Financial Accounting Standards (FAS) Statement No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to December 31, 2000, the Company has been in the development stage and all its efforts have been devoted to the development of a forklift vehicle with omni-directional technology that is suitable for market. Only small amounts of revenue have been realized through December 31, 2000.

Basis of Presentation

     The Company has incurred losses from inception to December 31, 2000 of $1,802,323. Activities have been financed primarily through private placements of equity securities. The Company may need to raise additional capital through the issuance of debt or equity securities to fund its operations.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


1.       continued

Cash

     For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Inventory

     Inventory consists principally of component parts and supplies which are being used to assemble forklift vehicles. Inventories are stated at the lower of cost (determined on a first in-first out basis) or market.

Fixed Assets

     Fixed assets are recorded at cost. Depreciation is computed by using accelerated methods, with useful lives of seven years for furniture and shop equipment and five years for computers and automobiles.

Income Taxes

     Deferred income taxes are recorded to reflect the tax consequences or benefits to future years of temporary differences between the tax bases of assets and liabilities, and of net operating loss carryforwards.

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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


1.       continued

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values at December 31, 2000.

Advertising Costs

     The Company expenses advertising costs when the advertisement occurs. Advertising costs amounted to $28,440 in 2000 and $81,021 in 1999.

Segment Reporting

     Management treats the operations of the Company as one segment.

Revenue Recognition

     Revenue is realized from product sales. Recognition occurs upon delivery.

Common Stock

     Common stock is often issued in return for product, services, and as dividends on the preferred stock. These issuances are assigned values equal to the value of the product or service received or the market value of the common stock, with appropriate discounts, whichever is most clearly evident.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


2.       RELATED PARTY TRANSACTIONS

     During the year 2000, 95,558 shares of common stock of the Company were issued in lieu of cash dividends on the preferred stock in the amount of $56,751, as permitted by the terms of the preferred stock issue. The preferred stock is wholly owned by the majority shareholder (see Note 4 for description of the preferred stock). This majority shareholder is a corporation wholly owned by the president of the Company.

     A total of 129,999 shares were issued to the President and Vice President of the Company pursuant to their respective employment agreements yielding a total of $60,851. Three non-employee directors each received 5,000 shares of common stock upon exercise of their director options yielding a total of $7,500. In addition, the majority stockholder purchased 33,334 shares for $50,001 during the 2000 period. The majority shareholder corporation made loans to the Company during 1999 and 2000. The related notes accrued interest at 12%, which totaled $5,519 for the year 2000. The unpaid balance of principal and interest was $23,314 at December 31, 2000, and was due on demand.

     During 2000, a board member received 5,539 shares of common stock in exchange for professional services rendered to the Company valued at $9,000, and an affiliate of a board member received 2,097 shares of common stock in exchange for professional services rendered to the Company valued at $6,208.

     Since June 1999, the Company has made its headquarters in premises owned by the Company president, which to date has been rent free.

3.       PRIVATE PLACEMENT OFFERINGS

     The Company conducted private placement offerings during 2000. These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. A total of 330,719 shares of common stock was sold under the offerings resulting in net proceeds of $430,858.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


4.       PREFERRED STOCK

     The Company is authorized to issue 500,000 shares of preferred stock, without par value. At December 31, 2000, 275,000 of these shares had been issued. Each of these shares entitles the holder to a 5% cumulative dividend based on a $5 per share stated value. If sufficient cash is not available, or at the option of the shareholder, these dividends may be paid in common stock. If payment is in stock, it is to be valued at a price calculated at thirty percent of the lower of the last price traded in either a public or private transaction during the applicable quarter. This issue of preferred stock also provides a voting right of 10 votes for each share. The holder of this preferred stock is the majority shareholder of the Company, which is a corporation wholly owned by the Company's President and Chairman.

     At December 31, 1998, unpaid dividends on this issue of preferred stock totaled $92,114. An additional $68,750 in dividends accrued during each of the years 1999 and 2000. During 1999, the holder received cash dividends of $40,498, and dividends in the form of 305,737 shares of common stock, which were valued at $120,366. During 2000, the holder received dividends in the form of 95,558 shares of common stock, which were valued at $56,751. At December 31, 2000, $11,999 in dividends remains unpaid.

     The characteristics of the remaining 225,000 preferred shares authorized have not been specified.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


5.       LOSS PER SHARE

     Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period.

                                                          Year Ended  2000
                                                          ----------------

                                                               Weighted
                                                Income       Average Shares     Per Share
                                                (Loss)        Outstanding         Amount
                                              ----------     --------------     ----------
Net Loss                                      $(497,381)
Adjustment for preferred stock dividends        (68,750)


Loss allocable to common shareholders -
         Basis and Diluted                    $(566,131)       4,746,637        $  (.12)
                                              ==========     ==============     ==========

                                                          Year Ended  1999
                                                          ----------------

Net loss                                      $(685,615)
Adjustment for preferred stock dividends        (68,750)

Loss allocable to common shareholders -
         Basis and Diluted                    $(754,365)       4,239,465        $  (.18)
                                              ==========     ==============     ==========


                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

6.       INCOME TAXES

     The Company has experienced losses each year since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. At December 31, 2000, the Company had NOL carryforwards of $1,885,253 available for Federal taxes and $586,773 for New Jersey taxes. The potential tax benefit of the state NOL's has been recognized on the books of the Company; the potential benefit of the Federal NOL's has been offset by a valuation allowance. If not used, these Federal carryforwards will expire as follows:

                             2017      $129,092
                             2018       486,799
                             2019       682,589
                             2020       586,773

     During the year 2000, the Company realized $122,561 from the sale, as permitted by New Jersey law, of its rights to use the New Jersey NOL'S and research and development credits that had accrued through December 31, 1999. These potential New Jersey offsets are, thus, no longer available to the Company.

     Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

                                       Current         Non-current        Total
                                       ----------------------------------------
    Deferred Tax Assets                $243,418        $441,483        $684,901
    Valuation Allowance                 182,133         441,483         623,616
                                       ----------------------------------------
                   Balance Recognized  $ 61,285       $      -         $ 61,285
                                       ========================================

     The entire balance of the valuation allowance relates to Federal taxes. Since state tax benefits for years prior to 2000 were realized during the year 2000, no reserve is deemed necessary for the benefit of state tax losses of 2000. The state tax benefit recognized in 2000 is composed of the proceeds of sale of benefits of prior years, plus benefits expected from current losses, as follows:

                   Proceeds of sale of prior amounts       $122,288
                   Current benefits                          61,285
                                                           ---------
                                                           $183,573
                                                           =========

     AIRTRAX, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2000


7.       RENTALS UNDER OPERATING LEASES

     Office equipment is leased under an operating lease that expires in June 2003. The following is a schedule of future minimum rental payments required under the operating lease:

                           Year Ending
                           December 31,          Amount
                           ------------        --------
                              2001             $  6,857
                              2002                6,857
                              2003                2,857
                                               --------
                                               $ 16,571
                                               ========

     Rent expense amounted to $7,036 in 2000 and $5,743 in 1999.


8.       SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

     Cash paid for interest and income taxes is presented below:

                                    2000           1999
                                 -------         ------

         Interest                $22,761         $7,752
         Income taxes                200            200

     There were no noncash investing activities during either 2000 or 1999. The following noncash financing activities occurred:

     a. Shares of common stock were issued for services during 2000 and 1999, totaling 65,331 and 17,238, respectively.

     b. Preferred stock dividends were partially satisfied by the issuance during 2000 of 95,558 shares of common stock and by the issuance of 305,737 shares during 1999.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

9.       CONTINGENCIES

     Pursuant to agreements relating to the merger transaction with MAS, the Company was required to issue 114,867 shares of common stock to former shareholders of MAS (MAS Common Stock) and make a cash payment to an affiliate of the majority shareholder of MAS in the amount of $25,000. The Company asserted claims against the majority shareholder. The claims involved the amount of the MAS Common Stock and the cash due to the majority shareholder and affiliate under the merger agreement. At December 31, 2000, the Company had not issued the MAS Common Stock. The matter was settled early in 2001 by the issuance of 57,280 shares of common stock to the MAS shareholders.

     The Company had an employment agreement with its president, which expired December 31, 2000. The agreement provided, in part, for options permitting the president to acquire up to 50,000 shares of common stock per year, with portions of these options accumulating if not exercised. Options were exercised for 100,000 shares during the year 2000; these yielded proceeds of $48,376. There were no options outstanding at December 31, 2000. A renewal of the president's contract is currently being discussed and a new contract is expected to be executed shortly.

                                 EXHIBIT INDEX

Exhibit No     Description                                                 Page

 3(i)(c).      Certificate  of  Correction of the Company dated
               April 30, 2000 (filed herewith)...............................2

 3(i)(d).      Certificate of Amendment of Certificate of Incorporation
               dated March 19, 2001 (filed herewith).........................4

 21            Subsidiaries of the Company.................................. 5