Form 10QSB
period 2001-03-31
AIRTRAX INC
filed 2001-05-21
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE Act of 1934 for the transition period from ___ to ___.

                        Commission file number: 0-25791

                                  AIRTRAX, INC.
                 (Name of Small Business Issuer in its charter)

New Jersey                                               22-3506376
--------------                                           ----------------
(State of                                                (I.R.S. Employer
Incorporation)                                            I.D. Number)

                870B Central Avenue, Hammonton, New Jersey 08037
                (Address of principal executive offices)(Zip Code)

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

     The number of shares issued and outstanding of issuer's common stock, no par value, as of March 31, 2001 was 5,302,426.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  X

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.


                                      INDEX




                                                                Page

Balance Sheets                                                   3

Statements of Income                                             4

Statements of Cash Flows                                         5

Notes to Financial Statements                                    6

Item 2. Management's Discussion and Analysis.                   13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                      15

Item 2. Changes in Securities.                                  15

Item 3. Defaults upon Senior Securities.                        15

Item 4. Submission of Matters to Vote of Security Holders.      15

Item 5. Other Information.                                      15

Item 6. Exhibits and Reports on Form 8-K.                       15

Signatures                                                      16

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                  March 31, 2001               December 31, 2000
                                                                  --------------               -----------------
                                          ASSETS

Current Assets
         Cash                                                     $     190,537                $         23,663
         Accounts receivable                                              4,619                          34,382
         Inventory                                                      788,415                         764,875
         Prepaid expenses                                                 6,938                           6,938
         Deferred tax asset                                              78,694                          61,285
                                                                  --------------               -----------------
                  Total current assets                                1,069,203                         891,143

Fixed Assets
         Office furniture and equipment                                  43,673                          35,303
         Automotive equipment                                            16,915                          16,915
         Shop equipment                                                  20,660                          20,660
         Casts and tooling                                               82,148                          76,687
                                                                  --------------               -----------------
                                                                        163,396                         149,565
         Less, accumulated depreciation                                  90,852                          82,346
                                                                  --------------               -----------------
                  Net fixed assets                                       72,544                          67,219

Other Assets
         Patents - net                                                   45,542                          45,331
         Utility deposits                                                    65                              65
                                                                  --------------               -----------------
                  Total other assets                                     45,607                          45,396
                                                                  --------------               -----------------
              TOTAL ASSETS                                        $   1,187,354                $      1,003,758
                                                                  ==============               =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                         $     831,935                $        763,210
         Accrued liabilities                                             19,726                          35,630
         Stockholder note payable                                        24,014                          23,314
                                                                  --------------               -----------------
                  Total current liabilities                             875,675                         822,154

Stockholders' Equity
         Common stock - authorized, 10,000,000 shares without
            par value; issued and outstanding -   5,302,426  and      2,715,349                       2,408,549
         Preferred stock - authorized, 500,000 shares without
            par value; 275,000 issued and outstanding                    12,950                          12,950
         Deficit accumulated during the development stage            (2,209,668)                     (2,032,943)
         Deficit prior to development stage                            (206,952)                       (206,952)
                                                                  --------------               -----------------
                  Total stockholders' equity                            311,679                         181,604

              TOTAL LIABILITIES AND
          STOCKHOLDER'S EQUITY                                    $   1,187,354                $      1,003,758
                                                                  ==============               =================

The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS and DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
            For the Three Month Period Ended March 31, 2001 and 2000


                                                                                               May 19, 1997
                                                                                             (Date of Inception)
                                                        2001                   2000          to March 31, 2001
                                                 --------------        --------------        -------------------
SALES                                            $      35,967         $      27,589         $        265,802

COST OF GOODS SOLD                                       2,904                 5,899                   66,415
                                                 --------------        --------------        -------------------
                  Gross Profit                          33,063                21,690                  199,387

OPERATING AND ADMINISTRATIVE EXPENSES                  220,219               193,925                2,345,850
                                                 --------------        --------------        -------------------
OPERATING LOSS                                        (187,156)             (172,235)              (2,146,463)

OTHER INCOME AND (EXPENSE)
         Interest expense                               (7,103)                  (65)                 (45,953)
         Other income                                      125                     1                   12,386
                                                 --------------        --------------        -------------------
NET LOSS BEFORE INCOME TAXES                          (194,134)             (172,299)              (2,180,030)
                                                 --------------        --------------        -------------------
INCOME TAX BENEFIT (STATE):
         Current                                        17,409                     -                   78,694
         Prior years                                         -                     -                  122,288
                                                 --------------        --------------        -------------------
                  Total Benefit                         17,409                     -                  200,982
                                                 --------------        --------------        -------------------
LOSS ACCUMULATED DURING
         DEVELOPMENT STAGE                       $    (176,725)        $    (172,299)        $     (1,979,048)
                                                 ==============        ==============
PREFERRED STOCK DIVIDENDS DURING
         DEVELOPMENT STAGE                                                                           (230,620)

DEFICIT ACCUMULATED DURING DEVELOPMENT
         STAGE                                                                               $     (2,209,668)
                                                                                             =================
NET LOSS PER SHARE - Basic and Diluted                  $(0.03)               $(0.04)
                                                 ==============        ==============







The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods ended March 31, 2001 and 2000

                                                                                                       May 19, 1997
                                                                                                    (Date of Inception)
                                                               2001                   2000          to March 31, 2001
                                                        --------------        --------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                $    (176,725)        $    (172,299)        $       (1,979,048)
Adjustments to reconcile net income to net cash
   consumed by operating activities:
         Depreciation and amortization                          8,295                 8,512                    112,917
         Value of common stock issued for services                  -                 6,208                     80,802
         Accrual of deferred tax benefit                      (17,409)                                         (78,694)
         Changes in current assets and liabilities:
             Increase in accounts payable and
                 accrued liabilities                           53,521               132,189                    852,361
            Decrease (Increase) in prepaid expense                  -                     -                     (7,003)
            Decrease (increase) in accounts receivable         29,763                26,481                     (4,620)
             Increase in inventory                            (23,540)             (140,038)                  (788,415)
                                                        --------------        --------------        -------------------

                  Net Cash Consumed By
                       Operating Activities                  (126,095)             (138,947)                (1,811,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                     (13,831)                 (249)                  (163,395)
Additions to patent cost                                            -                     -                    (67,607)
                                                        --------------        --------------        -------------------
                  Net Cash Consumed By
                        Investing Activities                  (13,831)                 (249)                  (231,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of common stock sales                            306,800               153,079                  2,250,478
Proceeds of sales of preferred stock                                -                     -                     12,950
Proceeds of stockholder loans                                       -                 1,990                     23,314
Preferred stock dividends paid in cash                              -                     -                    (53,503)
                                                        --------------        --------------        -------------------
                  Net Cash Provided By
                      Financing Activities                    306,800               155,069                  2,233,239
                                                        --------------        --------------        -------------------
                  Net Increase (Decrease) In Cash             166,874                15,873                    190,537
         Balance at beginning of period                        23,663                48,652                          -
                                                        --------------        --------------        -------------------
         Balance at end of period                       $     190,537         $      64,525         $          190,537
                                                        ==============        ==============        ===================


The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001



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

Development Stage Accounting

     The Company is a development stage company, as defined in Financial Accounting Standards (FAS) Statement No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to March 31, 2001, the Company has been in the development stage and all its efforts have been devoted to the development of a forklift vehicle with omni-directional technology that is suitable for market. Only small amounts of revenue have been realized through March 31, 2001.

Basis of Presentation

     The Company has incurred losses from inception to March 31, 2001 of $1,979,048. Activities have been financed primarily through private placements of equity securities. The Company may need to raise additional capital through the issuance of debt or equity securities to fund its operations.

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

1.       continued

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values at March 31, 2001.

Advertising Costs

     The Company expenses advertising costs when the advertisement occurs. Advertising costs amounted to $42,267 in the first quarter of 2001 and $10,791 in the 2000 period.

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


2.       RELATED PARTY TRANSACTIONS

     During 2000, 95,558 shares of common stock of the Company were issued in lieu of cash dividends on the preferred stock in the amount of $56,751, as permitted by the terms of the preferred stock issue. The preferred stock is wholly owned by the majority shareholder (see Note 4 for description of the preferred stock). This majority shareholder is a corporation wholly owned by the president of the Company.

     During 2000, a total of 129,999 shares were issued to the President and Vice President of the Company pursuant to their respective employment agreements yielding a total of $60,851. Three non-employee directors each received 5,000 shares of common stock upon exercise of their director options yielding a total of $7,500. In addition, the majority stockholder purchased 33,334 shares for $50,001 during the 2000 period. The majority shareholder corporation made loans to the Company during 1999 and 2000. The related notes accrued interest at 12%, which totaled $5,519 for the year 2000 and $700 for the three months ended March 31, 2001. The unpaid balance of principal and interest was $24,014 at March 31, 2001, and was due on demand.

     During 2000, a board member received 5,539 shares of common stock in exchange for professional services rendered to the Company valued at $9,000, and an affiliate of a board member received 2,097 shares of common stock in exchange for professional services rendered to the Company valued at $6,208

     Since June 1999, the Company has made its headquarters in premises owned by the Company president, which to date has been rent free.


3.       PRIVATE PLACEMENT OFFERINGS

     The Company conducted private placement offerings during 2000 and the first quarter of 2001. These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. A total of 330,719 shares of common stock was sold under the offerings during 2000 and 204,533 shares during the first quarter of 2001, resulting in net proceeds of $430,858 and $306,800, respectively.


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


     Dividends of $68,750 accrued on this issue of preferred stock during the year 2000; an additional $17,188 accrued during the first quarter of 2001. During 2000, the holder received dividends in the form of 95,558 shares of common stock, which were valued at $56,751. At March 31, 2001, $29,187 of dividends remains unpaid.

     The characteristics of the remaining 225,000 preferred shares authorized have not been specified.

5.       LOSS PER SHARE

     Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period.

                                                         Three Months  Ended March 31, 2001
                                                         ----------------------------------

                                                                      Weighted
                                                       Income       Average Shares         Per Share
                                                       (Loss)        Outstanding             Amount
                                                     -----------------------------------------------
Net Loss                                             $(176,725)
Adjustment for preferred stock dividends               (17,188)
                                                     ----------
Loss allocable to common shareholders -
         Basic and Diluted                           $(193,913)       5,040,621             $  (.04)
                                                     ==========     ==============          =========

                                                         Three Months  Ended March 31, 2000
                                                         ----------------------------------

Net loss                                             $(172,299)
Adjustment for preferred stock dividends               (17,188)
                                                     ----------
Loss allocable to common shareholders -
         Basic and Diluted                           $(189,487)       4,589,809              $ (.04)
                                                     ==========     ==============          =========


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

     Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. At March 31, 2001, the Company has recorded deferred tax assets as follows:

                                            Current    Non-current     Total
                                            ----------------------------------

         Deferred Tax Assets                $138,542    $623,616     $762,158
         Valuation Allowance                  59,848     623,616      683,464
                                            ----------------------------------
                    Balance Recognized      $ 78,694    $      -     $ 78,694
                                           ==================================

     The entire balance of the valuation allowance relates to Federal taxes. Since state tax benefits for years prior to 2000 were realized during the year 2000, no reserve is deemed necessary for the benefit of state tax losses of 2000 or 2001.

7.       RENTALS UNDER OPERATING LEASES

     Office equipment is leased under an operating lease that expires in June 2003. The following is a schedule of future minimum rental payments required under the operating lease:

                           Year Ending
                           December 31,                       Amount
                           -----------------------------------------

                           2001 Remainder)                  $  5,143
                           2002                                6,857
                           2003                                2,857
                                                            --------
                                                            $ 14,857
                                                            ========

     There was no expense incurred for rent during the three months ended March 31, 2001. Rent expense amounted to $1,143 in the 2000 period.


8.       SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

     Cash paid for interest and income taxes is presented below:

                                    Three Months Ended March 31,
                                    2001                   2000
                                    ----------------------------

         Interest                   $                      $ 65
         Income taxes                  -                    200

     There were no noncash investing activities during the 2001 period or the 2000 period. The following noncash financing activity occurred:

     a. Shares of common stock were issued for services during the 2000 periods these totaled 2,097 shares.

     b. Common stock totaling 57,272 shares was issued to satisfy the Company obligation under a merger agreement (see Note 9).

9.       CONTINGENCIES

     Pursuant to agreements relating to the merger transaction with MAS, the Company was required to issue 114,867 shares of common stock to former shareholders of MAS (MAS Common Stock) and make a cash payment to an affiliate of the majority shareholder of MAS in the amount of $25,000. The Company asserted claims against the majority shareholder. The claims involved the amount of the MAS Common Stock and the cash due to the majority shareholder and affiliate under the merger agreement. This matter was settled during the first quarter of 2001 by the issuance of 57,272 share of common stock.

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


Item 2. Management's Discussion and Analysis.

     The following discusses the financial results and position of the accounts of the Company for the periods indicated.

     Forward Looking Statements. Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for the period ending December 31, 2000 for additional statements concerning operations and future capital requirements.

     Certain risks exist with respect to the Company and its business, which risks include the need for additional capital, lack of commercial product, lack of determined product prices and impact on profit margins, and limited operating history, among other factors. Readers are urged to refer to the section entitled "Cautionary Statements in the Company's Form 10-KSB for the period ended December 31, 2000 for a broader discussion of such risks and uncertainties.

Results of Operations

     Three Months Ended March 31, 2001 compared with Three Months Ended March 31, 2000.

     For the period ended March 31, 2001 and comparable period in 1999, the Company was a development stage company and the Company has not engaged in full scale operations for these periods. The limited revenues for the periods have been derived from sales of a non omni-directional product, and from contracts with the United States Navy that relate to the research and potential application of omni-directional products for military use. The period-to-period results presented and discussed below are not necessarily meaningful comparisons due to the Company's development stage status, and are not indicative of future results.

     Revenues for the three months ended March 31, 2001 were $35,967 compared with $27,589 in revenues for the same period in 2000. Revenues for the 2001 period consisted of $33,860 in contract revenues from the United States Navy and $2,107 in sales of a non omni-directional product.

     Cost of sales  for the  2001  and 2000  periods  were  $2,904  and  $5,899,
respectively,   representing   parts  and   manufacturing   costs  for  the  non
omni-directional product.

     General and administrative expenses which includes administrative salaries and overhead for the three month period in 2001 totaled $220,219 compared with $193,195 for the same period in 2000. The increase of $26,294 for the 2001 period is principally due to increases in prototype development costs of the omni-directional wheel. Net loss for the three month period in 2001 was $176,725 compared with a net loss of $172,299 for the prior period.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations through the private placement of its common stock. During 2000, the Company raised $430,858 net of offering costs from the private placement of 330,719 shares of its common stock. During the first quarter of 2001, the Company raised $306,800 net of offering costs from the private placement of 204,533 shares of its common stock.

     As of March 31, 2001, the Company's working capital was $193,528.

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

     Fixed assets, net of accumulated depreciation, totaled $72,544 on March 31, 2001. Fixed assets, net of accumulated depreciation, totaled $67,219 on December 31, 2000.

                            Part II OTHER INFORMATION


Item 1. Legal Proceedings.
        None

Item 2. Changes in Securities.
        None

Item 3. Defaults upon Senior Securities.
        None

Item 4. Submission of Matters to a Vote of Securityholders.
        None

Item 5. Other Information.
        None

Item 6. Exhibits.

        (a) Furnish the Exhibits required by Item 601 of Regulation S-B.

        Exhibit 10(iv) Amended Agreement and Plan of Merger effective November 1, 1999 by and between MAS Acquisition IX Corp., an Indiana corporation, MAS Financial Corp, an Indiana corporation, MAS Capital Inc, an Indiana corporation, AirTrax Inc., a New Jersey corporation (filed herewith).


        (b) Reports on Form 8-K.
            None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AIRTRAX, INC.

Date: May 17, 2001            /s/
                               Peter Amico
                               President and
                               Principal Financial Officer

                                 Exhibit 10(iv)
                      AMENDED AGREEMENT AND PLAN OF MERGER



                                     AMENDED
                          AGREEMENT AND PLAN OF MERGER

     THIS AGREEMENT is effective this 5th day of November 1999, by and between MAS Acquisition IX Corp., an Indiana corporation, MAS Financial Corp, an Indiana corporation, MAS Capital Inc, an Indiana corporation, and AirTrax Inc., a New Jersey corporation.

                                   WITNESSETH:

     WHEREAS, reference is hereby made to that certain Agreement and Plan of Merger dated the 5th day of November 1999, by and between MAS Acquisition IX Corp., a Indiana corporation ("MAS") and Airtrax Corporation, a New Jersey corporation ("AITX") ("Merger Agreement"),

     WHEREAS, MAS Capital Inc. ("MAS Capital") is the majority shareholder of MAS as of the date of merger, and MAS Financial Corp. ("MAS Financial") is the wholly owned subsidiary of MAS Capital, Inc. and a party to the Merger Agreement,

     WHEREAS, a dispute existed between the parties and pursuant to that certain Release in favor of AirTrax, Inc. and related parties executed by MAS Acquisition IX Corp, MAS Financial Corp and Aaron Tsai dated January 30, 2001 ("Release") the parties did resolve the dispute,

     WHEREAS, as a result of the settlement of the dispute, the parties desire to amend and modify the Merger Agreement as set forth herein,

     NOW THEREFORE, in consideration of the mutual covenants, terms and conditions contained herein, the parties do hereby covenant, warrant and agree as follows:


     1. For purposes of this Agreement, defined terms herein shall have the meanings ascribed to in the Merger Agreement.

     2. Section 2.08 of the Merger Agreement is amended and modified in its entirety to read as follow;

     Section 2.08 EFFECT OF MERGER ON CAPITAL STOCK. At the Effective Time, by virtue of the Merger and without any action on the part of any holder of any capital stock of the MAS and AITX:

     (a). Conversion of MAS Shares. Each issued and outstanding MAS Share (other than any Dissenting Shares or shares held by AITX), whether or not certificates for such shares have been issued to such holder, shall be converted into 0.00674 of a share of duly authorized, validly issued, fully paid and non-assessable AITX Share ("Conversion Ratio"), provided that, the Conversion Ratio shall be subject to equitable adjustments in the event of any stock split, stock dividend, reverse stock split, or other change in the number of outstanding shares of MAS Shares, and provided further that.

     (b). Rights of Dissenters. Each Dissenting Share shall be converted into the right to receive payment from the Surviving Corporation with respect thereto in accordance with IBCL, and

     (c). AITX Owned Shares. Each MAS Share owned by AITX shall be canceled.

     (d). No Fractional Shares. Notwithstanding anything contained herein to the contrary, no certificates or scrip for fractional shares of AITX shall be issued in the merger and no AITX common stock dividend, stock split or interest shall relate to any fractional security, and such fractional interests shall not entitle the owner thereof to any other rights of a security holder of AITX In lieu of any such fractional shares, each MAS Shareholder who would otherwise have been entitled to a fractional share of AITX common stock will be entitled to receive such fraction multiplied by the price per share of Two Dollars and Fifty Cents ($2.50).

     (e). Cash Payment. In addition to (d) above, AITX shall not be required to issue AITX Shares to any MAS Shareholder for an amount less than (10) shares, and each such MAS Shareholder in lieu of receiving AITX Shares shall receive from AITX a cash value for such shares equal to Two Dollars and Fifty Cents ($2.50) per share.

     MAS Financial Corp will provide AITX with a copy of a shareholder list reflecting the shares of AITX to be issued to the MAS Shareholders in accordance with the above. AITX shall send cash or check payment directly to each MAS Shareholder within 30 days and will notify MAS Financial in writing confirming total amount sent to each shareholder.

     3. MAS Capital and MAS Financial hereby consent and agree to the amendments and modifications contained herein above. MAS Capital hereby accepts 55,582 shares of AITX as full and complete settlement of all of its claims it may have against AITX and its officers, directors and affiliated parties in connection with the Merger Agreement, as amended herein and the Consulting Agreement dated October 29, 1999 by and between AirTrax, Inc. and MAS Financial Corp.

     4. Except as provided herein, the terms and conditions of the Merger Agreement is binding and in full force and effect. This agreement supersedes all prior and contemporaneous agreements among the parties regarding the subject matter herein, except that the Release is binding and in full force and effect.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.

                           MAS Acquisition IX Corp.


                           By /s/ Aaron Tsai
                           -------------------------------------------
                           Aaron Tsai, President


                           MAS Financial Corp.

                           By /s/ Aaron Tsai
                           -------------------------------------------
                           Aaron Tsai, President


                           MAS Capital Inc.

                           By /s/ Aaron Tsai
                           -------------------------------------------
                           Aaron Tsai, President

                           AirTrax, Inc.


                           By /s/ Aaron Tsai
                           -------------------------------------------
                           Peter Amico, Chief Executive Officer