Form 10QSB
period 2001-06-30
AIRTRAX INC
filed 2001-08-10
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE Act of 1934 for the transition period from ___ to ___.

Commission file number: 0-25791

                                  AIRTRAX, INC.
                                  -------------
                 (Name of Small Business Issuer in its charter)

         New Jersey                                     22-3506376
         ---------------                                ----------------
         (State of                                      (I.R.S. Employer
          Incorporation)                                  I.D. Number)

                870B Central Avenue, Hammonton, New Jersey 08037
                ------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number 609-567-7800.

    1616 Pennsylvania Avenue, #122, Vineland, New Jersey 08361; 856-327-8112
    ------------------------------------------------------------------------
   (Former address and former telephone number, if changed from last report)


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

     The number of shares issued and outstanding of issuer's common stock, no par value, as of March 31, 2001 was 5,327,849.

             Transitional Small Business Issuer Format (Check One):
                                Yes:      No:  X

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.


                                      INDEX
                                                              Page
                                                              ----

Balance Sheets                                                  3

Statements of Income                                            4

Statements of Cash Flows                                        6

Notes to Financial Statements                                   7

Item 2. Management's Discussion and Analysis.                  16


PART II - OTHER INFORMATION


Item 1. Legal Proceedings.                                     18

Item 2. Changes in Securities.                                 18

Item 3. Defaults upon Senior Securities.                       18

Item 4. Submission of Matters to Vote of Securityholders.      18

Item 5. Other Information.                                     18

Item 6. Exhibits and Reports on Form 8-K.                      18

Signatures                                                     19

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                             June 30, 2001      December 31, 2000
                                                             --------------     ------------------
                                     ASSETS

Current Assets
         Cash                                                $      17,837      $        23,663
         Accounts receivable                                        12,955               34,382
         Inventory                                                 718,664              764,875
         Prepaid expenses                                            6,938                6,938
         Deferred tax asset                                         94,311               61,285
                                                             --------------     ------------------
                  Total current assets                             850,705              891,143

Fixed Assets
         Office furniture and equipment                             45,598               35,303
         Automotive equipment                                       16,915               16,915
         Shop equipment                                             20,660               20,660
         Casts and tooling                                          85,298               76,687
                                                             --------------     ------------------
                                                                   168,471              149,565
         Less, accumulated depreciation                             97,602               82,346
                                                             --------------     ------------------
                  Net fixed assets                                  70,869               67,219

Other Assets
         Patents - net                                              43,997               45,331
         Utility deposits                                               65                   65
                                                             --------------     ------------------
                  Total other assets                                44,062               45,396
                                                             --------------     ------------------
              TOTAL ASSETS                                   $     965,636      $     1,003,758
                                                             ==============     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             June 30, 2001      December 31, 2000
                                                             --------------     ------------------

Current Liabilities
         Accounts payable                                    $     677,161      $       763,210
         Accrued liabilities                                        26,517               35,630
         Stockholder note payable                                   24,714               23,314
         Contract deposit                                           50,000                    -
                                                             --------------     ------------------
                  Total current liabilities                        778,392              822,154

Stockholders' Equity
         Common stock - authorized, 10,000,000 shares without
            par value; 5,327,849issued and outstanding           2,748,117            2,408,549
         Preferred stock - authorized, 500,000 shares without
            par value; 275,000 issued and outstanding               12,950               12,950
         Deficit accumulated during the development stage       (2,366,871)          (2,032,943)
         Deficit prior to development stage                       (206,952)            (206,952)
                                                             --------------     ------------------
                  Total stockholders' equity                       187,244              181,604

              TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $     965,636      $     1,003,758
                                                             ==============     ==================

See accompanying notes and accountant's report.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS and DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
            For the Three Month Periods Ended June 30, 2001 and 2000


                                                                                    May 19, 1997
                                                                                    (Date of Inception)
                                                 2001                2000            to June 30, 2001
                                              --------------      ----------        --------------------
SALES                                         $      52,463       $   4,800         $       318,265

COST OF GOODS SOLD                                    1,222           3,795                  64,733
                                              --------------      ----------        --------------------
                  Gross Profit                       51,241           1,005                 253,532

OPERATING AND ADMINISTRATIVE EXPENSES               215,810         154,951               2,564,564
                                              --------------      ----------        --------------------
OPERATING LOSS                                     (164,569)       (153,946)             (2,311,032)
                                              --------------      ----------        --------------------
OTHER INCOME (EXPENSE)
         Interest expense                            (9,051)         (3,938)                (55,004)
         Other income                                   800               1                  13,186
                                              --------------      ----------        --------------------
NET LOSS BEFORE INCOME TAXES                       (172,820)       (157,883)             (2,352,850)
                                              --------------      ----------        --------------------
INCOME TAX BENEFIT (STATE):
         Current                                     15,617               -                  94,311
         Prior years                                      -               -                 122,288
                                              --------------      ----------        --------------------
                  Total Benefit                      15,617               -                 216,599
                                              --------------      ----------        --------------------
LOSS ACCUMULATED DURING
         DEVELOPMENT STAGE                    $    (157,203)      $(157,883)             (2,136,251)
                                              ==============      ==========
PREFERRED STOCK DIVIDENDS DURING
         DEVELOPMENT STAGE                                                                 (230,620)
                                                                                    --------------------
DEFICIT ACCUMULATED DURING DEVELOPMENT
         STAGE                                                                      $    (2,366,871)
                                                                                    ====================

NET LOSS PER SHARE - Basic and Diluted                $(.03)                                  $(.04)
                                                      ======                                  ======

See accompanying notes and accountant's report.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS and DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
             For the Six Month Periods Ended June 30, 2001 and 2000

                                                                                    May 19, 1997
                                                                                    (Date of
                                                                                     Inception)
                                                 2001                2000            to June 30, 2001
                                              --------------      ----------        --------------------
SALES                                         $      88,430       $  32,389         $        318,265

COST OF GOODS SOLD                                    1,222           9,694                   64,733
                                              --------------      ----------        --------------------
                  Gross Profit                       87,208          22,695                  253,532

OPERATING AND ADMINISTRATIVE EXPENSES               438,933         348,876                2,564,564
                                              --------------      ----------        --------------------
OPERATING LOSS                                     (351,725)       (326,181)              (2,311,032)

OTHER INCOME AND (EXPENSE)
         Interest expense                           (16,154)         (4,003)                 (55,004)
         Other income                                   925               2                   13,186
                                              --------------      ----------        --------------------
NET LOSS BEFORE INCOME TAXES                       (366,954)       (330,182)              (2,352,850)
                                              --------------      ----------        --------------------
INCOME TAX BENEFIT (STATE):
         Current                                     33,026               -                   94,311
         Prior years                                      -               -                  122,288
                                              --------------      ----------        --------------------
                  Total Benefit                      33,026               -                  216,599
                                              --------------      ----------        --------------------
LOSS ACCUMULATED DURING
         DEVELOPMENT STAGE                    $    (333,928)      $(330,162)              (2,136,251)
                                              ==============      ==========
PREFERRED STOCK DIVIDENDS DURING
         DEVELOPMENT STAGE                                                                  (230,620)
                                                                                    --------------------
DEFICIT ACCUMULATED DURING DEVELOPMENT
         STAGE                                                                      $     (2,366,871)
                                                                                    ====================
NET LOSS PER SHARE - Basic and Diluted                $(.07)          $(.08)
                                                      ======          ======

See accompanying notes and accountant's report.

                                 AIRTRAX, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the Six Month Periods ended June 30, 2001 and 2000

                                                                                                   May 19, 1997
                                                                                                   (Date of
                                                                                                   Inception)
                                                                2001                2000           to June 30, 2001
                                                             --------------      ----------        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                     $    (333,928)      $(330,182)        $      (2,136,251)
Adjustments to reconcile net income to net cash
   consumed by operating activities:
         Depreciation and amortization                              16,590          17,024                   121,212
         Value of common stock issued for services                  18,767          41,956                    99,569
         Accrual of deferred tax benefit                           (33,026)                                  (94,311)
         Changes in current assets and liabilities:
             (Decrease) increase in accounts payable and
                 accrued liabilities                               (95,162)        261,279                   703,678
             Decrease (Increase) in prepaid expense                      -               -                    (7,003)
             Decrease (increase) in accounts receivable             21,428          69,893                   (12,955)
              Decrease (increase) in inventory                      46,211        (276,184)                 (718,664)
                                                             --------------      ----------        --------------------
                Net Cash Consumed By
                       Operating Activities                       (359,120)       (216,214)               (2,044,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                          (18,907)         (1,449)                 (168,471)
Additions to patent cost                                                 -         (20,886)                  (67,607)
                                                             --------------      ----------        --------------------
                Net Cash Consumed By
                        Investing Activities                       (18,907)        (22,335)                 (236,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of common stock sales                                 320,801         164,763                 2,264,479
Proceeds of borrowing                                                    -          48,810                    12,950
Proceeds of stockholder loans                                        1,400               -                    24,714
Receipt of contract deposit                                         50,000               -                    50,000
Preferred stock dividends paid in cash                                   -               -                   (53,503)
                                                             --------------      ----------        --------------------
                Net Cash Provided By
                      Financing Activities                         372,201         213,573                 2,298,640
                                                             --------------      ----------        --------------------
                Net Increase (Decrease) In Cash                     (5,826)        (24,976)                   17,837
         Balance at beginning of period                             23,663          48,652                         -
                                                             --------------      ----------        --------------------
         Balance at end of period                            $      17,837       $  23,676         $          17,837
                                                             ==============      ==========        ====================

See accompanying notes and accountant's report.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001



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

Business

     The Company has designed a forklift vehicle using omni-directional technology obtained under a contract with the United States Navy Surface Warfare Center in Panama City, Florida. The right to exploit this technology grew out of a Cooperative Research and Development Agreement with the Navy. Significant resources have been devoted during the past two years to the construction of a prototype of this omni-directional forklift vehicle. It is expected to be in full commercial production during the fourth quarter of 2001. At that time, it will be offered to industrial users.

     The Company has also developed a traditional helicopter ground handling machine which has been marketed by the Company on a limited basis.

Development Stage Accounting

     The Company is a development stage company, as defined in Financial Accounting Standards (FAS) Statement No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to June 30, 2001, the Company has been in the development stage and all its efforts have been devoted to the development of a forklift vehicle with omni-directional technology that is suitable for market. Only small amounts of revenue have been realized through June 30, 2001.

Basis of Presentation

     The Company has incurred losses from inception to June 30, 2001 of $2,136,252. Activities have been financed primarily through private placements of equity securities. The Company may need to raise additional capital through the issuance of debt or equity securities to fund its operations.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001


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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001


1.       continued

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values at June 30, 2001.

Advertising Costs

     The Company expenses advertising costs when the advertisement occurs. Advertising costs amounted to $8,274 in the second quarter of 2001. These costs were $18,201 in the first six months of 2001 and $16,175 in the comparable 2000 period.

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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001


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

     During the year 2000, a total of 129,999 shares were issued to the President and Vice President of the Company pursuant to their respective employment agreements, yielding a total of $60,851. Three non-employee directors each received 5,000 shares of common stock during 2000 upon exercise of their director options yielding a total of $7,500. During the six months ended June 30, 2001, one director received 5,000 shares of common stock upon exercise of director options, yielding $2,500. In addition, the majority stockholder purchased 33,334 shares for $50,001 during the 2000 period. The majority shareholder corporation made loans to the Company during 1999 and 2000. The related notes accrued interest at 12%, which totaled $5,519 for the year 2000 and $1,400 for the six months ended June 30, 2001. The unpaid balance of principal and interest was $24,714 at June 30, 2001, and was due on demand.

     During 2000, a board member received 5,539 shares of common stock in exchange for professional services rendered to the Company valued at $9,000, and an affiliate of a board member received 2,097 shares of common stock in exchange for professional services rendered to the Company valued at $6,208. During the six months ended June 30, 2001, an affiliate of a board member received 2,657 shares of common stock, valued at $3,985, in exchange for professional services.

     Since June 1999, the Company has made its headquarters in premises owned by the Company president, which to date has been rent free.

3.       PRIVATE PLACEMENT OFFERINGS

     The Company conducted private placement offerings during 2000 and the first half of 2001. These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. A total of 330,719 shares of common stock was sold under the offerings during 2000 and 212,199 shares during the first half of 2001, resulting in net proceeds of $430,858 and $318,301, respectively.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001



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


     Dividends of $68,750 accrued on this issue of preferred stock during the year 2000; an additional $34,375 accrued during the first half of 2001. During 2000, the holder received dividends in the form of 95,558 shares of common stock, which were valued at $56,751. At June 30, 2001, $46,374 of dividends remains unpaid.

     The characteristics of the remaining 225,000 preferred shares authorized have not been specified.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001


5.       LOSS PER SHARE

     Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period.

                                           Six Months  Ended June 30, 2001
                                           -------------------------------------


                                                         Weighted
                                           Income      Average Shares  Per Share
                                           (Loss)      Outstanding     Amount
                                           -------------------------------------
Net loss                                   $(333,928)
Adjustment for preferred stock dividends     (34,375)
                                           ----------

Loss allocable to common shareholders -
         Basic and Diluted                 $(368,303)     5,243,331    $  (.07)
                                           ==========     =========    =========

                                           Three Months  Ended June 30, 2001
                                           -------------------------------------

Net loss                                   $(157,203)
Adjustment for preferred stock dividends     (17,188)
                                           ----------

Loss allocable to common shareholders -
         Basic and Diluted                 $(174,391)     5,315,137    $  (.03)
                                           ==========     =========    =========

                                           Six Months  Ended June 30, 2000
                                           -------------------------------------

Net loss                                   $(330,182)
Adjustment for preferred stock dividends     (34,375)
                                           ----------

Loss allocable to common shareholders -
         Basic and Diluted                 $(364,557)     4,618,160    $  (.08)
                                           ==========     =========    =========

                                           Three Months  Ended June 30, 2000
                                           -------------------------------------

Net loss                                   $(157,883)
Adjustment for preferred stock dividends     (17,188)
                                           ----------
Loss allocable to common shareholders -
         Basic and Diluted                 $(175,071)     4,673,771    $  (.04)
                                           ==========     =========    =========

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001



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

     Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. At June 30, 2001, the Company has recorded deferred tax assets as follows:

                                  Current     Non-current     Total
                                  ------------------------------------
        Deferred Tax Assets       $207,847    $623,616        $831,463
        Valuation Allowance        113,536     623,616         737,152
                                  ------------------------------------
        Balance Recognized        $ 94,311    $      -        $ 94,311
                                  ====================================
     The entire balance of the valuation allowance relates to Federal taxes. Since state tax benefits for years prior to 2000 were realized during the year 2000, no reserve is deemed necessary for the benefit of state tax losses of 2000 or 2001.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001



7.       RENTALS UNDER OPERATING LEASES

     Office equipment is leased under an operating lease that expires in June 2003. The following is a schedule of future minimum rental payments required under the operating lease:

                           Year Ending
                           December 31,         Amount
                           -----------------------------
                           2001(Remainder)      $  3,429
                           2002                    6,857
                           2003                    2,857
                                                --------
                                                 $13,143
                                                ========

     During the second quarter of 2001, the Company entered a month-to-month lease of warehouse space in New Jersey. A total of $10,500 was incurred for rent expense during the six months ended June 30, 2001. Rent expense amounted to $2,856 in the 2000 period.


8.       SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

     Cash paid for interest and income taxes is presented below:

                Six Months Ended June 30,           Three Months Ended June 30,
                2001             2000               2001               2000

Interest        $  -             $1,142                -               $1,077
Income taxes       -                200                -                    -


     There were no noncash investing activities during the 2001 period or the 2000 period. The following noncash financing activity occurred:

     a. Shares of common stock were issued for services during both years. These totaled 19,669 shares during the six months ended June 30, 2000 and 12,757 shares during the six months ended June 30, 2001.

     b. Common stock totaling 57,272 shares was issued to satisfy the Company obligation under a merger agreement (see Note 9).

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001



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

     In May 2001, the Company entered into a Memorandum of Understanding ("MOU") with Management Assistance & Concepts Corporation ("MACC"). Under the provisions of the MOU, MACC would establish a facility in West Virginia to assemble up to 70% of Company forklift requirements for the United States. MACC would also be required to purchase existing Company inventory of approximately $700,000, and to purchase $1,300,000 of common stock. The number of shares to be issued would be between 371,428 and 433,332, depending on the market value of Company stock during a six month period following issuance. The parties are presently negotiating a definitive agreement. In addition, MACC paid the Company $50,000 as a deposit under the MOU. The deposit is non refundable. If an agreement can not be reached for reasons outside of the control of AirTrax, the deposit will be converted to common stock at a price of $3.50 per share.

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

Results of Operations
---------------------

     Six Months  Ended June 30,  2001  compared  with Six Months  Ended June 30,
2000.

     For the period ended June 30, 2001 and comparable period in 2000, the Company was a development stage company and the Company has not engaged in full scale operations for these periods. The limited revenues for the periods have been derived from sales of a non omni-directional product, and from contracts with the United States Navy that relate to the research and potential application of omni-directional products for military use. The period-to-period results presented and discussed below are not necessarily meaningful comparisons due to the Company's development stage status, and are not indicative of future results.

     Revenues for the six months ended June 30, 2001 were $52,463 compared with $4,800 in revenues for the same period in 2000. Revenues for the 2001 period consisted principally of contract revenues from the United States Navy.

     Cost of sales  for the  2001  and 2000  periods  were  $1,222  and  $3,795,
respectively,   representing   parts  and   manufacturing   costs  for  the  non
omni-directional product.

     General and administrative expenses which includes administrative salaries and overhead for the six month period in 2001 totaled $438,933 compared with $348,876 for the same period in 2000. The increase of $90,057 for the 2001 period is principally due to marketing and promotional expenses that occurred in the second quarter of 2001 and increases in prototype development costs of the omni-directional wheel that occurred during the six month period. Net loss for the six month period in 2001 applicable to common shareholders was $333,928 or $0.07 per common share, compared with a net loss applicable to common shareholders of $330,162 or $0.08 per common share for the prior period.

Liquidity and Capital Resources
-------------------------------

     Since its inception, the Company has financed its operations through the private placement of its common stock. During 2000, the Company raised $430,858 net of offering costs from the private placement of 330,719 shares of its common stock. During the first quarter of 2001, the Company raised $318,301 net of offering costs from the private placement of 212,199 shares of its common stock.

     As of June 30, 2001, the Company's working capital was $72,310.

     The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory and product production in anticipation of the rollout of its omni-directional forklift, which is projected to occur during 2001. The Company intends to fund its operations through the issuance of equity and/or debt securities. Presently, the Company is seeking capital from one or more funding sources; however, at this time formal arrangements have been finalized.

     In this regard, in May 2001, the Company entered into a Memorandum of Understanding ("MOU") with Management Assistance & Concepts Corporation ("MACC"). The MOU provides that MACC will establish a facility in West Virginia to assemble up to 70% of the Company's forklifts for the territory of the United States. MACC also is required to purchase existing inventory of the Company with an approximate value of $700,000, and to purchase 371,428 shares of common stock for a total of $1,300,000 at prices ranging from $1.50 to $4.67 per share. In addition, MACC paid the Company $50,000 as deposit under the MOU. The deposit is a non refundable deposit if a mutually acceptable agreement can not be reached within an agreed period of time, provided that, if an agreement can not be reached for reasons within AirTrax's control, the amount is converted to common stock of the Company at $3.50 per share. The MOU is subject to the execution of a definitive agreement. Presently, the parties are negotiating a definitive agreement, however, as of the date of this report, such an agreement has not been executed.

     No assurances can be given that the Company will negotiate a definitive agreement with MACC or will be otherwise successful in obtaining sufficient capital to fund the initiation of its production activities. If the Company is unable to obtain sufficient funds in the near future, such event will delay the projected rollout of its product and likely will have a material adverse impact on the Company and its business prospects (See disclosure relating to cautionary statements in the Company's Annual Report on Form 10-KSB for the period ending December 31, 2000).

     Total assets, net of accumulated depreciation, totaled $965,636 on June 30, 2001. Total assets, net of accumulated depreciation, totaled $1,003,758 on December 31, 2000.



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

        None.

        (b). Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  AIRTRAX, INC.

Date: August 9, 2001                              /s/Peter Amico
                                                  ------------------------------
                                                     Peter Amico
                                                     President and
                                                     Principal Financial Officer