Form 10QSB
period 2001-09-30
AIRTRAX INC
filed 2001-11-21
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended September 30, 2001.

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

(1). Yes: X  No:

(2). Yes: X  No:

The number of shares issued and outstanding of issuer's common stock, no par value, as of September 30, 2001 was 5,348,849.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

INDEX

        Page

Balance Sheets

         3

Statements of Operations and Deficit–Three months ended

September 30, 200 and 2001                                                                                   4

Statements of Operations and Deficit–Nine months ended

September 30, 200 and 2001                                                                                   5

Statements of Changes in Stockholder's Equity

                                 6

Statements of Cash Flows

                     7

Notes to Financial Statements

                                 8

Item 2. Management's Discussion and Analysis.                                                     9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                                                     11

Item 2. Changes in Securities.                                                                                11

Item 3. Defaults upon Senior Securities.                                                                11

Item 4. Submission of Matters to Vote of Securityholders.                                   11

Item 5. Other Information.                                                                                      11

Item 6. Exhibits and Reports on Form 8-K.                                                            11

Signatures                                                                                                                11

#

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

AIRTRAX, INC.

(A Development Stage Company)

BALANCE SHEETS

            September 30, 2001               December 31, 2000

ASSETS

Current Assets

Cash

$         3,235

$        23,663

Accounts receivable

         17,595

          34,382

Miscellaneous receivable

         73,359

              -

Inventory

       740,420

        764,875

Prepaid expenses

           6,938

            6,938

Deferred tax asset

         25,868

          61,285

Total current assets

       867,415

        891,143

Fixed Assets

Office furniture and equipment

         45,598

          35,303

Automotive equipment

         16,915

          16,915

Shop equipment

         20,660

          20,660

Casts and tooling

         90,698

          76,687

       173,871

        149,565

Less, accumulated depreciation

       104,352

          82,346

Net fixed assets

         69,519

          67,219

Other Assets

Patents – net

         42,452

         45,331

Utility deposits

                65

                65

Total other assets

         42,517

         45,396

     TOTAL ASSETS

$     979,451

$  1,003,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable

$     740,497

$     763,210

Accrued liabilities

         49,489

         35,630

Stockholder note payable

         25,414

         23,314

Total current liabilities

       815,400

       822,154

Stockholders’ Equity

Common stock – authorized, 10,000,000 shares without

   par value; 5,348,849 and 5,040,621, respectively,

 issued and outstanding

    2,774,617

    2,408,549

Preferred stock – authorized, 500,000 shares without

   par value; 275,000 issued and outstanding

         12,950

         12,950

Deficit accumulated during the development stage

   (2,416,564)

   (2,032,943)

Deficit prior to development stage

      (206,952)

      (206,952)

Total stockholders’ equity

       164,051

       181,604

     TOTAL LIABILITIES AND

          STOCKHOLDER’S EQUITY

$     979,451

$  1,003,758

These statements should be read in conjunction with the year end financial statements.

AIRTRAX,  INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Three Month Periods Ended September 30, 2001 and 2000

                  May 19, 1997

               (Date of Inception)

                      2001                   2000

            to September 30, 2001

SALES

$      41,479

$      25,701

      $     430,694

COST OF GOODS SOLD

          5,030

          6,677

             140,713

Gross Profit

        36,449

        19,024

             289,981

OPERATING AND ADMINISTRATIVE EXPENSES

      134,217

      119,969

          2,698,781

OPERATING LOSS

      (97,768)

    (100,945)

        (2,408,800)

OTHER INCOME (EXPENSE)

Interest expense

        (6,841)

     (10,610)

             (61,845)

Other income

       50,000

             24

              63,186

NET LOSS BEFORE INCOME TAXES

    (54,609)

   (111,531)

       (2,407,459)

INCOME TAX BENEFIT (STATE):

Current

         4,916

      10,038

             99,227

Prior years

           -

          -

           122,288

Total Benefit

         4,916

      10,038                       221,515

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

$   (49,693)           $(101,493)

      (2,185,944)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

         (230,620)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

    $(2,416,564)

NET LOSS PER SHARE – Basic and Diluted

    $(.01)

     $(.02)

Supplemental Disclosure of Cash Flows Information:

Cash paid for interest was $6,141 and 10,610, respectively, during the 2001 and 2000 periods.  There was no cash paid for income taxes during either of the three month periods.

These statements should be read in conjunction with the year end financial statement.

AIRTRAX,  INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Nine Month Periods Ended September 30, 2001 and 2000

   May 19, 1997

(Date of Inception)

                      2001                   2000

            to September 30, 2001

SALES

$    129,909

$      58,090

      $     430,694

COST OF GOODS SOLD

          6,253

        16,371

             140,713

Gross Profit

      123,656

        41,719

             289,981

OPERATING AND ADMINISTRATIVE EXPENSES

      573,149

      468,845

          2,698,781

OPERATING LOSS

    (449,493)

    (427,126)

        (2,408,800)

OTHER INCOME (EXPENSE)

Interest expense

     (22,995)

     (14,613)

             (61,845)

Other income

      50,925

             26

              63,186

NET LOSS BEFORE INCOME TAXES

  (421,563)

   (441,713)

       (2,407,459)

INCOME TAX BENEFIT (STATE):

Current

     37,942

      39,754

             99,227

Prior years

         -

          -

           122,288

Total Benefit

     37,942

      39,754                       221,515

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

$(383,621)            $(401,959)

      (2,185,944)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

        (230,620)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

    $(2,416,564)

NET LOSS PER SHARE – Basic and Diluted

    $(.08)

     $(.10)

Supplemental Disclosure of Cash Flows information:

Cash paid for interest was $20,895 and 14,613, respectively, during the 2001 and 2000 periods.  Cash paid for income taxes was $300 and $200, respectively.

These statements should be read in conjunction with the year end financial statements.

AIRTRAX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Month Period Ended September 30, 2001

          COMMON

       PREFERRED

     DEFICIT ACCUMULATED

       DEFICIT PRIOR

            STOCK

           STOCK

                     DURING

                 TO

   Shares

    Amount

 Shares

Amount

        DEVELOPMENT STAGE

DEVELOPMENT STAGE         TOTAL

Balance, December 31, 2000

5,040,621

$2,408,549

275,000

$12,950

     $(2,032,943)

          $(206,952)

                   $   181,604

Private placement sales of stock

   228,199

     342,301

         342,301

Shares issued for services

     12,757

       18,767

          18,767

Shares issued upon the

    exercise of options

     10,000

         5,000

            5,000

Stock issued for MAS merger

     57,272

           -

             -

Net loss for the period

          (383,621)

      (383,621)

Balance, September 30, 2001

5,348,849

$2,774,617

275,000

$12,950

     $(2,416,564)

          $(206,952)

                   $ 164,051

These statements should be read in conjunction with the year end financial statements.

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Month Periods ended September 30, 2001 and 2000

 May 19, 1997

          (Date of Inception)

      2001

     2000       to September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss

$(383,621)

$(401,959)

 $(2,185,944)

Adjustments to reconcile net loss to net cash

   consumed by operating activities:

Depreciation and amortization

     24,885

      25,536

        129,507

Value of common stock issued for services

     18,767

      41,956

          99,569

Accrual of deferred tax benefit

    (37,942)

     (39,754)

         (99,227)

Changes in current assets and liabilities:

    (Decrease) increase in accounts payable and

        accrued liabilities

      (8,854)

    251,507                  789,986

 Decrease (Increase) in prepaid expense

         -

         -

           (7,003)

 Decrease (increase) in accounts receivable          16,787

      61,281

         (17,596)

     Decrease (increase) in inventory

     24,455             (297,128)

       (740,420)

Net Cash Consumed By

     Operating Activities

  (345,523)

  (358,561)

   (2,031,128)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of equipment

    (24,306)

      (5,749)

     (173,870)

Additions to patent cost

         -

    (25,346)               (67,607)

Net Cash Consumed By

      Investing Activities

    (24,306)

    (31,095)

     (241,477)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds of common stock sales

   347,301

    370,243

   2,290,979

Proceeds (repayment) of borrowing

         -

      (4,315)

        12,950

Proceeds of stockholder loans

       2,100                    -

        25,414

Preferred stock dividends paid in cash

         -

          -

       (53,503)

Net Cash Provided By

Financing Activities

   349,401              365,928

   2,275,840

Net Increase (Decrease) In Cash

    (20,428)

    (23,728)

          3,235

Balance at beginning of period

     23,663

     48,652

            -

Balance at end of period

$     3,235

$   24,924

$        3,235

These statements should be read in conjunction with the year end financial statements.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. (the “Company”) as of September 30, 2001 and for the three month and nine month periods ended September 30, 2001 and 2000, respectively, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarters and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2001.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis.

The following discusses the financial results and position of the accounts of the Company for the periods indicated.

Forward Looking Statements.

Forward Looking Statements

Certain of the statements contained in this Quarterly Report on Form 10-QSB include "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for the period ending December 31, 2000 (“Form 10-KSB”) for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include the need for additional capital, lack of commercial product, lack of determined product prices and impact on profit margins, and limited operating history, among other factors. Readers are urged to refer to the section entitled “Cautionary Statements” in the Company’s Form 10-KSB for a broader discussion of such risks and uncertainties.

Results of Operations.

--------------------------

Nine Months Ended September 30, 2001 compared with Nine Months Ended September 30, 2000.

For the period ended September 30, 2001 and comparable period in 2000, the Company was a development stage company and the Company has not engaged in full-scale operations for these periods. The limited revenues for the periods have been derived from sales of a non omni-directional product, and from contracts with the United States Navy that relate to the research and potential application of omni-directional products for military use, and to a lesser extent the sale of omni-directional equipment to defense contractors. The period-to-period results presented and discussed below are not necessarily meaningful comparisons due to the Company’s development stage status, and are not indicative of future results.

Revenues for the nine months ended September 30, 2001six Juwere $129,909 compared with $58,090 in revenues for the same period in 2000. Revenues for the 2001 period consisted principally of contract revenues from the United States Navy. Of the total revenues for 2000, $18,000 were contract revenues with the United State Navy, $11,000 were omni-directional related from a defense contractor, and the balance were sales of a non omni-directional product.

Cost of goods sold for the 2001 and 2000 periods were $6,253 and $16,731, respectively, representing principally parts and manufacturing costs for the non omni-directional product.$280,050 which

General and administrative expenses which includes administrative salaries and overhead for thesix nine month periodJune in 2001 totaled $573,149 compared with $468,845 for the same period in 2000. The increase$340,220 of...

** Conversion terminated at this point (TRIAL version of software). For full functionality, click on "Purchase Now" in the installed product. Thank you.