Form 10KSB
period 2001-12-31
AIRTRAX INC
filed 2002-04-15
CIK 1081372

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___ to ____.

Commission file number: 0-25791

                               AIRTRAX, INC.

                           ----------------------

                 (Name of Small Business Issuer in its charter)

New Jersey                                               22-3506376

-----------------                                   -------------------

(State of Incorporation)                            (I.R.S. Employer I.D.

Number)

870B Central Avenue, Hammonton, New Jersey                      08037

---------------------------------------------------------------------

     (Address of principal executive offices)               (Zip Code)

Issuer's telephone number 609-567-7800.

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

As of March 31, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates as approximately $7,608,090. This calculation is based upon the average bid price of $2.50 and asked price of $2.65 of the common stock on March 31, 2001.

The number of shares issued and outstanding of issuer's common stock,

no par value, as of December 31, 2001 was 5,373,803.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Description of Business.

INTRODUCTION.

AirTrax, Inc.  ("AirTrax" or "Company") was incorporated in the State of New Jersey on April 17, 1997. On May 19, 1997, the Company entered into a merger agreement with a predecessor company that was incorporated on May 10, 1995. The Company was the surviving company in the merger.

Effective November 5, 1999, the Company merged with MAS Acquisition IX Corp (“MAS”), and was the surviving company in the merger. Pursuant to the Agreement and Plan of Merger, as amended, each share of common stock of MAS was converted to 0.00674 shares of AirTrax. After giving effect to fractional and other reductions, MAS shareholders received 57,280 shares of AirTrax as a result of the merger.

As used in this Form 10-KSB, the terms  "Company" or  "AirTrax" refers to AirTrax, Inc. and companies previously acquired.

AirTrax is a development stage company that has developed an omni-directional wheel technology intended to be used for various commercial applications.

The Company's maintains its administrative office at 870B Central Avenue, Hammonton, New Jersey 08037, its telephone number is (609) 567-7800, and its web-site is www.airtrax.com.

THE COMPANY.

OMNI-DIRECTIONAL TECHNOLOGY.

Prior History.

------------

Omni directional vehicle technology has been the subject of research and development by universities, the Department of Defense, and industry for over 25 years. A Swedish inventor patented an early stage omni-directional wheel. Thereafter, the technology was purchased by the United States Navy and was advanced at the Naval Surface Warfare Center. The US Navy held the patent until its expiration in 1990. In 1996, the Navy transferred this technology to the Company for commercialization through a Cooperative Research and Development Agreement (CRADA).

Technology Description.

----------------------

Since the technology transfer under the CRADA agreement, the Company has examined and redesigned many aspects of the system for use in various applications including forklifts and other material handling equipment. In this regard, the Company refined control software and hardware, and tested a variety of drive component features on its pilot omni directional forklift trucks and scissors-lifts. Extensive demonstrations of prototype vehicles for commercial and military users in combination with market research enabled the Company to direct its initial development efforts towards the material handling products, offering the best probability for successful market entry.

Management designed other aspects of its machine to complement the unique functionality of its omni-directional technology. In so doing, the Company achieved a virtually maintenance free unit which allows the operator free and unrestricted movement during operation. Each motor is AC powered eliminating brushes and commutators of conventional DC powered motors. The motors also are lubricated for life eliminating the need for grease jobs and fittings. The transmission uses a synthetic lubricant which is sealed for life. The joystick controls all vehicle movement, therefore conventional drive trains, steering racks, hydraulic valve levers, and foot petals for braking and acceleration are all non-existent.

On a four-wheel omni-directional vehicle employing the Company's technology, each wheel has a separate electric or hydraulic motor, and the unit is capable of traveling in any direction. The motion of the vehicle is controlled by coordinating all four wheels through a microprocessor that receives input from an operator-controlled joystick. As stated above, the joystick controls all vehicle movement (starting, steering, and stopping). The framework of the Company's omni-directional forklift consists primarily of a steel frame mobilized with four omni-directional wheels. The electric or hydraulic motor for each wheel turns its own wheel hub. Each wheel hub is encircled with multiple tapered rollers that are offset 45 degrees. The tapered rollers, covered with polyurethane, are extremely durable. By independently controlling the rotation of each wheel, the vehicle has the capability of traveling in any direction. The technology allows the vehicle to move forward, laterally, diagonally, or completely rotate within its own footprint, thereby allowing it to move into confined spaces without difficulty. The navigational options of an omni-directional vehicle are virtually limitless. The omni-directional wheel can be manufactured in almost any size depending upon the application. For instance, management believes the wheel can be used on miniature vehicles or massive load-carrying vehicles.

Presently, the Company has incorporated omni-directional technology into four pilot forklifts and one scissors lift.

EXISTING AND PROPOSED PRODUCTS.

ATX Series Omni-Directional Forklift.

------------------------------------

The Company anticipates that its omni-directional forklift will be available in the ATX and ATX-E series with rated lift capacities ranging from 3000 through 6000 pound, in increments of 1000 pounds.

ATX Series.   The ATX series is the standard version featuring the revolutionary omni-directional technology. As described above, conventional steering racks and foot petals are non-existent allowing impediment free ingress and egress. This forklift will deliver unequaled maneuverability providing significantly improved operating efficiencies in the materials handling industry. This model is expected to retail at prices higher than comparably sized standard forklifts.

ATX-E Series.   This series will include the omni-directional technology, and will have a feature that permits the upper section of the forklift to extend and retract very similar to a “reach” forklift. The extend/retract feature effectively reduces the overall dimension of the machine while carrying a load to approximately 84 inches enabling it to traverse an eight-foot aisle sideways. At this time, the Company has initiated but not completed the engineering design and analysis of the ATX-E Series.

The Company expects the retail price of the ATX series forklift (3000 pound capacity rated) to range between $35,900 to $37,900 per unit. The retail price of a similar rated, standard (non-omni-directional) forklift ranges from $18,000 to $27,500 per unit. The ATX-E Series is expected to retail approximately $5,000 more than the ATX-Series.

Omni-directional Wheelchair.

---------------------------

The Company has conducted a preliminary design of an omni-directional wheel for wheelchair applications. It will require additional funds to complete a structural and ergonomic design of a proto-type wheelchair, as well as to construct the proto-type for further evaluation and testing. Although management recognizes the potential utilitarian benefit of an omni-directional wheelchair, as well as the significant market potential, the Company cannot predict when it will be able to successfully develop and omni-directional wheelchair.

Military Products.

-----------------

During 1999, the Company was awarded a Phase I research contract under the Department of Defense's Small Business Innovation Research program (SBIR) to develop an omni-directional Multiple Purpose Mobility Platform (MP2). Under the Phase I base contract, the Company studied the application of the omni-directional technology for military use and was supervised by the Naval Air Warfare Center Aircraft Division in Lakehurst, New Jersey. The contemplated use includes the installation of jet engines on military aircraft and the transportation of munitions and other military goods. The Company completed the Phase I base contract in 1999 and was subsequently awarded a Phase I option from NAWC to further define the uses of the MP2. In July 2000, the Company was awarded a Phase II research contract under the SBIR program. Under the Phase II contract, the Company will further study the feasibility of the MP2 for military purposes, and will culminate with the construction of one or more proto-type devices. This contract (with the option) will not exceed 42 months with contract revenues ranging from $750,000 to $1 million. Following the Phase II contract, the Company will seek a Phase III Indefinite Delivery, Indefinite Quantity (IDIQ) contract which will enable any branch of the US military to purchase product or services from the Company with a limit of $25 million over a 5 year period. The Company has been advised by the US Navy that a non-SBIR sponsor (within a segment of the US Navy) for the MP2 program must be identified before a Phase II option is exercised and a Phase III IDIQ contract is awarded.  Although management believes the underlying omni-directional technology for the proposed MP2 has significant potential for both commercial and military applications, the Company cannot predict whether any appreciable sales beyond the Phase II contract will result from the SBIR program.

In February 2002, the Company announced that a team consisting of General Dynamics Armament Systems of Burlington, Vermont, and the Company along with several other contractors has been selected for a contract award under a Broad Agency Announcement (BAA) issued by the U.S. Office of Naval Research Future Naval Capabilities in late 2001. The BAA relates to a semi-autonomous omni-directional, material-handling robot that can move cargo from the topside of a Navy vessel to spaces within the ship with minimum human oversight. The Company’s omni-directional vehicle technology is a fundamental building block of this system. The contract recently has been formally awarded to General Dynamics, and the Company expects to receive the subcontract from General Dynamics during April 2002. The contract will consist of a base and option periods of approximately 12 months each. The Company estimates the prime contract to be approximately $3.3 million, consisting of base award of approximately $300,000, with the balance to be awarded at the option of the Navy. The Company expects to receive approximately $755,000 of the total contract, of which $55,000 is allocable to the base period with the balance allocable to the option period.

Other Products.

---------------

Since 1995, the Company and its predecessor have manufactured and sold a helicopter ground-handling device. Sales to date have been limited, and management believes that future sales will be insignificant. Although it has a patent on an omni-directional ground-handling device, the Company does not expect to develop this product at this time.

During 2000, the Company completed a feasibility study for a hybrid power supply module for forklifts and other battery powered mobility machines. It is designed to replace a standard battery enabling operation on either gas or battery power. The module will consist of a generator coupled to a specially designed battery with micro-processor controls. Its unique hybrid feature will enable a forklift to be powered indoors by battery without noise or exhaust pollution, and by gas in non-pollution sensitive areas. The battery is designed to re-charge during fossil fuel use thereby eliminating re-charging downtime customarily experienced by battery-powered forklifts. The Company has filed a patent application for the unique features of the hybrid power module. The further development of this product will be subject to available funds to complete an engineering design of module, consequently, the Company cannot predict whether it will be able to successfully develop this product.

CURRENT OPERATIONS.

Since 1995, substantially all of the Company's resources and operations have directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of its components, including the unique shaped wheels, motors, and frames, have been specially designed by the Company and specially manufactured. Three pilot models of the commercial omni-directional forklift are currently operational. Additional testing and minor component refinement will be required prior to commercial production and sale. Testing by Underwriters Laboratory (UL), and by the Company to meet the stability standards of the American National Standards Institute (ANSI B56) also will be required. The Company anticipates that required testing will occur immediately after the establishment of commercial production, as UL testing must be performed on vehicles manufactured at the final assembly facility. However, the establishment of production and commercial sale of its ATX series forklift will be contingent upon the receipt of funds for working capital as described in Item 6. Management's Discussion and Analysis or Plan of Operation. Although management does not anticipate any material functionality defects during the final test period, the results of additional testing and component refinement may delay the initiation of product sales. Initial sales of the ATX series will be limited to 3,000 pound capacity rated models. Delivery of initial orders is anticipated to occur within 12 to 16 weeks from placement.

MANUFACTURING AND SUPPLIERS.

As of this date, the Company has not entered into a formal agreement for assembly and initial rollout of its forklift. In January 2002, the Company announced that it had reached an agreement in principle with an assembler located in New Brunswick, Canada. More recently, the Company and the assembler were unable to reach a mutually acceptable formal agreement, and the parties have terminated discussions regarding assembly of the vehicle, however discussions continue for parts fabrication and supply. Prior to this proposed arrangement, during 2001, the Company reported that it was unable to conclude its previously announced arrangement with Management Assistance & Concepts Corporation (“MACC”). As a result of MACC’s inability to meet the terms of the agreement, the Company retained a non-refundable deposit from MACC in the amount of $50,000.

The Company has identified a number of potential contractors to provide the necessary assembly capabilities. However, in order for it to commence operations, the Company will need working capital for start-up costs, parts inventory, and other operational costs. The Company continues to seek sources of capital necessary to fund these costs (See “Item 6. Management’s Discussions and Analysis or Plan of Operation”).

Components for the Company's forklifts consist of over the counter products and proprietary products that have been specially designed and manufactured by various suppliers in collaboration with the Company. The Company believes that continual refinements of certain components will occur during the first six months of initial production in response to user feedback. The Company will strive to improve product functionality which may require additional refinements in the future. The need for additional refinements on a continuing basis may slow projected product sales.

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

MARKETING.

The Company has begun establishing a dealer network nationally and internationally for its forklift product line. Each dealer is an existing equipment distributor who will be granted a designated territory. In addition, each dealer will be required to purchase a number of forklifts commensurate with the size of its territory. In March 2001, the Company hired a director of dealer sales to establish a national dealer network. The Company initiated dealer solicitation during the second quarter of 2001. Further dealer solicitation will occur upon the commencement of a commercial production schedule. In addition, the Company plans to increase user awareness through direct mailings, television advertising, and trade shows.

MARKETS

Forklifts.

---------

The Company's initial market focus will be directed to the forklift market. The Company believes the commercial version of the omni-directional forklift will revolutionize the materials handling and warehousing industries creating potential markets globally. Industry data indicates that during 1998 approximately 174,000 and 550,000 units were sold in the United States and worldwide, respectively (Modern Materials Handling). Based upon an average per  unit sale  price  of  $28,500 (Company estimate), the total market in the United States would approximate $5 billion in 1998. This amount represents sales of a broad range of vehicles with price ranges from  $18,000 to $27,500 for a standard 3000 pound rated vehicle to $80,000 or more for specialty narrow aisle or side loaders. Of the total market, management expects to compete with mid-range electrical and gas powered riders, and some specialty narrow aisle or side loaders.

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

COMPETITION

The Company expects to confront competition from existing products, such as standard and “very narrow aisle”(VNA) forklifts, and from competing technologies. Competition with standard forklifts, which retails from $18,000 to $27,500, will be on the basis of utility, price, and reliability. The Company believes that it will compete favorably with a standard forklift for reliability, and that a purchase decision will be based upon weighing the operational advantages of the Company’s products against its higher purchase price. VNA and sideloader forklifts retail between $75,000 to $150,000 and higher, and while the Company’s ATX Series forklift is not “very narrow aisle” it can perform “narrow aisle” functions at a significantly less cost. The Company also is aware of multi-directional forklifts now being offered by other manufacturers that retail from $42,000 and higher for the standard version. These newer products have improved operational features, however they are unable to travel in all directions, and hence are not omni-directional. These machines have to stop, turn all four wheels, and then proceed to drive in the sideward direction. Despite these improved operational features, management believes these manufacturers have adhered to older conventional methods and have added a substantial amount of parts to their forklifts to achieve the ability to move sideways, which contrasts with the design and features of the Company’s product as discussed previously herein. Therefore to that extent, the Company believes that it maintains a competitive advantage to these newer products.

In addition to the above, many of these manufacturers are subsidiaries of major national and international equipment companies, and have significantly greater financial, engineering, marketing, distribution, and other resources than the Company. In addition, the patent on omni-directional technology expired in 1990. Although the Company has received patent protection for certain aspects of its technology, no assurances can be given that such patent protection will effectively thwart competition.

PATENTS AND PROPRIETARY RIGHTS

In January 2002, the Company received a US patent (#6,340,065) encompassing certain aspects of the omni-directional wheel, as well as features specific to the forklift, with two divisional patent applications pending. The Company also anticipates that it will make future patent applications relating to various other aspects of its omni-directional technology. Recently, the Company filed a patent application for its power module.  The Company also has made a preliminary filing for foreign patent protection comporting with the patent application filed in the United States. At this time, no foreign patents have been issued for any of the Company’s technology. The Company also seeks to protect its proprietary technology through exclusive supply contracts with manufacturers for specially designed and manufactured components. In December 1997, the Company was awarded a patent for an omni-directional helicopter ground-handling device.

BACKLOG

The Company had no backlog for the year ended December 31, 2001. There is no seasonal impact on the Company's sales.

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

Item 3. Legal Proceedings.

In accordance with the agreements relating to the merger transaction with MAS Acquisition IX Corp. ("MAS"), the Company was required to issue 114,867 shares of common stock to MAS shareholders and make a cash payment to an affiliate of the majority shareholder of MAS in the amount of $50,000.  Following the merger, the Company asserted claims against the affiliate and majority shareholder relating to certain representations attendant to the transaction made by such parties. The claims involved the amount of the common stock and the cash payable by the Company. During the first quarter of 2001, the parties settled the disagreement, pursuant to which the Company agreed to a total payment of $28,806.47 and 57,272 shares of common stock to be issued the MAS shareholders.

On August 16, 2001, a supplier filed a complaint against the Company in Superior Court of New Jersey, Cumberland County alleging non payment of goods delivered to the Company. On January 3, 2002, a judgment was entered into against the Company in this matter in the amount of approximately $35,0000. The parties have agreed to settle the matter with the Company required to make a minimum regular payments on the account.

In addition, the Company from time to time is subject to routine litigation incidental to its business from claims by various parties such vendors and suppliers. Management does not believe the resolution of these matters will have a material adverse impact upon the financial condition of the Company or results of operation.

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

2000                                  Low Bid    High Bid

1st Quarter                            $2.25       $2.25

2nd Quarter                             1.50        2.50

3rd Quarter                             1.50        1.875

4th Quarter                             1.4375      1.75

2001                                  Low Bid    High Bid

1st Quarter                            $1.63       $2.75

2nd Quarter                             1.90        3.38

3rd Quarter                             2.25        1.60

4th Quarter                             0.65        1.90

As  of  December 31, 2001, there are 732 shareholders of record of the Company's common  stock.  Although  there  are no restrictions on  the  Company's  ability  to  declare  or pay dividends, the Company has not  declared  or  paid  any  dividends  since its inception' and  does not  anticipate  paying  dividends  in the future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following  discusses  the financial results of the Company for the periods indicated.

Results of Operations

Fiscal year end 2001 compared with fiscal year end 2000.

The Company has been a development stage company for the 2001 and 2000 periods and has not engaged in full scale operations for the periods indicated. The limited revenues for the periods have been derived from the sales of a non-omni-directional product and from contracts with the United States Navy that relate to the research and potential application of omni-directional technology for military use. Consequently, management believes that the year to year comparisons described below are not indicative of future year to year comparative results.

Revenues  for  fiscal 2001 were $220,287 representing an increase of $136,823  from  revenues of  $83,464 for the 2000 period.  Revenues for the 2001 period consisted of $2,096 in sales of a non omni-directional  product and $218,191 in contract revenues from the United States Navy.  Revenues for the 2000 period consisted of $31,082 in sales of a non omni-directional product and  $52,383 in contract revenues from the United States Navy.

Cost  of  sales  for  2001  was $107,912 which  reflects an increase of $99,859 from $7,453 in 2000. Cost of sales consists of principally of salaries, travel expenses and consulting fees payable to third parties incurred in connection with the performance of the contract with the US Navy.

General  and  administrative  expenses  which  includes administrative salaries,  depreciation  and  overhead  for  the  2001  period totaled $966,895 which represents an increase of $232,665 from $734,230 incurred in  2000. The increase is due primarily to a $305,986 write off of unusable inventory offset by lower prototype development costs and lower payroll and related taxes. The lower prototype development costs reflects the transition of the omni-direction product from development stage to actual production. Interest expense totaled $28,208 for the 2001 period, representing an increase of $5,447 from $22,761 for the 2000 period. In 2001, the Company received $50,925 in other income, which contrasts with $26 received in the prior period. The amount in 2001 reflects a non-refundable deposit in the amount of $50,000 received from a prospective manufacturer with the balance allocated to interest income, while the amount in 2000 is entirely interest income. In 2001, the Company received $64,901 from the sale of its net operating losses and tax credits (as described further in Liquidity and Capital Resources below). This amount contrasts with $61,285 received during 2000. In addition, during 2000 the Company received $122,288 from the sale of its prior years’ (pre 2000) losses and credits.

The accumulated loss for 2001 was $766,902 or a loss of $0.16 per share contrasted with a loss of $497,381 or a loss of $0.12 per share for 2000.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the private placement of its common stock. During 1999, the Company raised approximately $872,268 net of offering costs from the private placement of its common stock. During 2000 and 2001, the Company raised approximately $430,858 and $348,600, respectively, net of offering costs from the private placement of its common stock.

As of December 31, 2001, the Company's working capital deficit was $247,269.

During 2000, the Company was approved by the State of New Jersey for its technology tax transfer program pursuant to which the Company could sell its net operating losses and research and development credits as calculated under state law. During 2000, the Company received $122,561 for losses and credits that accrued through December 31, 1999. During 2001, the Company received $56,400 from the sale of its losses and credits (see Note 6 to financial statements).

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory and product production in anticipation of the rollout of its omni-directional forklift. Funds required to initiate production are estimated to be $1,500,000. The Company intends to fund its operations through the issuance of equity and/or debt securities. Presently, the Company is seeking capital from one or more funding sources; however, at this time no arrangement has been finalized. No assurances can be given that the Company will be successful in obtaining sufficient capital to fund the initiation of its production activities. If the Company is unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on the Company and its business prospects. In order to facilitate additional funding, on December 15, 2000, a majority of shareholders approved the increase of its authorized capital stock of the Company to 10,000,000 common shares.

Fixed assets, net of accumulated depreciation, totaled $67,219 on December 31, 2001.

Disclosure Regarding Forward Looking Statements and Cautionary Statements.

-------------------------------------------------------------------------

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

LACK OF COMMERCIAL PRODUCT. The Company has developed the pilot version of its unique, omni-directional forklift. The commercial introduction of the product is subject, however, to additional testing and component refinement. Due to the unique performance attributes of the forklift, the forklift will undergo a series of unprecedented tests relating to these attributes. Although management has performed substantially all of these tests or is otherwise confident of the performance capabilities of the forklift, nonetheless, is conceivable that final testing could result in certain components requiring redesign which could delay the commercial introduction of the forklift.

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

LACK OF INDICATIONS OF PRODUCT ACCEPTABILITY. The success of the Company will be dependent upon its ability to sell omni-directional products in quantities sufficient to yield profitable results. To date, the Company has received limited indications of the commercial acceptability of its omni-directional forklift. Accordingly, the Company can not predict whether its omni-directional products can be marketed and sold in a commercial manner.

PROTECTION OF INTELLECTUAL PROPERTY. The success of the Company will be dependent, in part, upon the protection of its proprietary omni-directional technology from competitive use. The patent for the omni-directional wheel expired in 1990. The Company, however, has received a patent protection of certain other aspects of its omni-directional wheel, and for features specific to its forklift. In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company’s underlying technology. If these measures do not protect the intellectual property rights, third parties could use the Company’s technology, and its ability to compete in the market would be reduced significantly. In addition, if the sale of the Company’s product extends to foreign countries, the Company may not be able to effectively protect its intellectual property rights in such foreign countries.

In the future, the Company may be required to protect or enforce its patents and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These actions could put the Company’s patents at risk of being invalidated or interpreted narrowly, and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against the Company. The Company cannot provide any assurance that it will have sufficient funds to vigorously prosecute any patent litigation, that it will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause the price of the Company’s common stock to decline.

LACK OF ESTABLISHED DISTRIBUTION CHANNELS.   The Company does not have an established channel of distribution for its forklift product line. It intends on establishing a network of designated dealers throughout the United States at such time as it receives working capital funds sufficient to commence operations. Although the Company has received indications of interest from a number of equipment distributors, to date, such indications have been limited. The Company can not predict whether it will be successful in establishing its intended dealer network.

FEATURES OF PREFERRED STOCK. The Company has 275,000 shares of preferred stock outstanding that are held by an affiliate of the President. The stock carries a 10 for 1 voting right and a stated value of $5.00 per share. The preferred stock carries a liquidation preference equal to the stated value and an annual, cumulative dividend of five percent, in preference to the common shareholders. In addition, the holder may elect to receive the dividend in the form of common stock at a deep discount to the market price (see Item 12 Certain Relationships and Related Transactions).

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

OFFICERS AND DIRECTORS

Name                       Age       Title

Peter Amico                58     President and Chairman

D. Barney Harris           41     Executive Vice President and Director

John Watt Jr.              64     Secretary and Director

Frank A. Basile, Esq.      65     Director

James Hudson               57     Director

William Hungerville        67     Director

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

William Hungerville – Mr. Hungerville has been a director since February 2002. Since 1998, Mr. Hungerville has been retired from full time employment. From 1974 to 1998, he was the sole owner of a pension administrative service firm. Mr. Hungerville is a graduate of Boston College, and attended an MBA program at Harvard University for 2 years.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 1999, 2000 and 2001 are set forth in the following table:

SUMMARY COMPENSATION

                                                     Long Term

                        Annual Compensation          Compensation Awards (5)

                      ___________________________    _______________________

Name and

Principal                Salary    Bonus    Other    Securities underlying

Position          Year     ($)      ($)      ($)     Options #

--------          ----     ----     ----    -----    ----------------

Peter Amico(1)    2001 $75,000(2)   -0-      -0-          50,000(4)

Chairman and      2000 $75,000(2)   -0-      -0-          50,000(4)

President         1999 $84,065(2)   -0-     $6,500(3)     25,000

--------------------------------------------------------------------------------

(1). The Company and Mr. Amico are parties to an employment agreement governing  Mr. Amico's employment with  the  Company (see below).

(2). Mr. Amico’s annual salary under his employment agreement for 1999, 2000 and 2001 is $75,000. In 2001, $54,454 was paid with the balance deferred for future payment. In 2000, $65,538 was paid with the balance deferred for future payment. In 1999, the amount includes an amount accrued from 1998.

(3). During 1999, Mr. Amico was paid a finder's fee in connection with certain private placements.

(4). The Company and Mr. Amico are parties to an employment agreement governing Mr. Amico's employment with the Company (see below). The agreement grants to Mr. Amico annual stock options in the amount of not to exceed 50,000 shares. The options accrue if unexercised. In 2000, Mr. Amico exercised options for 100,000 shares which included options for prior years. No options were exercised during 2001 by Mr. Amico.

(5). The Company has no Long Term Compensation Awards other that the stock options indicated.

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

The Company and D. Barney Harris, as Vice President, have entered into a written employment agreement for period of five years. Pursuant to the agreement, Mr. Harris receives an  annual  salary  of $75,000, subject to annual review by the Company.  In addition, Mr. Harris is entitled to receive annual stock options not exceeding 25,000 shares of common stock, of which 2,500 shares are exercisable for a total consideration of $1.00, 10,000 shares are exercisable at 35% of the lowest price paid for the stock in the 30 day period preceding exercise for each year of the contract, and 12,500 shares are exercisable at 17.5% of the lowest price paid for the stock in  the 30 day period preceding exercise for each year of the contract.

Option Grants in Fiscal Year 2001

                       % of Total

                       Options to    Exercise or  Market Price

             Options   Employee in      Base       On Date of

Name         Granted   Fiscal Year   Price ($/sh)     Grant     Expiration Date

Peter Amico  50,000      50%            (1)         $3.00(1)      None(1)

President

And Chairman

(1). Pursuant to his employment agreement, Mr. Amico receives options for a total of 50,000 shares of common stock per annum, of which; 10,000 shares exercisable for a total consideration of a $1.00 or $0.0001 per share, 25,000 shares exercisable at 30% of the lowest price paid for the stock in the 30 day period preceding exercise, and 15,000 shares exercisable at 15% of lowest price paid for the stock in the 30 day period preceding exercise. The date of grant is deemed to be April 1, 2001, the anniversary date of Mr. Amico’s employment agreement. The market price on date of grant reflects the price of the common stock on such date. The options do not carry an expiration date.

Aggregate Option Exercises

In Last Fiscal Year and FY-End Option Values

                                                                Value of

                                               # of Securities  Unexercised

                                               Unexercised      In-the-Money

                                               Options/SARs at  Options at

                Shares                         FY-End(#)        FY-End($)at

                Acquired On      Value         Exercisable/     Exercisable/

Name            Exercise (#)   Realized        Unexercisable    Unexercisable(1)

Peter Amico        -0-          $-0-           50,000(1)/$0     $42,936(1)/$0

President and

Chairman

(1).  Pursuant to his employment agreement, Mr. Amico received options for a total of 50,000 shares of common stock per annum, of which; 10,000 shares exercisable for a total consideration of a $1.00 or $0.0001 per share, 25,000 shares exercisable at 30% of the lowest price paid for the stock in the 30 day period preceding exercise, and 15,000 shares exercisable at 15% of lowest price paid for the stock in the 30 day period preceding exercise. The value of the unexercised options were calculated using the closing price of $0.75 as of December 31, 2001.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table identifies as of March 31, 2002 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of its common stock and Preferred Stock of the Company:

                                              Percentage of   Percentage of

                  Common Stock  Preferred     Common Stock    Preferred Stock

                  Beneficially  Voting Stock  Beneficially    Beneficially

Name(1)             Owned(2)      Rights(3)     Owned(3)         Owned(3)

-----------------------------------------------------------------------------

Peter Amico

President and

Chairman            1,889,558(4)  2,750,000(5)    34.84%              100%

D. Barney Harris      156,301(6)    -0-            2.91%               -0-

Vice President and

Director

John Watt Jr.         123,000(7)    -0-            2.29%               -0-

Secretary and

Director

Frank Basile          127,046(8)    -0-            2.36%               -0-

Director

James Hudson           65,800(9)    -0-            1.22%               -0-

Director

William Hungerville   147,500(10)   -0-            2.74%               -0-

Daniel H. Luciano    26,914(10)         -0-        0.5%               -0-

Director

All directors       2,509,205(11) 2,750,000       45.92%               100%

and executive

officers as a

group (6 persons)

-----------------

(1).  The address of each beneficial owner is the address of the Company.

(2).  Based on 5,373,803 shares of common stock outstanding as of March 31,

      2002,  except  that  shares  of  common  stock  underlying options or warrants exercisable within 60 days of the date hereof  are deemed to be  outstanding  for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3).  Based upon 275,000 outstanding shares of preferred stock after giving effect to the 10 for 1 voting rights.

(4).  Includes  1,714,629 shares held by Arcon Corp., a corporation wholly owned by Mr. Amico (“Arcon”), 100,000 shares held by Mr. Amico individually, and  stock options for 50,000 shares exercisable pursuant to Mr. Amico's employment agreement during 2002, however,

      excludes common stock that may be issued to Arcon as a dividend on the preferred stock (see “Item 12 – Certain Transactions”).

(5).  Represents shares  held by Arcon.

(6).  Includes 5,000 shares issuable upon exercise of director's options for 2001.

(7).  Includes 113,000 shares held jointly with his spouse, and 5,000 shares issuable upon exercise of director’s options for 2002.

(8).  Includes 90,000 shares held individually, 12,046 shares held by an affiliate, 10,000 shares held by Mr. Basile's spouse, and 15,000 shares issuable upon exercise of director's options for years 2000, 2001 and

      2002.

(9).  Includes 11,300 shares held individually, 44,500 shares held by an affiliate and 10,000 shares issuable upon exercise of director's options for 2001 and 2002.

(10). Includes 1,500 shares held by his spouse and 5,000 shares issuable upon exercise of director's options for 2002.

(11). Includes (4),(6),(7),(8),(9), and (10).

Item 12. Certain Relationships and Related Transactions.

Arcon Cop., a corporation wholly owned by the Company's chairman and president, owns 275,000 shares of preferred stock of the Company. Each share of Preferred Stock is entitled to 10 voting rights on all matters on which shareholders are entitled to vote. The preferred stock has a stated value per share of $5.00 and an annual dividend per share equal to 5% of the stated value. Dividends are cumulative and the holder has a right during any quarter to waive any cash dividend and receive the dividend in the form of common stock at a price per share equal to 30% of the lowest private offering or trading price of the common stock. The preferred stock is not convertible into common stock, however, has a preference over common stockholders upon liquidation equal to the stated value per share. At December 31, 1998, unpaid dividends on the preferred stock totaled $92,114. An additional $68,750 in dividends accrued during each of the years 1999 and 2000.  During 1999, the holder received cash dividends of $40,498, and dividends in the form of 305,737 shares of common stock, which were valued at $120,366.  During 2000, the holder received dividends in the form of 95,558 shares of common stock, which were valued at $56,751. At December 31, 2001, $11,999 in dividends remained unpaid. During 2001, an additional $68,750 of dividends accrued and is unpaid as of year-end. The conversion of the entirety of the accrued dividends to common stick under the features of the preferred stock could result in the issuance of 246,731 shares of common stock to Arcon Corp.

Arcon Corp. has made loans from time to time to the Company in varying amounts. As of December 31, 2001, a loan in the amount of $26,211 is outstanding. The loan is due on demand and bears interest at 12%. In July 2000, Arcon Corp. purchased 33,334 shares of common stock at a price per share of $1.50 for a total consideration of $50,001.

Mrs. Patricia Amico, the wife of the Company's President, performed services to the Company during 1999, 2000 and 2001. The amount of such services totaled $8,099, $9,930, and $9,126, respectively. Mr. Timothy Smith, the son in law of the Company's President, performed services to the Company during 1999 and 2000. The amount of such services totaled $17,236 and $4,644.

Mr. John Watt, a director of the Company, received commissions during fiscal 2000 from certain suppliers and fabricators that conduct business with the Company. The amount of such commission for each year was less that $10,000.

Mr. Frank Basile, a director of the Company, is a partner of a law firm that performed legal services to the  Company  during fiscal 2000 and 2001.  The billing amount for such services for each year was less than $10,000.

During  2001, each  director of the Company, other than Mr. Amico,  received a stock option to  acquire 5,000 shares of common stock at a price per share of $0.50.

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

23(i). Subsidiaries – Filed herewith.

99(i) Consulting Agreement by and between MAS Financial Corp. and AirTrax,

Inc. dated October 26, 1999. (Incorporated by reference to the Company's

Form 8-K filed with the Securities and Exchange Commission on November 19,

1999).

3.(a)(2). Financial Statements

FINANCIAL STATEMENTS INDEX

Independent Auditors' Report of March 29, 2001.                      F-1

- Balance Sheet as of December 31, 2000.                             F-2

- Statement of Income for Fiscal Years Ended December 31, 2000 and

     December 31, 1999.                                              F-3

- Statements of Changes in Stockholder's Equity

     For Years Ended December 31, 2000 and December 31, 1999.        F-4

- Statements of Cash Flows for Fiscal Years

     Ended December 31, 2000 and December 31, 1999.                  F-5

- Notes to Financial Statements.                                     F-6

#

Board of Directors

AirTrax, Inc.

I have audited the accompanying balance sheet of AirTrax, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations and deficit accumulated during development stage, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2001 and 2000.  These financial statements are the responsibility of the Company management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirTrax, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

March 27, 2002

Wayne, New Jersey

#

AIRTRAX, INC.

(A Development Stage Company)

BALANCE SHEET

December 31, 2001

ASSETS

Current Assets

Cash

$      32,420

Accounts receivable

        20,835

Inventory

      233,250

Prepaid expenses

          6,938

Deferred tax asset

        69,786

Total current assets

      363,229

Fixed Assets

Office furniture and equipment

        44,671

Automotive equipment

        16,915

Shop equipment

        20,660

Casts and tooling

        89,804

      172,050

Less, accumulated depreciation

      108,454

Net fixed assets

        63,596

Other Assets

Patents – net

       42,656

Utility deposits

              65

Total other assets

       42,721

     TOTAL ASSETS

$   469,546

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable

$   515,725

Accrued liabilities

       68,662

Stockholder note payable

       26,111

Total current liabilities

$   610,498

Stockholders’ Deficit

Common stock – authorized, 5,000,000 shares without

   par value; 5,431,237 issued and outstanding

  2,852,895

Preferred stock – authorized, 500,000 shares without

   par value; 275,000 issued and outstanding

       12,950

Deficit accumulated during the development stage

(2,799,845)

Deficit prior to development stage

   (206,952)

Total stockholders’ deficit

    (140,952)

     TOTAL LIABILITIES AND

          STOCKHOLDERS’ DEFICIT

$   469,546

The accompanying notes are an integral part of these financial statements.

AIRTRAX,  INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Years Ended December 31, 2001 and 2000

    May 19, 1997

(Date of Inception)

             YEAR 2001          YEAR 2000

to December 31, 2001

SALES

$   220,287

$    83,464

      $   450,122

COST OF GOODS SOLD

     107,912

        7,453

           171,423

Gross Profit

     112,375

      76,011

           278,699

OPERATING AND ADMINISTRATIVE EXPENSES

     966,895

    734,230

        3,092,526

OPERATING LOSS

   (854,520)

   (658,219)

       (2,813,827)

OTHER INCOME AND (EXPENSE)

Interest expense

     (28,208)

     (22,761)

            (67,058)

Other income

      50,925

             26

             63,186

NET LOSS BEFORE INCOME TAXES

  (831,503)

   (680,954)

       (2,817,699)

INCOME TAX BENEFIT (STATE):

Current

     64,901

      61,285

             64,901

Prior years

         -

    122,288

           183,573

Total Benefit

     64,901

    183,573                      248,474

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

$(766,902)            $(497,381)

      (2,569,225)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

         (230,620)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

    $(2,799,845)

NET LOSS PER SHARE – Basic and Diluted

    $(.16)

     $(.12)

The accompanying notes are an integral part of these financial statements.

#

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 30, 2001

          COMMON

       PREFERRED

     DEFICIT ACCUMULATED

       DEFICIT PRIOR

            STOCK

           STOCK

                     DURING

                 TO

   Shares

    Amount

 Shares

Amount

        DEVELOPMENT STAGE

DEVELOPMENT STAGE         TOTAL

Balance, December 31, 1999

4,549,013

 $1,858,173

275,000

$12,950

     $(1,478,811)

$(206,952)

      $ 185,360

Sales of stock under Rule

    504, Regulation D, offering

   330,719

      430,858

         430,858

Shares issued as dividend on

    Preferred stock

     95,558

        56,751

           (56,751)

              -

Shares issued for services

     65,331

        62,767

          62,767

Net loss for the period

         (497,381)

      (497,381)

Balance, December 31, 2000

5,040,621

  2,408,549

275,000

  12,950

       (2,032,943)

              (206,952)

        181,604

Sales of stock under Rule

    504, Regulation D, offering

   235,999

     348,600

        348,600

Shares issued for services

     97,183

       95,746

          95,746

Shares issued to settle

    obligation of 1999 merger

     57,434

           -

             -

Net loss for the period

          (766,902)

      (766,902)

Balance, December 31, 2001

5,431,237

$2,852,895

275,000

$12,950

     $(2,799,845)

            $(206,952)

    $(140,952)

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001 and 2000

 May 19, 1997

          (Date of Inception)

Year 2001

Year 2000    to December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss

$(766,902)

$(497,381)

 $(2,569,225)

Adjustments to reconcile net income to net cash

   consumed by operating activities:

Depreciation and amortization

     28,783

     33,191

       133,405

Value of common stock issued for services

     95,746

     62,767

       176,548

Increase in accrual of deferred tax benefit

      (8,501)

   (61,285)

        (69,786)

Changes in current assets and liabilities:

    Decrease (increase) in inventory

    531,625           (253,350)

      (233,250)

    Decrease (increase) in accounts receivable            13,547

     37,071

        (20,835)

    (Decrease) increase in accounts payable

         and accrued liabilities

  (211,656)

   256,424                  587,184

Increase in prepaid expense

         -

         -

          (7,003)

Net Cash Consumed By

     Operating Activities

  (317,358)

 (422,563)

   (2,002,962)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of equipment

    (22,485)

    (5,460)

      (172,050)

Additions to patent cost

         -

    (1,138)                  (67,607)

Net Cash Consumed By

      Investing Activities

    (22,485)

    (6,598)

      (239,657)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds of common stock sales

   348,600

  430,858

   2,292,278

Proceeds of sales of preferred stock

         -

       -

        12,950

Proceeds (repayment) of stockholder loans

         -

  (26,686)

        23,314

Preferred stock dividends paid in cash

         -

       -

       (53,503)

Net Cash Provided By

Financing Activities

   348,600            404,172

   2,275,039

Net Increase (Decrease) In Cash

       8,757

   (24,989)

        32,420

Balance at beginning of period

     23,663

    48,652

            -

Balance at end of period

$   32,420

$  23,663

$      32,420

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company was formed April 17, 1997.  It has designed a forklift vehicle using omni-directional technology obtained under a contract with the United States Navy Surface Warfare Center in Panama City, Florida.  The right to exploit this technology grew out of a Cooperative Research and Development Agreement with the Navy.  Significant resources have been devoted during the past three years to the construction of a prototype of this omni-directional forklift vehicle.  It is expected to be in full commercial production during 2002.  At that time, it will be offered to industrial users.

The Company has also developed a traditional helicopter ground handling machine which has been marketed by the Company on a limited basis.

Development Stage Accounting

The Company is a development stage company, as defined in Statement of Financial Accounting Standards No. 7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses.  From inception to December 31, 2001, the Company has been in the development stage and all its efforts have been devoted to the development of a forklift vehicle with omni-directional technology that is suitable for market.  Only small amounts of revenue have been realized through December 31, 2001.

Basis of Presentation

The Company has incurred losses from inception to December 31, 2001 of $2,569,225.  Activities have been financed primarily through private placements of equity securities.  The Company may need to raise additional capital through the issuance of debt or equity securities to fund its operations.

Cash

For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Inventory

Inventory consists principally of component parts and supplies which will be used to assemble forklift vehicles.  Inventories are stated at the lower of cost (determined on a first in-first out basis) or market.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

1.

(continued)

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

Intangible Assets

Patents

The Company incurred costs to acquire and protect certain patent rights.  These costs were capitalized and are being amortized over a period of fifteen years on a straight-line basis.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values at December 31, 2001.

Advertising Costs

The Company expenses advertising costs when the advertisement occurs.  Advertising costs amounted to $78,255 in 2001 and $28,440 in 2000.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

1.

(continued)

Segment Reporting

Management treats the operations of the Company as one segment.

Revenue Recognition

Revenue is realized from product sales and consulting services.  Recognition occurs upon delivery of goods or services.

Common Stock

Common stock is often issued in return for product, services, and as dividends on the preferred stock.  These issuances are assigned values equal to the value of the product or service received or the market value of the common stock, with appropriate discounts, whichever is most clearly evident.

1.

RELATED PARTY TRANSACTIONS

During the year 2000, there were several transactions with officers, and directors, and affiliates involving the common stock of the Company.  A total of 95,558 shares of common stock of the Company were issued in lieu of cash dividends on the preferred stock in the amount of $56,751, as permitted by the terms of the preferred stock issue.  The preferred stock is wholly owned by the majority shareholder (see Note 4 for description of the preferred stock).  This majority shareholder is a corporation wholly owned by the president of the Company.  A total of 129,999 shares were issued to the president and a vice president of the Company pursuant to their respective employment agreements, yielding a total of $60,851. Three non-employee directors each received 5,000 shares of common stock upon exercise of their director options, which yielded $7,500.  In addition, the majority stockholder purchased 33,334 shares for $50,001. Finally, a board member received 5,539 shares of common stock in exchange for professional services rendered to the Company, valued at $9,000, and an affiliate of a board member received 2,097 shares of common stock in exchange for professional services rendered to the Company, valued at $6,208.

The majority shareholder corporation made loans to the Company prior to 2001.  The related notes accrue interest at 12%, which totaled $2,797 for the year 2001.  The unpaid balance of principal and interest was $26,111 at December 31, 2001, and was due on demand.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

2.

(continued)

During 2001, two non-employee directors exercised their director options, receiving a total of 10,000 shares of common stock in return for services valued at $5,000.  Two directors received a total of 60,026 shares in return for services valued at $46,629, and an affiliate of a director received 2,657 shares in return for services valued at $3,985.

Since June 1999, the Company has made its headquarters in premises owned by the Company president, which to date has been rent free.

3.

PRIVATE PLACEMENT OFFERINGS

The Company conducted private placement offerings during 2001 and 2000.  These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  A total of 235,999 shares of common stock was sold under the offerings during 2001, and 330,719 shares were sold during 2000.  These sales resulted in net proceeds of $348,600 and $430,858, respectively.

4.

PREFERRED STOCK

The Company is authorized to issue 500,000 shares of preferred stock, without par value.  At December 31, 2001, 275,000 of these shares had been issued.  Each of these shares entitles the holder to a 5% cumulative dividend based on a $5 per share stated value.  If sufficient cash is not available, or at the option of the shareholder, these dividends may be paid in common stock.  If payment is in stock, it is to be valued at a price calculated at thirty percent of the lower of the last price traded in either a public or private transaction during the applicable quarter.  This issue of preferred stock also provides a voting right of 10 votes for each share. The holder of this preferred stock is the majority shareholder of the Company, which is a corporation wholly owned by the Company’s President and Chairman.

During 2000, the holder of the preferred stock received dividends in the form of 95,558 shares of common stock, which were valued at $56,751. At December 31, 2000, $11,999 in dividends remained unpaid.  An additional $68,750 of dividends accrued during 2001 and was not paid. The majority shareholder may acquire 246,731 shares of common stock as accrued and unpaid dividends under the features of the preferred stock.

The characteristics of the remaining 225,000 preferred shares authorized have not been specified.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

5.

LOSS PER SHARE

Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period.

Year Ended  2001

Weighted

Income

           Average Shares

 Per Share

(Loss)

             Outstanding

  Amount

Net Loss

$(766,902)

Adjustment for preferred stock dividends

    (68,750)

Loss allocable to common shareholders –

Basic and Diluted

$(835,652)

    5,158,877

$  (.16)

  Year Ended  2000

Net loss

$(497,381)

Adjustment for preferred stock dividends

    (68,750)

                                             Loss allocable to common shareholders –

Basic and Diluted

$(566,131)

   4,746,637

$ (.12)

Stock options were granted to three employees, of which two are officers, and five directors which became exercisable during 2001.  These are described in Note 9.  In addition, dividends accrued on the preferred stock during 2000 and 2001 (see Note 4) which at the option of the preferred shareholder, could be paid in common stock.  These shares were not included in the calculation of earnings per share because such inclusion would have an antidilutive effect.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

1.

INCOME TAXES

The Company has experienced losses each year since its inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years.  At December 31, 2001, the Company had NOL carryforwards of $2,782,004 available for Federal taxes and $775,403 for New Jersey taxes.  The potential tax benefit of the state NOL’s has been recognized on the books of the Company; the potential benefit of the Federal NOL’s has been offset by a valuation allowance.  If not used, these Federal carryforwards will expire as follows:

1

$206,952

2

  129,092

1

486,799

2

682,589

3

501,169

4

775,403

During the year 2001, the Company realized $56,400 from the sale, as permitted by New Jersey law, of its rights to use the New Jersey NOL’S and research and development credits that had accrued during 2000.  These potential New Jersey offsets are, thus, no longer available to the Company.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

 Current

Non-current

    Total

Deferred Tax Assets

$309,696

  $682,244

$991,940

Valuation Allowance

  239,910

    682,244

  922,154

      Balance Recognized

$  69,786

  $      -

$  69,786

The entire balance of the valuation allowance relates to Federal taxes.  Since state tax benefits for years prior to 2001 have been realized, no reserve is deemed necessary for the benefit of state tax losses of 2001.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

1.

RENTALS UNDER OPERATING LEASES

Office equipment is leased under an operating lease that expires in June 2003.  The following is a schedule of future minimum rental payments required under the operating lease:

Year Ending

December 31,

  Amount

1

$ 6,857

2

   2,857

$ 9,714

Rent expense amounted to $27,857 in 2001 and $7,036 in 2000.

8.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest and income taxes is presented below:

2001

   2000

Interest

          $25,411

            $22,761

Income taxes

                 200

                   200

There were no noncash investing activities during either 2001 or 2000.  The following noncash financing activities occurred:

a.

Shares of common stock were issued for services during 2001 and 2000, totaling 97,183 and 65,331, respectively.

b.

Preferred stock dividends were partially satisfied by the issuance during 2000 of 95,558 shares of common stock.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

9.

CONTINGENCIES

On November 5, 1999, the Company merged with MAS Acquisition IX Corp. (MAS).  Pursuant to the merger agreement, the Company was to issue 114,867 shares of common stock to former shareholders of MAS.  A disagreement arose and there was a delayed in the issuance of the shares.  The matter was settled in 2001 with the issuance of 57,434 shares.

The Company has employment agreements with its president, vice president,  and onetwo other employees.  The president’s contract, which expires June 30, 2002, provides in part for options permitting the president to acquire up to 50,000 shares of common stock per year, with portions of these options accumulating if not exercised.  Options were exercised for 100,000 shares during 2000, yielding proceeds of $48,376. At December 31, 2001, the president had the right to acquire 50,000 shares at option prices.  There were no options exercised during 2001 by the president.  At December 31, 2001, the president had the right to acquire 50,000 shares at option prices.

Contracts with each of the other employees provide in part for options permitting the acquisition of up to 25,000 shares per year.  None of these options was exercised during 2001 and they remained outstanding at December 31, 2001.

Options to purchase 5,000 shares each were issued during 2001 to five non-employee members of the Board of Directors.  Two members exercised their options during the year.  The other options must be exercised during 2002 or they will expire.

At December 31, 2001, there were 115,000 shares of common stock reserved to satisfy the options outstanding, as described above.

A judgment was entered against the Company in January 2002 in the approximate amount of $35,000. The Company has arranged to settle the judgment with the creditor.

(b). Reports on Form 8-K.

On November 11, 2001, the Company filed a Form 8-K to report a resignation of a director (Items 6 and 7). On December 6, 2001, the Company filed a Form 10-K/A to amend the prior filing.

On December 6, 2001, the Company filed a Form 8-K to report a letter issued to shareholders dated December 3, 2001 (Items 5 and 7).

SIGNATURES

In accordance with Section 13 or 15(d) of the  Securities Exchange Act of 1934, the  registrant  has  duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AirTrax, Inc.

/s/ Peter Amico                             April 15, 2001

Peter Amico                                      Date

Chairman and

Principal Executive Officer

In  accordance  with  the  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Peter Amico                              April 15, 2002

Peter Amico                                      Date

Director

/s/D. Barney Harris                         April 13, 2002

D. Barney Harris                                 Date

Director

/s/James Hudson                             April 13, 2002

James Hudson                                     Date

Director

_________________                            April __, 2002

Frank Basile                                     Date

Director

/s/ John Watt      0                        April 15, 2002

John Watt                                        Date

Director

/s/ William Hungerville                      April 13, 2002

William Hungerville                               Date

Director

EXHIBIT 21 (i)

SUBSIDIARIES

None