Form 10QSB
period 2002-03-31
AIRTRAX INC
filed 2002-05-15
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended March 31, 2002.

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

(1). Yes: X  No:

(2). Yes: X  No:

The number of shares issued and outstanding of issuer's common stock, no par value, as of September 30, 2001 was 5,484,651.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

INDEX

Page

Balance Sheets

  3

Statements of Operations and Deficit–Three months ended

March 31, 2001 and 2002

  4

Statements of Changes in Stockholder's Equity

  5

Statements of Cash Flows

  6

Notes to Financial Statements

  7

Item 2. Management's Discussion and Analysis

  8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 10

Item 2. Changes in Securities

 11

Item 3. Defaults upon Senior Securities

 11

Item 4. Submission of Matters to Vote of Securityholders

 11

Item 5. Other Information

 11

Item 6. Exhibits and Reports on Form 8-K

 11

Signatures

 11

#

AIRTRAX, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

            March 31, 2002               December 31, 2001

ASSETS

Current Assets

Cash

$         7,380

$        32,420

Accounts receivable

         20,038

          20,835

Inventory

       246,347

        233,250

Prepaid expenses

           6,938

            6,938

Deferred tax asset

         86,632

          69,786

Total current assets

       367,335

        363,229

Fixed Assets

Office furniture and equipment

         44,671

          44,671

Automotive equipment

         16,915

          16,915

Shop equipment

         20,660

          20,660

Casts and tooling

         91,304

          89,804

       173,550

        172,050

Less, accumulated depreciation

       114,542

        108,454

Net fixed assets

         59,008

          63,596

Other Assets

Patents – net

         41,548

         42,656

Utility deposits

                65

                65

Total other assets

         41,613

         42,721

     TOTAL ASSETS

$     467,956

$     469,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable

$     490,601

$     515,725

Accrued liabilities

         79,649

         68,662

Stockholder note payable

         26,811

         26,111

Total current liabilities

       597,061

       610,498

Stockholders’ Equity

Common stock – authorized, 10,000,000 shares without

   par value; issued and outstanding –   5,484,651  and

   5,431,237 respectively

    2,918,793

    2,852,895

Preferred stock – authorized, 500,000 shares without

   par value; 275,000 issued and outstanding

         12,950

         12,950

Deficit accumulated during the development stage

   (2,853,896)

   (2,799,845)

Deficit prior to development stage

      (206,952)

      (206,952)

Total stockholders’ equity

      (129,105)

      (140,952)

     TOTAL LIABILITIES AND

          STOCKHOLDER’S EQUITY

$     467,956

$     469,546

See accompanying notes and accountant’s report.

AIRTRAX,  INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Three Month Period Ended March 31, 2002 and 2001

(Unaudited)

      May 19, 1997

  (Date of Inception)

                      2002                   2001

   to March 31, 2002

SALES

$    114,836

$   35,967

      $     564,958

COST OF GOODS SOLD

        37,834

      2,904

             209,257

Gross Profit

       77,002

    33,063

             355,701

OPERATING AND ADMINISTRATIVE EXPENSES

      142,364

  220,219

          3,234,890

OPERATING LOSS

      (65,362)

 (187,156)

        (2,879,189)

OTHER INCOME AND (EXPENSE)

Interest expense

       (5,535)

   (7,103)

             (72,593)

Other income

          -

       125

                            63,186

NET LOSS BEFORE INCOME TAXES

     (70,897)

(194,134)

       (2,888,596)

INCOME TAX BENEFIT (STATE):

Current

      16,846

   17,409

                           81,747

Prior years

          -

         -

           183,573

Total Benefit

      16,846

    17,409                         265,320

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

$   (54,051)         $(176,725)

      (2,623,276)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

        (230,620)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

    $(2,853,896)

NET LOSS PER SHARE – Basic and Diluted

    $(0.01)

     $(0.03)

See accompanying notes and accountant’s report.

#

AIRTRAX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Month Period Ended March 31, 2002

(Unaudited)

          COMMON

       PREFERRED

     DEFICIT ACCUMULATED

       DEFICIT PRIOR

            STOCK

           STOCK

                     DURING

                 TO

   Shares

    Amount

 Shares

Amount

        DEVELOPMENT STAGE

DEVELOPMENT STAGE         TOTAL

Balance, December 31, 2001

5,431,237

$2,852,895

275,000

$12,950

     $(2,799,845)

          $(206,952)

                   $ (140,952)

Private placement sales of stock

     48,000

       59,400

           59,400

Stock issued for service

       5,414

         6,498

             6,498

Net loss for the period

           (54,051)

         (54,051)

Balance, March 31, 2002

5,484,651

$2,918,793

275,000

$12,950

     $(2,853,896)

          $(206,952)

                   $ (129,105)

See accompanying notes and accountant’s report.

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three Month Periods ended March 31, 2002 and 2001

(Unaudited)

     May 19, 1997

             (Date of Inception)

      2002

     2001              to March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss

$  (54,051)

$(176,725)

 $(2,623,276)

Adjustments to reconcile net income to net cash

   consumed by operating activities:

Depreciation and amortization

       7,196

        8,295

        140,601

Value of common stock issued for services

       6,498

          -

        183,046

Accrual of deferred tax benefit

    (16,846)

    (17,409)

        (86,632)

Changes in current assets and liabilities:

    (Decrease) Increase in accounts payable

        and accrued liabilities

    (13,438)

      53,521                 573,746

Decrease (Increase) in prepaid expense

         -

         -

          (7,003)

Decrease (increase) in accounts receivable                798

      29,763

        (20,037)

    Increase in inventory

    (13,097)             (23,540)

      (246,347)

Net Cash Consumed By

     Operating Activities

    (82,940)

 (126,095)

   (2,085,902)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of equipment

      (1,500)

  (13,831)

     (173,550)

Additions to patent cost

         -

        -                        (67,607)

Net Cash Consumed By

      Investing Activities

      (1,500)

  (13,831)

     (241,157)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds of common stock sales

     59,400

  306,800

   2,351,678

Proceeds of sales of preferred stock

         -

       -

        12,950

Proceeds of stockholder loans

         -                       -

        23,314

Preferred stock dividends paid in cash

         -

       -

       (53,503)

Net Cash Provided By

Financing Activities

     59,400            306,800

   2,334,439

Net Increase (Decrease) In Cash

   (25,040)

  166,874

          7,380

Balance at beginning of period

    32,420

    23,663

            -

Balance at end of period

$    7,380

$190,537

$        7,380

See accompanying notes and accountant’s report.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. (“the Company”) as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001, respectively, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2001.

Item 2. Management's Discussion and Analysis.

The following discusses the financial results and position of the accounts of the Company for the periods indicated.

Forward Looking Statements.

Forward Looking Statements

Certain of the statements contained in this Quarterly Report on Form 10-QSB include "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for the period ending December 31, 2001 (“Form 10-KSB”) for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include the need for additional capital, lack of commercial product, lack of determined product prices and impact on profit margins, and limited operating history, among other factors. Readers are urged to refer to the section entitled “Cautionary Statements” in the Company’s Form 10-KSB for a broader discussion of such risks and uncertainties.

Results of Operations.

--------------------------

Three Months Ended March 30, 2002 compared with Three Months Ended March 30, 2001.

For the period ended March 30, 2002 and comparable period in 2001, the Company was a development stage company and the Company has not engaged in full-scale operations for these periods. The limited revenues for the periods have been derived from sales of a non omni-directional product, and from contracts with the United States Navy that relate to the research and potential application of omni-directional products for military use, and to a lesser extent the sale of omni-directional equipment to defense contractors. The period-to-period results presented and discussed below are not necessarily meaningful comparisons due to the Company’s development stage status, and are not indicative of future results.

Revenues for the three months ended March 31, 2002six Juwere $114,836 compared with $35,963 in revenues for the same period in 2001. Revenues for the 2002 period consisted entirely of contract revenues from the United States Navy. Revenues for the 2001 period consisted of $33,860 in contract revenues from the United States Navy and $2,107 in sales of a non omni-directional product.

Cost of goods sold for the 2002 and 2001 periods were $37,834 and $2,904, respectively. Of the amount for the 2002 period, $7,604 represented parts and $30,230 represented employee salaries. The amount for the 2001 period represented parts and manufacturing costs for the non omni-directional product.$280,050 which

Operating and administrative expenses which includes administrative salaries and overhead for thesix three month periodJune in 2002 totaled $142,364 compared with $220,219 for the same period in 2001. The decrease$340,220 of $77,855 for the 2001 period is principally due to reduced product marketing and promotional expenses and reduced development costs of the omni-directional technology, partially offset by increased professional fees. Income tax benefit is funds received from the State of New Jersey’s technology tax transfer program which is designed to foster technology development in the State of New Jersey. Pursuant to this program, the Company is able to sell its net operating losses and research and development credits as calculated under state law to the other business within the state in exchange for a cash payment equal to approximately 75% of such losses and credits. Income tax benefit accrued for the three month period in 2002 was $16,846 contrasted with $17,409 for the period in 2001.

consisted of administrative salaries and overhead expenses incurred during its development and initial operating phase which represents an increase of $223,353 from the prior six month period ended June 30, 1996. Net loss for the three month period in 2002 applicable to common shareholders was $54,051 or $0.01 per common share, compared with a net loss applicable to common shareholders of $176,725 or $0.03 per common share for the  prior period. ($407,421).

Liquidity and Capital Resources.

--------------------------------------

Since its inception, the Company has financed its operations through the private placement of its common stock. During 2000 and 2001, the Company raised approximately $430,858 and $348,600, respectively, net of offering costs from the private placement of its common stock.June During the three month period in 2002, the Company raised $59,400 net of offering costs from the private placement of 48,000 shares of its common stock. In addition, under the New Jersey tax transfer program discussed above, the Company has received $183,573 since inception.

As of March 31, 2002, the Company’s working capital deficit was $229,726.

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

Total assets, net of accumulated depreciation, totaled $467,956$1,895,587 on March 31, 2002. Total assets, net of accumulated depreciation, totaled $469,546 on December 31, 2001.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securityholders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

None.

(b). Reports on Form 8-K.

On February 6, 2002, the Company filed a report of Form 8-K to report information under Item 5 and Item 7.

On February 22, 2002, the Company filed a report of Form 8-K to report information under Item 7 and Item 9.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AIRTRAX, INC.

Date: May 15, 2002               /s/Peter Amico

                                                  Peter Amico

                                                  President and

                                                  Principal Financial Officer