Form 10QSB
period 2002-06-30
AIRTRAX INC
filed 2002-08-15
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended June 30, 2002.

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

(1). Yes: X  No:

(2). Yes: X  No:

The number of shares issued and outstanding of issuer's common stock, no par value, as of June 30, 2002 was 5,431,237.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

INDEX

Page

Balance Sheets as of June 30, 2002 (unaudited) and

December 31, 2001 (audited)

  3

Statements of Operations and Deficit Accumulated During

Development Stage-Three months ended

June 30, 2002 and 2001

  4

Statements of Operations and Deficit Accumulated During

Development Stage-Six months ended

June 30, 2002 and 2001

  5

Statements of Cash Flows-Six Months Ended

June 30, 2002 and 2001

  6

Notes to Financial Statements

  7

Item 2. Management's Discussion and Analysis

  8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 10

Item 2. Changes in Securities

 10

Item 3. Defaults upon Senior Securities

 10

Item 4. Submission of Matters to Vote of Securityholders

 10

Item 5. Other Information

 10

Item 6. Exhibits and Reports on Form 8-K

 10

Signatures

 10

#

AIRTRAX, INC.

(A Development Stage Company)

BALANCE SHEETS

             June 30, 2002               December 31, 2001

 (Unaudited)

   (Audited)

ASSETS

Current Assets

Cash

$       84,304

$        32,420

Accounts receivable

         16,251

          20,835

Inventory

       254,751

        233,250

Prepaid expenses

           6,938

            6,938

Deferred tax asset

         97,963

          69,786

Total current assets

       460,207

        363,229

Fixed Assets

Office furniture and equipment

         44,671

          44,671

Automotive equipment

         16,915

          16,915

Shop equipment

         20,660

          20,660

Casts and tooling

         91,304

          89,804

       173,550

        172,050

Less, accumulated depreciation

       120,630

        108,454

Net fixed assets

         52,920

          63,596

Other Assets

Patents – net

         40,440

         42,656

Utility deposits

                65

                65

Total other assets

         40,505

         42,721

     TOTAL ASSETS

$     553,632

$     469,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable

$     469,101

$     515,725

Accrued liabilities

         79,646

         68,662

Stockholder note payable

         97,511

         26,111

Total current liabilities

       646,258

       610,498

Stockholders’ Equity

Common stock – authorized, 10,000,000 shares without

   par value; issued and outstanding –                    and

   5,431,237 respectively

    3,077,370

    2,852,895

Preferred stock – authorized, 500,000 shares without

   par value; 275,000 issued and outstanding

         12,950

         12,950

Deficit accumulated during the development stage

  (2,975,994)

   (2,799,845)

Deficit prior to development stage

     (206,952)

      (206,952)

Total stockholders’ equity

       (92,626)

      (140,952)

     TOTAL LIABILITIES AND

          STOCKHOLDER’S EQUITY

$     553,632

$     469,546

See accompanying notes and accountant’s report.

#

AIRTRAX,  INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Three Month Period Ended June 30, 2002 and 2001

(Unaudited)

      May 19, 1997

  (Date of Inception)

                      2002                   2001

   to June 30, 2002

SALES

$    129,730

$      52,463

      $     694,688

COST OF GOODS SOLD

        66,580

          1,222

             275,837

Gross Profit

        63,150

        51,241

             418,851

OPERATING AND ADMINISTRATIVE EXPENSES

      188,209

      215,810

          3,423,099

OPERATING LOSS

    (125,059)

    (164,569)

        (3,004,248)

OTHER INCOME AND (EXPENSE)

Interest expense

       (8,370)

       (9,051)

             (80,963)

Other income

          -

           800

              63,186

NET LOSS BEFORE INCOME TAXES

   (133,429)

   (172,820)

       (3,022,025)

INCOME TAX BENEFIT (STATE):

Current

      11,331

      15,617

             93,078

Prior years

          -

          -

           183,573

Total Benefit

      11,331

      15,617                       276,651

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

$(122,098)            $(157,203)

      (2,745,374)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

        (230,620)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

    $(2,975,994)

NET LOSS PER SHARE – Basic and Diluted

    $(.02)

     $(.03)

See accompanying notes and accountant’s report.

#

AIRTRAX,  INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Six Month Period Ended June 30, 2002 and 2001

(Unaudited)

      May 19, 1997

  (Date of Inception)

                      2002                   2001

   to June 30, 2002

SALES

$    244,566

$      88,430

      $     694,688

COST OF GOODS SOLD

      104,414

          1,222

             275,837

Gross Profit

      140,152

        87,208

             418,851

OPERATING AND ADMINISTRATIVE EXPENSES

      330,573

      438,933

          3,423,099

OPERATING LOSS

    (190,421)

    (351,725)

        (3,004,248)

OTHER INCOME AND (EXPENSE)

Interest expense

     (13,905)

     (16,154)

             (80,963)

Other income

          -

           925

              63,186

NET LOSS BEFORE INCOME TAXES

   (204,326)

   (366,954)

       (3,022,025)

INCOME TAX BENEFIT (STATE):

Current

      28,177

      33,026

             93,078

Prior years

          -

          -

           183,573

Total Benefit

      28,177

      33,026                       276,651

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

$(176,149)            $(333,928)

      (2,745,374)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

        (230,620)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

    $(2,975,994)

NET LOSS PER SHARE – Basic and Diluted

    $(.02)

     $(.03)

See accompanying notes and accountant’s report.

#

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Six Month Periods ended June 30, 2002 and 2001

(Unaudited)

     May 19, 1997

             (Date of Inception)

      2002

     2001                to June 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss

$(176,149)

 $(333,928)

    $(2,745,374)

Adjustments to reconcile net income to net cash

   consumed by operating activities:

Depreciation and amortization

     14,392

       16,590

          147,797

Value of common stock issued for services

     24,973

       18,767

          201,521

Accrual of deferred tax benefit

   (28,177)

      (33,026)

          (97,963)

Changes in current assets and liabilities:

    (Decrease) Increase in accounts payable

        and accrued liabilities

 (105,760)

      (95,162)                622,944

Decrease (Increase) in prepaid expense

       -

          -

            (7,003)

Decrease (increase) in accounts receivable            4,584

       21,428

          (16,251)

    Increase in inventory

   (21,501)                 46,211

        (254,751)

Net Cash Consumed By

     Operating Activities

 (216,118)

   (359,120)

     (2,149,080)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of equipment

    (1,500)

     (18,907)

       (173,550)

Additions to patent cost

       -

           -                       (67,607)

Net Cash Consumed By

      Investing Activities

    (1,500)

     (18,907)

      (241,157)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds of common stock sales

   199,502

    320,801

     2,491,780

Proceeds of sales of preferred stock

        -

         -

          12,950

Proceeds of stockholder loans

     70,000                 1,400

          23,314

Preferred stock dividends paid in cash

        -

     50,000

         (53,503)

Net Cash Provided By

Financing Activities

  269,502               372,201

     2,474,541

Net Increase (Decrease) In Cash

    51,884

      (5,826)

         84,304

Balance at beginning of period

    32,420

     23,663

            -

Balance at end of period

$  84,304

$   17,837

 $      84,304

See accompanying notes and accountant’s report.

#

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. (“the Company”) as of June 30, 2002 and for the three month and six month periods ended June 30, 2002 and 2001, respectively, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter and six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

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

#

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

Results of Operations.

--------------------------

Six Months Ended June 30, 2002 compared with Six Months Ended June 30, 2001.

For the six month period ended June 30, 2002 and comparable period in 2001, the Company was a development stage company and the Company has not engaged in full-scale operations for these periods. The limited revenues for the periods have been derived from sales of a non omni-directional product, and from contracts with the United States Navy that relate to the research and potential application of omni-directional products for military use, and to a lesser extent the sale of omni-directional equipment to defense contractors. The period-to-period results presented and discussed below are not necessarily meaningful comparisons due to the Company’s development stage status, and are not indicative of future results.

Revenues for the six months ended June 30, 2002six Juwere $244,566 compared with $88,430 in revenues for the same period in 2001. Revenues for the 2002 period consisted of $239,366 in contract revenues from the United States Navy and $5,200 in sales of a non omni-directional product. Revenues for the 2001 period consisted of $86,322 in contract revenues from the United States Navy and $2,108 in sales of a non omni-directional product.

Cost of goods sold for the 2002 and 2001 six month periods were $104,414 and $1,222, respectively. Of the amount for the 2002 period, $69,951 represented parts and $34,893 represented employee salaries. The amount for the 2001 period represented parts and manufacturing costs for the non omni-directional product.$280,050 which

Operating and administrative expenses which includes administrative salaries and overhead for thesix six month periodJune in 2002 totaled $330,573 compared with $438,933 for the same period in 2001. The decrease$340,220 of $108,360 from the 2001 period is principally due to reduced product marketing and promotional expenses and reduced development costs of the omni-directional technology, partially offset by increased professional fees. Income tax benefit is funds received from the State of New Jersey’s technology tax transfer program which is designed to foster technology development in the State of New Jersey. Pursuant to this program, the Company is able to sell its net operating losses and research and development credits as calculated under state law to other businesses within the state in exchange for a cash payment equal to approximately 75% of such losses and credits. Income tax benefit accrued for the six month period in 2002 was $28,177 contrasted with $33,026 for the period in 2001.

consisted of administrative salaries and overhead expenses incurred during its development and initial operating phase which represents an increase of $223,353 from the prior six month period ended June 30, 1996. Net loss accumulated during development stage for the six month period in 2002 applicable to common shareholders was $176,149 or $0.02 per common share, compared with a net loss applicable to common shareholders of $333,928 or $0.03 per common share for the prior period. ($407,421).

Liquidity and Capital Resources.

--------------------------------------

Since its inception, the Company has financed its operations through the private placement of its common stock. During 2000 and 2001, the Company raised approximately $430,858 and $348,600, respectively, net of offering costs from the private placement of its common stock.June During the six month period in 2002, the Company raised $199,502 net of offering costs from the private placement of 48,000 shares of its common stock. During this period in 2002, the Company received a shareholder loan in the amount of $70,000 which is due upon demand. In addition, under the New Jersey tax transfer program discussed above, the Company has received $183,573 since inception.

As of March 31, 2002, the Company’s working capital deficit was $186,051.

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

Total assets, net of accumulated depreciation, totaled $553,632$1,895,587 on June 30, 2002. Total assets, net of accumulated depreciation, totaled $469,546 on December 31, 2001.

#

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securityholders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

None.

(b). Reports on Form 8-K.

On June 27, 2002, the Company filed a report of Form 8-K to report information under Item 5 and Item 7.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AIRTRAX, INC.

Date: August 14, 2002               /s/Peter Amico

                                                  Peter Amico

                                                  President and

                                                  Principal Financial Officer

#