Form 10QSB
period 2002-09-30
AIRTRAX INC
filed 2002-11-14
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended September 30, 2002.

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

(1). Yes: X  No:

(2). Yes: X  No:

The number of shares issued and outstanding of issuer's common stock, no par value, as of September  30, 2002 was 6,117,960.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

INDEX

Page

Balance Sheets as of September 30, 2002 (unaudited) and

December 31, 2001 (audited)

  3

Statements of Operations and Deficit Accumulated During

Development Stage-Nine months ended

September 30, 2002 and 2001

  4

Statements of Operations and Deficit Accumulated During

Development Stage-Nine months ended

September 30, 2002 and 2001

  5

Statements of Cash Flows-Nine Months Ended

September 30, 2002 and 2001

  6

Notes to Financial Statements

  7

Item 2. Management's Discussion and Analysis

  8

Item 4. Controls and Procedures.

  9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 10

Item 2. Changes in Securities

 10

Item 3. Defaults upon Senior Securities

 10

Item 4. Submission of Matters to Vote of Securityholders

 10

Item 5. Other Information

 10

Item 6. Exhibits and Reports on Form 8-K

 10

Signatures

 10

AIRTRAX, INC.

(A Development Stage Company)

BALANCE SHEETS

         September 30, 2002           December 31, 2001

 (Unaudited)

   (Audited)

ASSETS

Current Assets

Cash

$       51,344

$        32,420

Accounts receivable

         61,489

          20,835

Inventory

       291,709

        233,250

Prepaid expenses

       219,021

            6,938

Deferred tax asset

       110,776

          69,786

Total current assets

       734,339

        363,229

Fixed Assets

Office furniture and equipment

         45,051

          44,671

Automotive equipment

         33,503

          16,915

Shop equipment

         22,155

          20,660

Casts and tooling

         97,554

          89,804

       198,263

        172,050

Less, accumulated depreciation

       126,718

        108,454

Net fixed assets

         71,545

          63,596

Other Assets

Patents – net

         39,332

         42,656

Utility deposits

                65

                65

Total other assets

         39,397

         42,721

     TOTAL ASSETS

$     845,281

$     469,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable

$     385,153

$     515,725

Accrued liabilities

         84,526

         68,662

Stockholder note payable

         92,736

         26,111

Total current liabilities

       562,415

       610,498

Stockholders’ Equity

Common stock – authorized, 10,000,000 shares without

   par value; issued and outstanding – 6,117,960 and

   5,431,237 respectively

    3,571,369

    2,852,895

Preferred stock – authorized, 500,000 shares without

   par value; 275,000 issued and outstanding

         12,950

         12,950

Deficit accumulated during the development stage

   (3,094,501)

   (2,799,845)

Deficit prior to development stage

      (206,952)

      (206,952)

Total stockholders’ equity

       282,866

      (140,952)

     TOTAL LIABILITIES AND

          STOCKHOLDER’S EQUITY

$     845,281

$     469,546

See accompanying notes and accountant’s report.

AIRTRAX,  INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Three Month Period Ended September 30, 2002 and 2001

(Unaudited)

      May 19, 1997

  (Date of Inception)

                      2002                   2001

              to September 30, 2002

SALES

$    167,119

$      41,479

      $     861,807

COST OF GOODS SOLD

        46,889

          5,030

             322,726

Gross Profit

      120,230

        36,448

             539,081

OPERATING AND ADMINISTRATIVE EXPENSES

      243,110

      134,217

          3,666,209

OPERATING LOSS

    (122,880)

      (97,768)

        (3,127,128)

OTHER INCOME AND (EXPENSE)

Interest expense

       (8,440)

       (6,841)

             (89,403)

Other income

          -

      50,000

              63,186

NET LOSS BEFORE INCOME TAXES

   (131,320)

     (54,609)

       (3,153,345)

INCOME TAX BENEFIT (STATE):

Current

      12,813

        4,916

           105,891

Prior years

          -

          -

           183,573

Total Benefit

      12,813

        4,916                       289,464

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

$(118,507)            $  (49,693)

      (2,863,881)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

         (230,620)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

    $(3,094,501)

NET LOSS PER SHARE – Basic and Diluted

    $(.02)

     $(.01)

Average number of shares outstanding

  5,792,403

  5,348,849

See accompanying notes and accountant’s report.

AIRTRAX,  INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Nine Month Period Ended September 30, 2002 and 2001

(Unaudited)

      May 19, 1997

  (Date of Inception)

                      2002                   2001

              to September 30, 2002

SALES

$    411,685

$    129,909

      $     861,807

COST OF GOODS SOLD

      151,303

          6,253

             322,726

Gross Profit

      260,382

      123,656

             539,081

OPERATING AND ADMINISTRATIVE EXPENSES

      573,683

      573,149

          3,666,209

OPERATING LOSS

    (313,301)

    (449,493)

        (3,127,128)

OTHER INCOME AND (EXPENSE)

Interest expense

     (22,345)

     (22,995)

             (89,403)

Other income

          -

      50,925

              63,186

NET LOSS BEFORE INCOME TAXES

   (335,646)

   (421,563)

       (3,153,345)

INCOME TAX BENEFIT (STATE):

Current

      40,990

      37,942

           105,891

Prior years

          -

          -

           183,573

Total Benefit

      40,990

      37,942                       289,464

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

$(294,656)            $(383,621)

      (2,863,881)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

         (230,620)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

    $(3,094,501)

NET LOSS PER SHARE – Basic and Diluted

    $(.05)

     $(.08)

Average number of shares outstanding

  5,626,903

  5,274,913

See accompanying notes and accountant’s report.

#

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Month Periods ended September 30, 2002 and 2001

(Unaudited)

     May 19, 1997

             (Date of Inception)

      2002

     2001          to September 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss

$(294,656)

 $(383,621)

    $(2,863,881)

Adjustments to reconcile net income to net cash

   consumed by operating activities:

Depreciation and amortization

      21,588

       24,885

          154,993

Value of common stock issued for services

    162,890

       18,767

          339,438

Accrual of deferred tax benefit

    (40,990)

      (37,942)

        (110,776)

Changes in current assets and liabilities:

    (Decrease) Increase in accounts payable, and

        accrued liabilities

  (114,708)

        (8,854)                543,876

(Increase) in prepaid expense

         -

          -

            (7,003)

(Increase) Decrease in accounts receivable          (40,654)

       16,787

          (61,489)

    (Increase) Decrease in inventory

    (58,459)                24,455

        (291,709)

Net Cash Consumed By

     Operating Activities

 (364,989)

   (345,523)

     (2,296,551)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of equipment

  (26,213)

     (24,306)

       (198,263)

Additions to patent cost

       -

           -                       (67,607)

Net Cash Consumed By

      Investing Activities

  (26,213)

     (24,306)

      (265,870)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds of common stock sales

  343,501

     347,301

     2,635,779

Proceeds of sales of preferred stock

        -

          -

          12,950

Proceeds of stockholder loans

    66,625                   2,100

          18,539

Preferred stock dividends paid in cash

        -

         -

         (53,503)

Net Cash Provided By

Financing Activities

  410,126               349,401

     2,613,765

Net Increase (Decrease) In Cash

    18,924

    (20,428)

         51,344

Balance at beginning of period

    32,420

     23,663

            -

Balance at end of period

$  51,344

$     3,235

 $      51,344

Supplemental Disclosure of Cash Flows Information:

Cash paid for interest was $20,245 and $6,141, respectively, during the 2002 and 2001 periods.  There was no cash paid for income taxes during either period.

See accompanying notes and accountant’s report.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. (“the Company”) as of September 30, 2002 and for the three month and nine month periods ended September 30, 2002 and 2001, respectively, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

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

Results of Operations.

--------------------------

Nine Months Ended September 30, 2002 compared with Nine Months Ended September 30, 2001.

For the nine month period ended September 30, 2002 and comparable period in 2001, the Company was a development stage company and the Company has not engaged in full-scale operations for these periods. The limited revenues for the periods have been derived from sales of a non omni-directional product, and from contracts with the United States Navy that relate to the research and potential application of omni-directional products for military use, and to a lesser extent the sale of omni-directional equipment to defense contractors. The period-to-period results presented and discussed below are not necessarily meaningful comparisons due to the Company’s development stage status, and are not indicative of future results.

Revenues for the nine months ended September 30, 2002six Juwere $411,685 compared with $129,909 in revenues for the same period in 2001. Revenues for the 2002 period consisted of $379,061 in contract revenues from the United States Navy and $32,597 in sales of a non omni-directional product. Revenues for the 2001 period consisted of $127,801 in contract revenues from the United States Navy and $2,108  in sales of a non omni-directional product.

Cost of goods sold for the 2002 and 2001 nine month periods were $151,303 and $6,253, respectively. Of the amount for the 2002 period, $61,751 represented parts and $89,552 represented employee salaries. The amount for the 2001 period represented parts and manufacturing costs for the non omni-directional product.$280,050 which

Operating and administrative expenses which includes administrative salaries and overhead for thesix nine month periodJune in 2002 totaled $573,683 compared with $573,149 for the same period in 2001. The slight decrease$340,220 from the 2001 period is principally due to reduced product marketing and promotional expenses and reduced development costs of the omni-directional technology, partially offset by increased consulting fees. Income tax benefit is funds received from the State of New Jersey’s technology tax transfer program which is designed to foster technology development in the State of New Jersey. Pursuant to this program, the Company is able to sell its net operating losses and research and development credits as calculated under state law to other businesses within the state in exchange for a cash payment equal to approximately 75% of such losses and credits. Income tax benefit accrued for the six month period in 2002 was $28,177 contrasted with $33,026 for the period in 2001.

consisted of administrative salaries and overhead expenses incurred during its development and initial operating phase which represents an increase of $223,353 from the prior six month period ended June 30, 1996. Net loss accumulated during development stage for the nine month period in 2002 applicable to common shareholders was $294,656 or $0.05 per common share, compared with a net loss applicable to common shareholders of $383,621 or $0.08 per common share for the prior period. ($407,421).

Liquidity and Capital Resources.

--------------------------------------

Since its inception, the Company has financed its operations through the private placement of its common stock. During 2000 and 2001, the Company raised approximately $430,858 and $348,600, respectively, net of offering costs from the private placement of its common stock.June During the nine month period in 2002, the Company raised $343,501 net of offering costs from the private placement of 312,834 shares of its common stock. During this period in 2002, the Company received a shareholder loan in the amount of $66,625 which is due upon demand. In addition, under the New Jersey tax transfer program discussed above, the Company has received $183,573 since inception.

As of September 30, 2002, the Company’s working capital was $171,924.

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

Total assets, net of accumulated depreciation, totaled $845,281$1,895,587 on September 30, 2002. Total assets, net of accumulated depreciation, totaled $469,546 on December 31, 2001.

Item 3. Controls And Procedures.

(a)

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b)

Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securityholders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

None.

(b). Reports on Form 8-K.

On August 6, 2002, the Company filed a report of Form 8-K to report information under Item 5 and Item 7.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AIRTRAX, INC.

Date: November 14, 2002               /s/Peter Amico

                                                  Peter Amico

                                                  Chairman,

                                                  Principal Executive Officer and

                                                  Principal Financial Officer

CERTIFICATION

I, Peter Amico, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Airtrax, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Peter Amico

Chairman, President and

Chief Financial Officer