Form 10KSB
period 2002-12-31
AIRTRAX INC
filed 2003-04-15
CIK 1081372

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2002

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

State issuer's revenues for the most recent fiscal year. $551,122

As of March 31, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates as approximately $4,604,126. This calculation is based upon the average bid price of $1.10 and asked price of $1.15 of the common stock on such date.

The number of shares issued and outstanding of issuer's common stock,

no par value, as of December 31, 2002 was 6,247,730.

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

On a four-wheel omni-directional vehicle employing the Company's technology, each wheel has a separate electric motor, and the unit is capable of traveling in any direction. The motion of the vehicle is controlled by coordinating all four wheels through a microprocessor that receives input from an operator-controlled joystick. The joystick controls all vehicle movement (starting, steering, and stopping). The framework of the Company's omni-directional forklift consists primarily of a steel frame mobilized with four omni-directional wheels. The electric motor for each wheel turns its own wheel hub. Each wheel hub is encircled with multiple tapered rollers that are offset 45 degrees. The tapered rollers, covered with polyurethane, are extremely durable. By independently controlling the rotation of each wheel, the vehicle has the capability of traveling in any direction. The technology allows the vehicle to move forward, laterally, diagonally, or completely rotate within its own footprint, thereby allowing it to move into confined spaces without difficulty. The navigational options of an omni-directional vehicle are virtually limitless. The omni-directional wheel can be manufactured in almost any size depending upon the application. For instance, management believes the wheel can be used on miniature vehicles or massive load-carrying vehicles.

Presently, the Company has constructed four pilot forklifts which incorporate the Company’s omni-directional technology.

EXISTING AND PROPOSED PRODUCTS.

ATX Omni-Directional Forklift.

The Company anticipates that its omni-directional ATX forklift will be available with rated lift capacities ranging from 3000 through 6000 pounds.

ATX Forklift.   The Company’s ATX forklift will featuring its revolutionary omni-directional technology. As described above, conventional steering racks and foot petals are non-existent allowing impediment free ingress and egress. This forklift will deliver unequaled maneuverability providing significantly improved operating efficiencies in the materials handling industry. This model is expected to retail at prices similar to high end, comparably sized standard forklifts. The Company expects the retail price of the ATX forklift (3000 pound capacity rated) to be less that $30,000 per unit. The retail price of a similar rated, standard (non-omni-directional) forklift ranges from $16,000 to $31,000 per unit. Other specialty forklifts, that are multi-directional sell for $42,000 and greater, and vehicles considered very narrow aisle, are priced at approximately $75,000 and greater per unit. The Company believes that, due to its unique features, the omni-directional forklift will support a price point slightly higher than the average selling price of a conventional forklift.

Omni-Directional Aerial Work Platform.

The Company has constructed a pilot version of an aerial work platform using the Company’s omni-directional technology. The product contains features presently unavailable on conventional aerial work platforms. For example, similar to the Company’s fork-lift, the work platform movement is controlled by a joystick. Movement to a particular spot or location at a job site can be accomplished easily due to the omni-directional technology, thereby eliminating the back and forth positioning typically associated with conventional platforms. Company designed control systems allow the operator to move at very regulated acceleration and speed, virtually eliminating operator error. The machine can climb over obstacles that would impede other machines. The Company believes that, similar to its forklift, the improved functionality of the work platform will result in increased productivity at the job-site. The Company will require additional funds to complete additional design work and to launch its production. Any efforts on the work platform will be delayed until the Company has launched its ATX forklift. The Company cannot predict whether it will be able to successfully develop this product.

Omni-directional Wheelchair.

Over 43 million disabled and aging Americans are protected by the Americans with Disabilities Act of 1990 (ADA). This law became effective in 1991, and now requires businesses with over 15 employees to comply with specifications which enable persons with disabilities access buildings. As a result of increased physical access, the Company believes that persons with disabilities will experience an increased number of employment and other opportunities. The Company has conducted a preliminary design of an omni-directional wheel for wheelchair applications. Based upon the preliminary design, the Company believes that it can retail  an omni-directional wheelchair for under $6,000. Wheelchair pricing ranges from $3,500 for a standard unit to $30,000 for units with improved functionality such as stair climbing capability.

The Company will require additional funds to complete a structural and ergonomic design of a proto-type wheelchair, and to construct the proto-type for further evaluation and testing. The Company can not predict whether it will be able to successfully develop this product.

Military Products.

During 1999, the Company was awarded a Phase I research contract under the Department of Defense's Small Business Innovation Research program (SBIR) to develop an omni-directional Multiple Purpose Mobility Platform (MP2). Under the Phase I base contract, the Company studied the application of the omni-directional technology for military use and was supervised by the Naval Air Warfare Center Aircraft Division in Lakehurst, New Jersey. The contemplated use includes the installation of jet engines on military aircraft and the transportation of munitions and other military goods. The Company completed the Phase I base contract in 1999 and was subsequently awarded a Phase I option from NAWC to further define the uses of the MP2. In July 2000, the Company was awarded a Phase II research contract under the SBIR program. Under the Phase II contract, the Company is studying the feasibility of the MP2 for military purposes, and will culminate with the construction of one or more proto-type devices. This contract (with the option) will not exceed 42 months projects contract revenues ranging from $750,000 to $1 million. Through December 31, 2002, the Company has received approximately $700,000 in revenues from the Phase II contract, and has completed the central review design of the MP2. A completed proto-type MP2 is expected to be delivered to the US Navy during the second half of 2003.. The Company has been advised by the US Navy that a non-SBIR sponsor (within a segment of the US Navy) for the MP2 program must be identified before a Phase II option is exercised and a Phase III contract is awarded.  Although management believes the underlying omni-directional technology for the proposed MP2 has significant potential for both commercial and military applications, the Company cannot predict whether any appreciable sales beyond the Phase II contract will result from the SBIR program.

During 2002, a team consisting of General Dynamics Armament Systems of Burlington, Vermont, Lockheed Martin and the Company along with several other contractors was selected for a contract award by the U.S. Office of Naval Research. The contract relates to a semi-autonomous omni-directional, material-handling robot that can move cargo from the topside of a Navy vessel to spaces within the ship with minimal human oversight. The Company received the subcontract from General Dynamics during April 2002. The contract was estimated to be approximately $3.3 million, consisting of base award of approximately $300,000, with the balance to be awarded at the option of the US Navy. As of December 31, 2002, the prime contract has been completed, for which the Company received the sum of $55,000 for its performance; however, the US Navy has not exercised its option for the balance of the contract. The Company cannot predict whether the US Navy will exercise the option for the balance of the contract or whether the Company will receive any additional funds from the contract.

Other Products.

Since 1995, the Company and its predecessor have manufactured and sold a non omni-directional  helicopter ground-handling device. Sales to date have been limited, and management believes that future sales will be insignificant. In addition, the Company has a patent on an omni-directional ground-handling device, however, it does not expect to develop this product at this time.

During 2000, the Company completed a feasibility study for a hybrid power supply module for forklifts and other battery powered mobility machines. It is designed to replace a standard battery enabling operation on either gas or battery power. The module will consist of a generator coupled to a specially designed battery with micro-processor controls. Its unique hybrid feature will enable a forklift to be powered indoors by battery without noise or exhaust pollution, and by gas in non-pollution sensitive areas. The battery is designed to re-charge during fossil fuel use thereby eliminating re-charging downtime customarily experienced by battery-powered forklifts. The Company has filed a patent application for the unique features of the hybrid power module. The further development of this product will be subject to available funds necessary to complete an engineering design of the module; consequently, the Company cannot predict whether it will be able to successfully develop this product.

CURRENT OPERATIONS.

Since 1995, substantially all of the Company's resources and operations have directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of its components, including the unique shaped wheels, motors, and frames, have been specially designed by the Company and specially manufactured. Four pilot models of the commercial omni-directional forklift are currently operational. Additional internal testing and component refinement will be required prior to commercial production and sale. Testing by Underwriters Laboratory (UL), and by the Company and final testing to meet the stability standards of the American National Standards Institute (ANSI B56) also will be required. The Company anticipates that required testing will occur within 90 days from the completion of the commercial production vehicles that will be used for the testing, as the above testing must be performed on vehicles manufactured at the final assembly facility.  However, the establishment of production and commercial sale, which includes the developing its dealer network and product advertising, of its ATX forklift will be contingent upon the receipt of funds for working capital as described in Management's Discussion and Analysis herein. Although management does not anticipate any material functionality defects during the final test period, the results of additional testing and component refinement may delay the initiation of product sales. Initial sales of the ATX forklift will be limited to 3,000 pound capacity rated models. Delivery of initial orders is anticipated to occur within 12 to 16 weeks from placement.

MANUFACTURING AND SUPPLIERS.

As of December 31, 2002, the Company has not entered into a formal agreement for assembly and initial rollout of its forklift. On April 8, 2003, the Company announced that the first frames for its ATX forklift previously ordered from Crane and Machinery, Inc., Bridgeview, Illinois are scheduled for completion early May 2003. Crane & Machinery will provide components, such as the frames and overhead guards, as well as assemble the ATX forklift at their Illinois facility in accordance with Airtrax specifications. The parties have not entered into a formal agreement; rather, they will work under the terms of written purchase orders. Parts and assemblies for the first commercial models are being procured from other vendors. A pilot production run of forklifts will commence at the Illinois facility after the frames and modifications are completed. The pilot run will refine the assembly line, help develop procedures, and incorporate inventory control and quality assurance. Management anticipates that the pilot run of forklifts should be completed in mid 2003. The Company plans to create the framework for rapidly scalable production capacity, initially sized for nominal monthly production but capable of ramping up for anticipated demand before year's end. The Company will be required to raise additional funds in order to complete this pilot production run, as well as to scale up its forklift production  (See “Management’s Discussions and Analysis” for a discussion of the necessary funds to commence initial production).

Components for the Company's forklifts consist of over the counter products and proprietary products that have been specially designed and manufactured by various suppliers in collaboration with the Company. The Company believes that continual refinements of certain components will occur during the first six months of initial production in response to user feedback and additional product testing. The Company will strive to improve product functionality which may require additional refinements in the future. The need for additional refinements on a continuing basis may slow projected product sales.

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

DISTRIBUTION AND PRODUCT MARKETING.

The Company intends to establish a national and international dealer network to sell its fork-lift product line to existing equipment dealers. However, the Company may directly to select national and international accounts, such as Home Depot and Lowe’s.

During the past two years, in anticipation of commercial production, the Company solicited interest from targeted dealers nationwide, and in certain instances, received contracts from a number of these dealers. Given the delay in the establishment of commercial production, the Company will be required to re-establish or establish arrangements with these and other dealers, as the case may be. Targeted dealers will consist of selected premier forklift dealers, currently selling other forklift products. The dealer network will consist of dealers who have substantial market share in the US, with a history of being able to sell and repair forklifts and/or related material handling solutions. Most of the targeted dealers are significant sized entities, numerous having annual sales in excess of $100 million. Dealer solicitation will occur upon the commencement of a commercial production schedule.

Each dealer will be granted a designated territory, and will be required to purchase a number of forklifts commensurate with the size of its territory. The Company expects to provide a sales incentive to dealers through an aggressive pricing structure. Typically, a dealer will earn a commission ranging from $500 to $1,000 on the sale of a competitive fork-lift. The Company’s pricing structure will enable the dealer to receive commissions from $3,500 to $6,000 per unit.

The Company intends to use trade shows and print and television media to advertise and promote its omni-directional products. Print media will include advertisements in national and international publications such major material equipment handling magazines, and direct mailings to targeted distributors and end-users. Heavy equipment is rarely, if at all, advertised on television. However, the Company believes that television will provide an effective media for its product, due to its unique attributes. The Company believes that due to the current economic conditions, it will be able to capitalize on favorable advertising pricing. The Company also expects to be an exhibitor at industry trade shows for time to time, including the bi-annual ProMat show located in Chicago, Illinois.

FACILITIES.

The Company maintains its administrative offices at 870B Central Avenue, Hammonton, New Jersey 08361 on premises owned by the Company’s President. As of December 31, 2002, the arrangement between the parties has been rent-free. In addition, the Company maintains limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to the Company. As of December 31, 2002, the arrangement between the parties has been rent-free. Effective February 1, 2003, the Company has agreed to pay H&R Industries a rental fee of $3,000 per month and has the option to pay in cash or in the form of common stock.

MARKETS

Forklifts.

The Company's initial market focus will be directed to the forklift market. The Company believes the commercial version of the omni-directional forklift will revolutionize the materials handling and warehousing industries creating potential markets globally. Industry data indicates that during 1998 approximately 174,000 and 550,000 units were sold in the United States and worldwide, respectively (Modern Materials Handling). Based upon an average per unit sale price of $28,500 (Company estimate), the total market in the United States would approximate $5 billion in 1998. This amount represents sales of a broad range of vehicles with price ranges from  $18,000 to $27,500 for a standard 3000 pound rated vehicle to $75,000 or greater for specialty narrow aisle or side loaders. Of the total market, management expects to compete with mid-range electrical and gas powered riders, and some specialty narrow aisle or side loaders.

Man Lifts.

Man lifts are used in the construction and warehousing industries, and are ideally suited for omni directional technology. According to data provided by the United States Department of Commerce, this market consists of approximately $1.2 billion in annual sales. Man lifts range in size from single user lifts to large off road machines. Of the total market, the Company expects to compete with a range of indoor man lifts.

COMPETITION

The Company expects to confront competition from existing products, such as standard and “very narrow aisle”(VNA) forklifts, and from competing technologies. Competition with standard forklifts, which retails from $16,000 to $31,000, will be on the basis of utility, price, and reliability. The Company believes that it will compete favorably with a standard forklift for reliability, and that a purchase decision will be based upon weighing the operational advantages of the Company’s products against its higher purchase price. VNA and sideloader forklifts retail at $75,000 or greater. While the Company’s ATX forklift cannot be considered “very narrow aisle”, it can perform “narrow aisle” functions at a significantly less cost. The Company also is aware of multi-directional forklifts now being offered by other manufacturers that retail from $42,000 and higher for the standard version. These newer products have improved operational features, however, they are unable to travel in all directions, and hence are not omni-directional. These machines have to stop, turn all four wheels, and then proceed to drive in the sideward direction. Despite these improved operational features, management believes these manufacturers have adhered to older conventional methods and have added a substantial amount of parts to their forklifts to achieve improved functionality, which contrasts with the design and features of the Company’s product as discussed previously herein. Therefore to that extent, the Company believes that it maintains a competitive advantage to these newer products.

The Company recognizes that many of these manufacturers are subsidiaries of major national and international equipment companies, and have significantly greater financial, engineering, marketing, distribution, and other resources than the Company. In addition, the patent on omni-directional technology expired in 1990. Although the Company has received patent protection for certain aspects of its technology, no assurances can be given that such patent protection will effectively thwart competition.

PATENTS AND PROPRIETARY RIGHTS.

In January 2002, the Company received a US patents (#6,340,065 and #6,394,203) encompassing certain aspects of the omni-directional wheel with features specific to the forklift. The Company also has two divisional patent applications pending relating to other aspects of its technology. The Company expects to make future patent applications relating to various other aspects of its omni-directional technology. The Company also has filed a patent application for its power module.  The Company also has made a preliminary filing for foreign patent protection comporting with the patent application filed in the United States. At this time, no foreign patents have been issued for any of the Company’s technology. In December 1997, the Company was awarded a patent for an omni-directional helicopter ground-handling device.

The Company also seeks to protect its proprietary technology through exclusive supply contracts with manufacturers for specially designed and manufactured components.

PRODUCT LIABILITY.

Due to nature of the Company's business, the Company may face claims for product liability resulting from the use or operation of the Company's forklifts or other products.

Presently, the  Company  does not maintain any product liability insurance.  It intends to obtain such insurance commensurate with the initial shipment of its omni-directional forklifts.

EMPLOYEES.

As of December 31, 2002, the Company has five employees which includes its President and Executive Vice President, and engages consultants from time to time. The Company  has  no collective bargaining  agreements with  its  employees and believes its relations with its employees are good.

Item 2. Description of Property.

The Company maintains its administrative offices at 870B Central Avenue, Hammonton, New Jersey 08361 on premises owned by the Company’s President. As of December 31, 2002, the arrangement between the parties has been rent-free. In addition, the Company maintains limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to the Company. As of December 31, 2002, the arrangement between the parties has been rent-free. Effective February 1, 2003, the Company has agreed to pay H&R Industries a rental fee of $3,000 per month and has the option to pay in cash or in the form of common stock.

Item 3. Legal Proceedings.

On August 16, 2001, a supplier filed a complaint against the Company in Superior Court of New Jersey, Cumberland County alleging non payment of goods delivered to the Company. On January 3, 2002, a judgment was entered into against the Company in this matter in the amount of approximately $35,000. The parties have agreed to settle the matter with the Company required to make a minimum regular payments on the account. As of December 31, 2002, the amount  owed the plaintiff was $11,863.33.

During May 2002, the Company signed an agreement with a broker/dealer to provide investment banking and financial advisory services, which included fund raising on behalf of the Company. Under the agreement, the broker/dealer was entitled to receive stock warrants exercisable into 450,000 shares of common stock of the Company during a four-year term at an exercise price of approximately $1.75 per share. A dispute has arisen between the parties regarding the agreement and its performance. The Company has asserted that the third party induced the Company to enter into the agreement through material misstatements and has not otherwise performed its services under the agreement. The Company believes that the third party is not entitled to the stated compensation, and has not issued the stock warrant to the third party.

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

2002

Low Bid

High Bid

1st Quarter

$0.75

$3.00

2nd Quarter

  0.75

  2.00

3rd Quarter

  0.90

  2.25

4th Quarter

  1.01

  2.00

As of December 31, 2002, there are 849 shareholders of record of the Company's common stock.  Although there are no restrictions on  the  Company's  ability  to  declare  or pay dividends, the Company has not  declared  or  paid  any  dividends  since its inception' and  does not  anticipate  paying  dividends  in the future.

The Company’s Equity Compensation Plan Information is set forth below.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	N/A	-0-
Equity compensation plans not approved by security holders (2)	75,000(1)	Not Determinable(2)	50,000(3)
Total	75,000(1)	Not determinable(2)	50,000(3)

(1). The amount reflects 50,000 shares of common stock of the Company issuable to Mr. Peter Amico under his employment agreement, the term of which is one year expiring June 30, 2003, and 25,000 shares of common stock of the Company issuable to Mr. Barney Harris under his employment agreement, the term of which is five years expiring July 14, 2004.

(2). The option for 50,000 shares of common stock of the Company held by Mr. Amico under his employment agreement are exercisable for a total consideration of $0.01.  The annual options for 25,000 shares of common stock of the Company held by Mr. Harris are exercisable as follows; 2,500 shares are exercisable for a total consideration of $1.00, 10,000 shares are exercisable at 35% of the lowest price paid for the stock in the 30 day period preceding exercise, and 12,500 shares are exercisable at 17.5% of the lowest price paid for the stock in the 30 day period preceding exercise. The options of Mr. Harris have not been exercised as of December 31, 2002 and the prices are not determinable.

(3). The amount reflects shares of common stock issuable to Mr. Barney Harris for the remaining two years of his employment agreement at 25,000 per year, and does not include any additional shares of common stock allocable to Mr. Amico’s contract, the term of which is one year expiring June 30, 2003.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following  discusses  the financial results of the Company for the periods indicated.

Results of Operations

Fiscal year end 2002 compared with fiscal year end 2001.

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

Revenues  for  fiscal 2002 were $551,122 representing an increase of $330,835 from  revenues of  $220,287 for the 2001 period.  Revenues for the 2002 period consisted of $5,686 in sales of a non omni-directional  parts, $551,122 in contract revenues from the United States Navy, and $54,778 in sub-contract revenue.  Revenues for the 2001 period consisted of $2,096 in sales of a non omni-directional  product and $218,191 in contract revenues from the United States Navy.

Cost  of  sales  for  2002  was $207,665 which  reflects an increase of $99,753 from $107,912 in 2001. Cost of sales consists of principally of salaries and material incurred in connection with the performance of the contract with the US Navy and sub-contract work.

Operating  and  administrative  expenses  which  includes administrative salaries,  depreciation  and  overhead  for  the  2002  period totaled $1,014,406 which represents an increase of $47,511 from $966,895 incurred in  2001. The increase is due primarily to consulting fees paid to various third parties in the form of common stock and development costs for its omni-directional technology. Interest expense payable to third party suppliers totaled $33,174 for the 2002 period, representing an increase of $4,966 from $28,208 for the 2001 period. In 2002, the Company received $4,215 in other income, which contrasts with $50,925 for the prior period. The amount in 2001 reflects a non-refundable deposit in the amount of $50,000 received from a prospective manufacturer which was forfeited by the manufacturer, with the balance allocated to interest income. In 2002, the Company received $59,292 from the sale of its net operating losses and tax credits (as described further in Liquidity and Capital Resources below). This amount contrasts with $64,901 received during 2001.

The accumulated loss for 2002 was $640,616 or a loss of $0.12 per share contrasted with a loss of $831,803 or a loss of $0.16 per share for 2001.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the private placement of its common stock. During 1999 and 2000, the Company has raised net of offering costs, $872,268 and $430,858, respectively. During 2002, and 2001, the Company raised net of offering costs $396,630 and $348,600, respectively.

As of December 31, 2002, the Company's working capital deficit was $83,168.

During 2000, the Company was approved by the State of New Jersey for its technology tax transfer program pursuant to which the Company could sell its net operating losses and research and development credits as calculated under state law. During 2000, the Company received $122,561 for losses and credits that accrued through December 31, 1999. During 2002 and 2001, the Company received $59,292 and $64,901, respectively from the sale of its losses and credits  (see Note 6 to financial statements).

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising in anticipation of the rollout of its omni-directional forklift. The Company is seeking to commence an initial production run of its ATX forklift in the second or third quarter of 2003. Funds required to initiate this production run are estimated to be $1,000,000. Of the total amount, $600,000 is allocated for manufacturing and parts inventory of approximately 20 forklifts, $120,000 for tooling costs, $100,000 for testing costs, with the balance allocated as working capital. Working capital expenditures represent general operating expenditures, including payments of existing payables and salaries of employees. The Company expects to recognize lower per unit manufacturing and part costs due to volume discounts, as well as lower per unit shipping costs as it transitions from the initial production run to full-scale production. The Company intends to fund this initial production run, as well as its subsequent operations through the issuance of equity and/or debt securities. Presently, the Company is seeking capital from one or more funding sources; however, at this time no arrangement has been finalized. No assurances can be given that the Company will be successful in obtaining sufficient capital to fund this initial production run or its ongoing operations. If the Company is unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on the Company and its business prospects.

Fixed assets, net of accumulated depreciation, totaled $73,839 on December 31, 2002.

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

NEED FOR ADDITIONAL CAPITAL. The Company will require additional capital immediately and long term to meet its ongoing operating requirements. The immediate need includes funds to complete the final testing of its pilot model forklifts. In the future, in order to initiate full-scale production, the Company will require significant funds for inventory, manufacturing costs and for other working capital needs.  The Company intends to raise the capital through a private or public financing of debt or equity. Presently, the Company has no commitment for any such funding. The Company can not predict whether it will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The inability to obtain such financing will have a material adverse affect on the Company.

LACK OF COMMERCIAL PRODUCT. The Company has developed pilot versions of its unique, omni-directional forklift. The commercial introduction of the product is subject, however, to additional testing and component refinement. Due to the unique performance attributes of the forklift, the forklift will undergo a series of unprecedented tests relating to these attributes. Although management has performed substantially all of these tests or is otherwise confident of the performance capabilities of the forklift. In addition, the Company’s product must be sufficiently durable to withstand the day-to-day rigors of its anticipated work environment. As stated above, although the Company has conducted numerous tests, the product has not been subjected to the normal day-to-day usage typically required of forklifts. Therefore, it is conceivable that final testing, or durability issues after prolonged use, could result in component refinement or redesign, which could delay the commercial introduction or continued sale of the forklift.

LACK OF A DETERMINED PRODUCT PRICES AND IMPACT ON PROFIT MARGINS. The Company is assessing present and projected component pricing in order to establish a pricing policy for the ATX forklifts. The Company has not completed its assessment as current prices for certain forklift components reflect special development charges which are expected to be reduced as order volume for such components increase and as manufacturing efficiencies improve. The Company intends to price its forklifts so as to maximize sales yet provide sufficient operating margins. Given the uniqueness of its product, the Company is uncertain of its pricing sensitivity in the market. Consequently, the pricing policy for its forklifts may be subject to change, and actual sales or operating margins may be less than projected.

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

FEATURES OF PREFERRED STOCK. The Company has 275,000 shares of preferred stock outstanding that are held by an affiliate of the President. The stock carries a 10 for 1 voting right and a stated value of $5.00 per share. The preferred stock carries a liquidation preference equal to the stated value and an annual, cumulative dividend of five percent, in preference to the common shareholders. In addition, the holder may elect to receive the dividend in the form of common stock at a deep discount to the market price (see Item 12 Certain Relationships and Related Transactions). In addition, 225,000 shares of preferred stock remain authorized and unissued, however, they are subject to rights, privileges and preferences determined by the Board of Directors. These shares of preferred stock, if and when issued, could create dilution to existing shareholders, or impose financial requirements on he Company.

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

CONTROL EXERCISED BY MANAGEMENT. As of March 31, 2002, the existing officers and directors will control approximately 41.8% of the shareholder votes. This control by management is in the form of common stock and preferred stock that has 10 for 1 voting rights. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

OFFICERS AND DIRECTORS

Name                       Age       Title

Peter Amico                59   President and Chairman

D. Barney Harris           42    Executive Vice President and Director

John Watt Jr.              65    Secretary and Director

Frank A. Basile, Esq.      66    Director

James Hudson               58    Director

William Hungerville        68    Director

Peter Amico - Mr. Amico is the founder of the Company and has been President and Chairman of the Company and its predecessor since its inception in April 1995. Prior to 1995, Mr. Amico was president and majority shareholder of Titan Aviation and Helicopter Services, Inc. ("Titan"). He has an extensive background in sales and in structural design. His career in sales has spanned over thirty years and he has held sales positions at Firestone Tire & Rubber and Union Steel Products, Inc. As a consequence of a helicopter accident involving Titan, Mr. Amico filed for bankruptcy protection in 1996.

D. Barney Harris - Mr. Harris has been a Director of the Company since December 1998 and a Vice President since July 1999. From 1997 to July 1999, Mr. Harris was employed by UTD, Inc. Manassas, Virginia. Prior to 1997, Mr. Harris was employed by EG&G WASC, Inc., Gaithersburg, Maryland, as a Senior Engineer and Manager of the Ocean Systems Department where he was responsible for the activities of 45 scientists, engineers and technicians. During this period while performing contract services for the US Navy, he was principally responsible for the design of the omni-directional wheel presently used by the Company. Mr. Harris received his B.S.M.E. from the United States Merchants Marine Academy in 1982.

John Watt Jr. - Mr. Watt has been Secretary and a Director of the Company since August 1998. Since March 2001, Mr. Watt has retired from full time employment and currently is performing limited consulting services to the Company. From 1990 to the March 2001, he was the President of Watt-Bollard Associates, Inc., a manufacturers' representative sales agency located in Fort Washington, Pennsylvania.

James Hudson - Mr. Hudson has been a Director of the Company since May 1998.   From 1980 to present, he has been President of Grammer, Dempsey & Hudson, Inc., a steel distributor located in Newark, New Jersey.

Frank A. Basile, Esq. - Mr. Basile has been a Director of the Company since April 1999. Mr. Basile has been a practicing attorney since 1963 and is president of the law firm Basile & Testa, Vineland, New Jersey. The firm was one of seven law firms selected by the State of New Jersey to represent the State in a class action lawsuit against the tobacco industry.

William Hungerville – Mr. Hungerville has been a director since February 2002. Since 1998, Mr. Hungerville has been retired from full time employment. From 1974 to 1998, he was the sole owner of a pension administrative service firm. Mr. Hungerville is a graduate of Boston College, and attended an MBA program at Harvard University for 2 years.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2002, 2001 and 2000 are set forth in the following table:

SUMMARY COMPENSATION

                                                     Long Term

                        Annual Compensation          Compensation Awards (5)

                      ___________________________    _______________________

Name and

Principal                Salary    Bonus    Other    Securities underlying

Position          Year     ($)      ($)      ($)     Options #

--------          ----     ----     ----    -----    ----------------

Peter Amico(1)    2002 $84,135      -0-    $1,000         50,000

Chairman and      2001 $54,454      -0-      -0-          50,000

President         2000 $65,538      -0-      -0-          50,000

--------------------------------------------------------------------------------

In 2002, $84,135 was paid as salary to Mr. Amico and $3,365 balance deferred for future payment. In 2001, $54,454 was paid as salary to Mr. Amico with $20,546 deferred for future payment. In 2000, $65,538 was paid as salary to Mr. Amico with $9,462 deferred for future payment. In 2002, Mr. Amico receive an automobile usage valued at $1,000.

The Company and Mr. Amico are parties to an employment agreements governing Mr. Amico's employment with the Company, under which Mr. Amico received annual stock options not to exceed 50,000 shares of common stock of the Company (see “Employment Agreements” below”)

Employment Agreements.

The Company and Peter Amico have entered into written employment agreements for Mr. Amico’s role as President of the Company. The parties entered into an agreement covering the period from of April 1997 to June 30, 2002 (“Original Employment Agreement”). Effective July 1, 2002, the parties entered into a new one year employment agreement (“New Employment Agreement”).

Under the Original Employment Agreement, Mr. Amico received an annual salary of $75,000 per year, and received stock options to acquire up to 50,000 shares per annum. Of the options, 10,000 shares were exercisable for a total consideration of a $1.00 beginning year three of the contract, 25,000 shares were exercisable at 30% of the lowest price paid for the stock in the 30 day period preceding exercise for each year of the contract, and 15,000 shares were exercisable at 15% of the lowest price paid for the stock in the 30 day period preceding exercise beginning year three of the contract.

Under the New Employment Agreement, Mr. Amico receives an annual salary of $100,000, and receives an option to acquire 50,000 shares of common stock of the Company for a total exercise price of $0.01. The Company may terminate the agreement without cause upon 14 days' written notice to the Employee.  If the Company requests, the Employee will continue to perform his duties and be paid his regular salary up to the date of termination. Severance pay will not be earned nor payable by the Company until one year of steady employment has elapsed.   After the one year of continuous employment, the Company will pay the Employee on the date of termination a severance allowance of 250,000 shares of common stock of the Company and $100,000. The Employee may terminate the employment, without cause, upon 30 days' written notice to the Company.

The Company and D. Barney Harris, as Vice President, have entered into a written employment agreement for a period of five years from June 14, 1999. Under the agreement, Mr. Harris receives an annual  salary  of $75,000, subject to annual review by the Company.  In addition, Mr. Harris receives annual stock options not to exceed 25,000 shares of common stock, of which 2,500 shares are exercisable for a total consideration of $1.00, 10,000 shares are exercisable at 35% of the lowest price paid for the stock in the 30 day period preceding exercise, and 12,500 shares are exercisable at 17.5% of the lowest price paid for the stock in  the 30 day period preceding exercise.

In August 2002, John Watt received  25,000 as compensation for services rendered as Secretary to the Company  for fiscal years 1999 and 2000.

Option Grants in Fiscal Year 2002

                       % of Total

                       Options to    Exercise or  Market Price

             Options   Employees in      Base       On Date of

Name         Granted   Fiscal Year   Price ($/sh)     Grant     Expiration Date

Peter Amico  50,000      75%            (1)           $2.20(1)      None(1)

President

And Chairman

(1). Pursuant to the New Employment Agreement, Mr. Amico received options for 50,000 shares of common stock per annum exercisable for a total consideration of a  $0.01. The date of grant is deemed to be July 1, 2002, the effective date of the New Employment Agreement. The market price on the date of grant reflects the closing price of the common stock of the Company on such date. The options do not carry an expiration date.

Aggregate Option Exercises

In Last Fiscal Year and FY-End Option Values

                                                                Value of

                                               # of Securities  Unexercised

                                               Unexercised      In-the-Money

                                               Options/SARs at  Options at

                Shares                         FY-End(#)        FY-End($)at

                Acquired On      Value         Exercisable/     Exercisable/

Name            Exercise (#)   Realized        Unexercisable    Unexercisable(1)

Peter Amico        -0-          $-0-          180,000(1)/$0   $212,298(1)/$0

President and

Chairman

(1).  Pursuant to his employment agreements, Mr. Amico had outstanding options to acquire a total of 180,000 shares of common stock of the Company as of December 31, 2002. Of these options,  20,000 shares are exercisable at a total price of $2.00, 50,000 shares are exercisable at $0.315 per share, 60,000 shares are exercisable at a price of $0.1575 per share, and 50,000 shares were exercised at a total price of $0.01. The value of the unexercised options were calculated using the closing price of $1.25 as of December 31, 2002.

Compensation of Directors.

-------------------------

The Company's directors are compensated at the rate of $250 per meeting and are reimbursed for expenses incurred by them in connection with the Company's business. During 2002 and 2001,  each director, other than Mr. Amico,  received an annual stock option to purchase 5,000 shares of common stock exercisable at $0.50 per share. During 2003, each director will receive a stock grant of 10,000 shares of the Company’s common stock.

Other than as described above, the Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the table.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table identifies as of March 31, 2003 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of its common stock and Preferred Stock of the Company:

Percentage of

    Percentage of

Common Stock

Preferred

Common Stock   Preferred Stock

Beneficially

Voting Stock

Beneficially

    Beneficially

Name(1)

Owned(2)

Rights(3)

Owned(2)

    Owned(3)

Arcon Corp.

2,216,360(4)

2,750,000(5)

 32.1%

    100%

Peter Amico

President and

Chairman

2,216,360(4)

2,750,000(5)

 32.1%

    100%

D. Barney Harris

  191,301(6)

       -0-

   2.8

      -0-

Vice President and

Director

John Watt Jr.

  149,000(7)

       -0-

   2.2%

      -0-

Secretary and

Director

Frank Basile

  137,046(8)

       -0-

   2%

     -0-

Director

James Hudson

    75,800(9)

       -0-

   1.1%

     -0-

Director

William Hungerville

  157,650(10)

       -0-

   2.3%

     -0-

All directors

2,927,581(11)

2,750,000

 41.8%

    100%

and executive

officers as a

group (6 persons)

____________________________________________________________________________________________

(1).  The address of each beneficial owner is the address of the Company.

(2).  Based on 6,909,713 shares of common stock outstanding as of March 31, 2003, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3).  Based upon 275,000 outstanding shares of preferred stock after giving effect to the 10 for 1 voting rights.

(4).  Represents 1,630,623 shares held by Arcon Corp., a corporation wholly owned by Mr. Amico (“Arcon”), 305,737 shares of common stock held by a third party as collateral for a loan, and 280,000 shares held by Mr. Amico individually, however, excludes common stock that may be issued to Arcon as a dividend on the preferred stock (See “Certain Transactions”).

(5).  Represents shares held by Arcon.

(6).  Represents 151,301 shares of common stock held individually, 25,000 shares of common stock issuable under his employment agreement, 5,000 shares of common stock issuable upon exercise of director's options for 2002, and 10,000 shares of common stock issuable to the Company’s directors during 2003.

(7).  Represents 34,000 shares of common stock held individually, 100,000 shares held jointly with his spouse, 5,000 shares issuable upon exercise of director’s options for 2002, and 10,000 shares of common stock issuable to the Company’s directors during 2003.

(8).  Represents 90,000 shares held individually, 12,046 shares held by an affiliate, 10,000 shares held by his spouse, 15,000 shares issuable upon exercise of director's options for years 2000, 2001, and 2002, and 10,000 shares of common stock issuable to the Company’s directors during 2003.

(9).  Represents 11,300 shares held individually, 44,500 shares held by an affiliate, 10,000 shares issuable upon exercise of director's options for 2001 and 2002, and, and 10,000 shares of common stock issuable to the Company’s directors during 2003.

(10). Represents 146,950 shares of common stock held individually, 700 shares held by his spouse and 10,000 shares of common stock issuable to the Company’s directors during 2003.

(11). Includes (4),(6),(7),(8),(9), and (10).

Item 12. Certain Relationships and Related Transactions.

Arcon Cop., a corporation wholly owned by the Company's chairman and president, owns 275,000 shares of preferred stock of the Company. Each share of Preferred Stock is entitled to 10 voting rights on all matters on which shareholders are entitled to vote. The preferred stock has a stated value per share of $5.00 and an annual dividend per share equal to 5% of the stated value. The annual cash dividend is $68,750. Dividends are cumulative and the holder has a right during any quarter to waive any cash dividend and receive the dividend in the form of common stock at a price per share equal to 30% of the lowest private offering or trading price of the common stock. The preferred stock is not convertible into common stock, however, has a preference over common stockholders upon liquidation equal to the stated value per share. During 2000, Arcon waived cash dividends in the amount of $56,751 and received 95,558 shares of common stock of the Company, and at December 31, 2000, $11,999 in dividends remained unpaid. Dividends accrued and were unpaid during fiscal years 2001 and 2002. During March 2003, Arcon elected to waive the cash payment of all accrued and unpaid dividends through December 31, 2001 in the amount of $80, 749 and received 246,731 shares of common stock of the Company. Accrued dividends for fiscal 2002 in the amount of $68,750 are unpaid and outstanding as of March 2003, and could result in the issuance of 247,945 shares of common stock of the Company to Arcon Corp.

Arcon Corp. has made loans from time to time to the Company in varying amounts. As of December 31, 2002, a loan in the amount of $70,000 is outstanding. The loan is due on demand and bears interest at 12%. In July 2000, Arcon Corp. purchased 33,334 shares of common stock at a price per share of $1.50 for a total consideration of $50,001.

Mrs. Patricia Amico, the wife of the Company's President, performed services to the Company during  2002, 2001, and 2000 for which she received $9,930, $9,126, and $11,194, respectively. Mr. Timothy Smith, the son in law of the Company's President, performed services to the Company during 2000. The amount of such services totaled $4,644.

Mr. John Watt, a director of the Company, received commissions during fiscal 2000 from certain suppliers and fabricators that conduct business with the Company. The amount of such commission for each year was less that $10,000.

Mr. Frank Basile, a director of the Company, is a partner of a law firm that performed legal services to the  Company  during fiscal 2002, 2001 and 2002.  The billing amount for such services for each year was less than $10,000.

During 2002 and  2001, each  director of the Company, other than Mr. Amico,  received a stock option to  acquire 5,000 shares of common stock at a price per share of $0.50.

The Company has conducted private placement offerings for prior periods.  These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. During 1999 and 2002, the Company has raised net of offering costs, $872,268 and $430,858, respectively. During 2002 and 2001, the Company raised net of offering costs $396,630 and $348,600, respectively.

During May 2002, the Company signed an agreement with a broker/dealer to provide investment banking and financial advisory services, which included the raising of funds. Under the agreement, the broker/dealer was entitled to receive stock warrants exercisable into 450,000 shares of common stock of the Company during a four year term at an exercise price of approximately $1.75 per share. A dispute has arisen between the parties regarding the agreement and its performance. The Company has asserted that the third party induced the Company to enter into the agreement through material misstatements and has not otherwise performed its services under the agreement. The Company believes that the third party is not entitled to the stated compensation, and has not issued the stock warrant to the third party.

During June 2002, the Company entered into four separate consulting agreements with third parties. The Company entered into a one year consulting agreement with third party to provide financial consulting services to the Company. Pursuant to the agreement, the Company issued 75,000 shares of common stock, and agreed to pay the consultant the sum of $5,000 a month during the term. The stated monthly fee can be paid in the form of common stock of the Company. The Company entered into a consulting agreement with an individual to provide web-site development and to develop corporate and product promotional videos and CD-Roms, and issued 70,000 shares of common stock to the consultant in exchange for such services. The Company entered into a consultant agreement with a third party to provide financial public relations services. The Company issued the consultant 100,000 shares of common stock and an option to purchase 100,000 shares of common stock at $3.00 per share  during a two year term. Finally, the Company entered into a consulting agreement with a third party to introduce the Company’s product to foreign markets, and issued 50,000 shares of common stock in exchange for such services.

PART IV

Item 13. Exhibits and reports on Form 8-K.

(a)(1). Exhibits

EXHIBIT INDEX

3(i)(a). Certificate of Incorporation of AirTrax, Inc. dated April 11, 1997.

(Filed as an exhibit to  the  Company's  Form 8-K  filed with the

Securities and Exchange Commission on November 19, 1999).

3(i)(b). Certificate of Amendment to Certificate of Incorporation of AirTrax,

Inc. dated November 11, 1999.  (Filed as an exhibit to the Company's

Form  8-K  filed with the Securities and Exchange Commission on November 19,

1999).

3(i)(c). Certificate of Correction of the Company dated April 30, 2000 (Filed as an exhibit to Company's Form  8-K  filed with the Securities and Exchange Commission on November 19, 1999).

3(i)(d). Certificate of Amendment of Certificate of Incorporation dated March 19, 2001 (Filed as an exhibit to Company's Form  8-K  filed with the Securities and Exchange Commission on November 19, 1999).

3(ii)(a). Amended  and  Restated  By-Laws  of the Company.  (Filed as an exhibit to the  Company's Form 8-K filed with the Securities and Exchange

Commission on November 19, 1999).

10(i)   Agreement and Plan of Merger by and between MAS Acquisition IX Corp.

and AirTrax, Inc. dated November 5, 1999. (Filed as an exhibit to the

Company's Form 8-K  filed with  the Securities  and  Exchange Commission on

January 13, 2000).

10(ii). Employment agreement dated April 1, 1997 by and between the Company

and Peter Amico.   (Filed as an exhibit to the Company's Form 8-K/A

filed with the Securities and Exchange Commission on January 13, 2000).

10(iii). Employment agreement dated July 12, 1999, by and between the

Company and D. Barney Harris. (Filed as an exhibit to the Company's

Form 8-K/A filed with the Securities and Exchange Commission on November 19,

1999).

10(iv). Consulting Agreement by and between MAS Financial Corp. and AirTrax,

Inc. dated October 26, 1999. (Filed as Exhibit 99(i) to  the Company's

Form 8-K filed with the Securities and Exchange Commission on November 19,

1999).

10(v). Employment Agreement effective July 1, 2002 by and between the Company and Peter Amico (filed herewith).

23(i). Subsidiaries – Filed herewith.

3.(a)(2). Financial Statements

FINANCIAL STATEMENTS INDEX

Independent Auditors' Report of March 29, 2002.                      F-1

- Balance Sheet as of December 31, 2002.                             F-2

- Statement of Operations and Deficit Accumulated During

  Development Stage for Fiscal Years Ended December 31, 2002 and

  December 31, 2001.                                                 F-3

- Statements of Changes in Stockholder's Equity

     For Years Ended December 31, 2002 and December 31, 2001.        F-4

- Statements of Cash Flows for Fiscal Years

     Ended December 31, 2002 and December 31, 2001.                  F-5

- Notes to Financial Statements.                                     F-6

 Board of Directors

AirTrax, Inc.

I have audited the accompanying balance sheet of AirTrax, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations and deficit accumulated during development stage, changes in stockholders’ equity, and cash flows for the years ended December 31, 2002 and 2001, and for the period from May 19, 1997 (inception) to December 31, 2002.  These financial statements are the responsibility of the Company management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirTrax, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and for the period from May 19, 1997 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/Robert G. Jeffrey

ROBERT G. JEFFREY

Wayne, New Jersey

March 29, 2003

AIRTRAX, INC.

(A Development Stage Company)

BALANCE SHEET

December 31, 2002

ASSETS

Current Assets

Cash

$      51,431

Accounts receivable

        50,936

Inventory

      186,840

Prepaid expenses

      146,892

Deferred tax asset

        50,743

Total current assets

      486,842

Fixed Assets

Office furniture and equipment

        44,671

Automotive equipment

        21,221

Shop equipment

        22,155

Casts and tooling

      108,604

      196,651

Less, accumulated depreciation

      122,812

Net fixed assets

        73,839

Other Assets

Patents – net

       38,225

Utility deposits

              65

Total other assets

       38,290

     TOTAL ASSETS

$   598,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable

$   341,333

Payroll taxes and other accrued liabilities

     135,760

Stockholder note payable

       92,917

Total current liabilities

$   570,010

Stockholders’ Equity

Common stock – authorized, 10,000,000 shares without

   par value; 6,247,730 issued and outstanding

  3,663,424

Preferred stock – authorized, 500,000 shares without

   par value; 275,000 issued and outstanding

       12,950

Deficit accumulated during the development stage

 (3,440,461)

Deficit prior to development stage

   (206,952)

Total stockholders’ equity

       28,961

     TOTAL LIABILITIES AND

          STOCKHOLDERS’ EQUITY

$   598,971

The accompanying notes are an integral part of these financial statements.

AIRTRAX,  INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Years Ended December 31, 2002 and 2001

    May 19, 1997

(Date of Inception)

             YEAR 2002          YEAR 2001

to December 31, 2001

SALES

$   551,122

$   220,287

      $ 1,001,244

COST OF GOODS SOLD

     207,665

    107,912

            379,088

Gross Profit

     343,457

    112,375                        622,156

OPERATING AND ADMINISTRATIVE EXPENSES

  1,014,406

    966,895

         4,106,932

OPERATING LOSS

   (670,949)

   (854,520)

       (3,484,776)

OTHER INCOME AND (EXPENSE)

Interest expense

     (33,174)

     (28,208)

          (100,232)

Other income

        4,215

      50,925

             67,401

NET LOSS BEFORE INCOME TAXES

   (699,908)

   (831,803)

       (3,517,607)

INCOME TAX BENEFIT (STATE):

Current

      59,292

      64,901

             59,292

Prior years

          -

         -

           248,474

Total Benefit

      59,292

      64,901                       307,766

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

$ (640,616)          $(766,902)

      (3,209,841)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

         (230,620)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

    $(3,440,461)

NET LOSS PER SHARE – Basic and Diluted

    $(.12)

     $(.16)

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 30, 2002

          COMMON

       PREFERRED

     DEFICIT ACCUMULATED

       DEFICIT PRIOR

            STOCK

           STOCK

                     DURING

                 TO

   Shares

    Amount

 Shares

Amount

        DEVELOPMENT STAGE

DEVELOPMENT STAGE         TOTAL

Balance, December 31, 2000

5,040,621

$2,408,549

275,000

$12,950

     $(2,032,943)

            $(206,952)

     $ 181,604

Sales of stock under Rule

    504, Regulation D, offering

   235,999

     348,600

        348,600

Shares issued for services

     97,183

       95,746

          95,746

Shares issued to settle

    obligation of 1999 merger

     57,434

           -

             -

Net loss for the period

          (766,902)

      (766,902)

Balance, December 31, 2001

5,431,237

  2,852,895

275,000

  12,950

       (2,799,845)

              (206,952)

      (140,952)

Sales of stock under Rule

    504, Regulation D, offering

   392,834

     396,630

       396,630

Shares issued for services

   423,659

     413,899

       413,899

Net loss for period

          (640,616)

      (640,616)

Balance, December 31, 2002

6,247,730

$3,663,424

275,000

$12,950

     $(3,440,461)

            $(206,952)

    $   28,961

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002 and 2001

 May 19, 1997

          (Date of Inception)

Year 2002

Year 2001    to December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss

$(640,616)

$(766,902)

 $(3,209,841)

Adjustments to reconcile net income to net cash

   consumed by operating activities:

Depreciation and amortization

     31,071

     28,783

        164,476

Value of common stock issued for services

   413,899

     95,746

        590,447

Decrease (increase) in accrual of deferred

        tax benefit

     19,043

     (8,501)

        (50,743)

Changes in current assets and liabilities:

    Decrease (increase) in inventory

      46,410            531,625

      (186,840)

    (Increase) decrease in accounts receivable            (30,101)

     13,547

        (50,936)

    Decrease in accounts payable

         and accrued liabilities

  (107,294)

  (211,656)                 479,890

(Increase) in prepaid expense

  (139,954)

         -

       (146,957)

Net Cash Consumed By

     Operating Activities

  (407,542)

 (317,358)

   (2,410,504)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of equipment

    (36,883)

  (22,485)

      (208,933)

Additions to patent cost

         -

       -

        (67,607)

Net Cash Consumed By

      Investing Activities

    (36,883)

  (22,485)

      (276,540)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds of common stock sales

   396,630

  348,600

    2,688,908

Proceeds of sales of preferred stock

         -

       -

        12,950

Proceeds (repayment) of stockholder loans

     66,806

       -

        90,120

Preferred stock dividends paid in cash

         -

       -

       (53,503)

Net Cash Provided By

Financing Activities

   463,436            348,600

   2,738,475

Net Increase (Decrease) In Cash

     19,011

      8,757

        51,431

Balance at beginning of period

     32,420

    23,663

            -

Balance at end of period

$   51,431

$  32,420

$      51,431

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company was formed April 17, 1997.  It has designed a forklift vehicle using omni-directional technology obtained under a contract with the United States Navy Surface Warfare Center in Panama City, Florida.  The right to exploit this technology grew out of a Cooperative Research and Development Agreement with the Navy.  Significant resources have been devoted during the past four years to the construction of a prototype of this omni-directional forklift vehicle.

The Company has also developed a traditional helicopter ground handling machine which has been marketed by the Company on a limited basis.

Development Stage Accounting

The Company is a development stage company, as defined in Statement of Financial Accounting Standards No. 7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses.  From inception to December 31, 2002, the Company has been in the development stage and all its efforts have been devoted to the development of a forklift vehicle with omni-directional technology that is suitable for market.  Only small amounts of revenue have been realized through December 31, 2002.

Basis of Presentation

The Company has incurred losses from inception to December 31, 2002 of $3,209,841.  Activities have been financed primarily through private placements of equity securities.  The Company may need to raise additional capital through the issuance of debt or equity securities to fund its operations.

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

December 31, 2002

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values at December 31, 2002.

Advertising Costs

The Company expenses advertising costs when the advertisement occurs.  Advertising costs amounted to $33,640 in 2002 and $78,255 in 2001.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

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

1.

RELATED PARTY TRANSACTIONS

The majority shareholder corporation made loans to the Company prior to 2002.  The related notes accrue interest at 12%, which totaled $2,800 for the year 2002.  The unpaid balance of principal and interest was $28,392 at December 31, 2002, and was due on demand.

The Company president made a $70,000 advance to the Company during 2002.  This advance bears interest at 12% and is due on demand.  The unpaid balance at December 31, 2002 was $64,525.

During 2002, a non-employee director exercised options, receiving 5,000 shares of common stock in return for $2,500.  A director who is also an employee exercised options, receiving 25,000 shares for $3,129.  Two directors received a total of 58,802 shares in return for services valued at $51,951, and an affiliate of a director received 2,164 shares in return for services valued at $1,623.

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

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

3.

PRIVATE PLACEMENT OFFERINGS

The Company conducted private placement offerings during 2002 and 2001.  These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  A total of 392,834 shares of common stock was sold under the offerings during 2002, and 235,999 shares were sold during 2001.  These sales resulted in net proceeds of $396,630 and $348,600, respectively.

4.

PREFERRED STOCK

The Company is authorized to issue 500,000 shares of preferred stock, without par value.  At December 31, 2002, 275,000 of these shares had been issued.  Each of these shares entitles the holder to a 5% cumulative dividend based on a $5 per share stated value.  If sufficient cash is not available, or at the option of the shareholder, these dividends may be paid in common stock.  If payment is in stock, it is to be valued at a price calculated at thirty percent of the lower of the last price traded in either a public or private transaction during the applicable quarter.  This issue of preferred stock also provides a voting right of 10 votes for each share. The holder of this preferred stock is the majority shareholder of the Company, which is a corporation wholly owned by the Company president and chairman.

At December 31, 2000, $11,999 of dividends had accrued on the preferred stock but remained unpaid.  An additional $68,750 of dividends accrued during each of 2001 and 2002 and was not paid.  The majority shareholder had the right at December 31, 2002 to acquire 575,425 shares of common stock as accrued and unpaid dividends under the features of the preferred stock.  A partial payment was made on these unpaid dividends in March 2003 through the issuance of 245,731 shares of common stock.

The characteristics of the remaining 225,000 preferred shares authorized have not been specified.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

5.

LOSS PER SHARE

Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period.

Year Ended  2002

Weighted

Income

           Average Shares

 Per Share

(Loss)

             Outstanding

  Amount

Net Loss

$(640,616)

Adjustment for preferred stock dividends

    (68,750)

Loss allocable to common shareholders –

Basic and Diluted

$(709,366)

    5,767,347

$  (.12)

  Year Ended  2001

Net loss

$(766,902)

Adjustment for preferred stock dividends

    (68,750)

                                             Loss allocable to common shareholders –

Basic and Diluted

$(835,652)

   5,158,877

$ (.16)

Stock options were granted to three employees, of which two are officers, and five to directors, which became exercisable during 2001.  These are described in Note 9.  In addition, dividends accrued on the preferred stock during 2001 and 2002 (see Note 4) which at the option of the preferred shareholder, could be paid in common stock.  These shares were not included in the calculation of earnings per share because such inclusion would have an antidilutive effect.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

1.

INCOME TAXES

The Company has experienced losses each year since its inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years.  At December 31, 2002, the Company had NOL carryforwards of $3,345,816 available for Federal taxes and $563,812 for New Jersey taxes.  The potential tax benefit of the state NOL’s has been recognized on the books of the Company; the potential benefit of the Federal NOL’s has been offset by a valuation allowance.  If not used, these Federal carryforwards will expire as follows:

1

$206,952

2

  129,092

1

486,799

2

682,589

3

501,169

4

775,403

5

563,812

During the year 2002, the Company realized $78,335 from the sale, as permitted by New Jersey law, of its rights to use the New Jersey NOL’S and research and development credits that had accrued during 2001.  These potential New Jersey offsets are, thus, no longer available to the Company.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

 Current

Non-current

    Total

Deferred Tax Assets

$225,186

  $945,882

$1,171,068

Valuation Allowance

  174,443

    945,882

  1,120,325

      Balance Recognized

$  50,743

  $      -

$     50,743

The entire balance of the valuation allowance relates to Federal taxes.  Since state tax benefits for years prior to 2001 have been realized, no reserve is deemed necessary for the benefit of state tax losses of 2002.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

1.

RENTALS UNDER OPERATING LEASES

Office equipment was leased under an operating lease that was fully paid during 2002.  At present, the Company is not obligated under any operating lease.

                              Rent expense amounted to $6,000 in 2002 and $27,857 in 2001.

8.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest and income taxes is presented below:

2001

   2000

Interest

          $27,927

            $25,411

Income taxes

                 200

                   200

There were no noncash investing activities during either 2002 or 2001.  The following noncash financing activities occurred:

a.

Shares of common stock were issued for services during 2002 and 2001; these totaled 423,659 and 97,183, respectively.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

9.

CONTINGENCIES

The Company has employment agreements with its president, vice president, and two other employees.  The president’s contract, which expires June 30, 2003, provides in part for options permitting the president to acquire up to 50,000 shares of common stock per year, with portions of these options accumulating if not exercised. Options for 130,000 shares had accumulated from grants contained in contracts covering previous years.  There were no options exercised during 2002 by the president, but in February 2003 options for 180,000 shares were exercised, generating proceeds to the Company of $25,202.

Contracts with each of the other employees provide in part for options permitting the acquisition of up to 25,000 shares per year.  One employee, who is also director, exercised these options during 2002, leaving 50,000 of these options outstanding at year end.

Options to purchase 5,000 shares are granted each year to each of the five directors.  These options expire at year end if not used.  Two members exercised their options during the year 2002.

A judgment was entered against the Company in January, 2002 in the amount of $35,000.  The Company arranged a settlement for this judgment; approximately $11,000 of the settlement amount remained unpaid at December 31, 2002.

During May 2002, the Company signed an agreement with a broker-dealer to provide investment banking and financial advisory services, which included the raising of funds.  Under the agreement, the broker-dealer was entitled to receive stock warrants which if exercised would produce 450,000 shares of common stock of the Company during a four year term at an exercise price of approximately $1.75 per share.  A dispute has arisen between the parties regarding the agreement and its performance.  The Company has asserted that the broker-dealer induced the Company to enter into the agreement through material misstatements and has not otherwise performed its services under the agreement.  The Company believes the broker-dealer is not entitled to the stated compensation, and has not issued the stock warrants.

#

(b). Reports on Form 8-K.

On November 12, 2002, the Company  filed a report under Form 8-K to report events under Item 7 and Item 9.

SIGNATURES

In accordance with Section 13 or 15(d) of the  Securities Exchange Act of 1934, the  registrant  has  duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AirTrax, Inc.

/s/ Peter Amico                             April 14 2003

Peter Amico                                      Date

Chairman and

Principal Executive Officer

In  accordance  with  the  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Amico                              April 14 2003

Peter Amico                                      Date

Director

/s/ D. Barney Harris                     April 14, 2003

D. Barney Harris                                 Date

Director

_______________                             April 14 2003

James Hudson                                     Date

Director

/s/ Frank Basile                            April 14, 2002

Frank Basile                                     Date

Director

_________________                           April 14, 2003

John Watt                                        Date

Director

/s/ William Hungerville                     April 14 2003

William Hungerville                               Date

Director

#

CERTIFICATION

I, Peter Amico, certify that:

1. I have reviewed this annual report on Form 10-KSB of Airtrax, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Peter Amico

Peter Amico

President,

Chief Executive Officer,

And Chief Financial Officer

#