Form 10QSB
period 2003-03-31
AIRTRAX INC
filed 2003-05-15
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended March 31, 2003.

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

(1). Yes: X  No:

(2). Yes: X  No:

The number of shares issued and outstanding of issuer's common stock, no par value, as of March 31, 2003 was 7,015,460.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

INDEX

Page

-Balance Sheets as of March 31, 2003 (unaudited) and

 December 31, 2002 (audited)

  3

-Statements of Operations and Deficit Accumulated During

 Development Stage–Three months ended March 31, 2003 and 2002

  4

-Statements of Cash Flows-Three Months Ended March 31, 2003 and 2002  5

Notes to Financial Statements

  6

Item 2. Management's Discussion and Analysis

  7

Item 3. Controls and Procedures

 10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 10

Item 2. Changes in Securities

 10

Item 3. Defaults upon Senior Securities

 10

Item 4. Submission of Matters to Vote of Securityholders

 10

Item 5. Other Information

 10

Item 6. Exhibits and Reports on Form 8-K

 10

Signatures

 11

Certification.

 12

#

AIRTRAX, INC.

(A Development Stage Company)

BALANCE SHEETS

            March 31, 2003               December 31, 2002

 (Unaudited)

   (Audited)

ASSETS

Current Assets

Cash

$       37,462

$        51,431

Accounts receivable

           5,079

          50,936

Inventory

       249,631

        186,840

Prepaid expenses

       229,426

        146,892

Deferred tax asset

       100,257

          50,743

Total current assets

       621,855

        486,842

Fixed Assets

Office furniture and equipment

         51,361

          44,671

Automotive equipment

         21,221

          21,221

Shop equipment

         22,155

          22,155

Casts and tooling

       111,104

        108,604

       205,841

        196,651

Less, accumulated depreciation

       129,229

        122,812

Net fixed assets

         76,612

          73,839

Other Assets

Patents – net

         43,223

         38,225

Utility deposits

                65

                65

Total other assets

         43,288

         38,290

     TOTAL ASSETS

$     741,755

$     598,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable

$     380,277

$     341,333

Accrued liabilities

       184,043

       135,760

Stockholder note payable

         81,873

         92,917

Total current liabilities

       646,193

       570,010

Stockholders’ Equity

Common stock – authorized, 10,000,000 shares without

   par value; issued and outstanding –   7,015,460  and

   6,247,730, respectively

    4,311,421

    3,663,424

Preferred stock – authorized, 500,000 shares without

   par value; 275,000 issued and outstanding

         12,950

         12,950

Deficit accumulated during the development stage

   (4,021,857)

   (3,440,461)

Deficit prior to development stage

      (206,952)

      (206,952)

Total stockholders’ equity

         95,562

         28,961

     TOTAL LIABILITIES AND

          STOCKHOLDER’S EQUITY

$     741,755

$     598,971

See accompanying notes and accountant’s report.

AIRTRAX,  INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Three Month Periods Ended March 31, 2003 and 2002

(Unaudited)

      May 19, 1997

  (Date of Inception)

                      2003                   2002

   to March 31, 2003

SALES

$      21,977

$    114,836

      $  1,023,221

COST OF GOODS SOLD

        45,695

        37,834

             424,783

Gross Profit (Loss)

       (23,718)

        77,002

             598,438

OPERATING AND ADMINISTRATIVE EXPENSES

      518,775

      142,364

          4,625,707

OPERATING LOSS

    (542,493)

      (65,362)

        (4,027,269)

OTHER INCOME AND EXPENSE

Interest expense

       (7,704)

       (5,535)

           (107,936)

Other income

             36

          -

              67,437

NET LOSS BEFORE INCOME TAXES

   (550,161)

     (70,897)

       (4,067,768)

INCOME TAX BENEFIT (STATE):

Current

      49,514

      16,846

             49,514

Prior years

          -

          -

           307,766

Total Benefit

      49,514

      16,846                       357,280

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

  (500,647)               (54,051)

      (3,710,488)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

    (80,749)

         -

        (311,369)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

$(581,396)        $     (54,051)

    $(4,021,857)

NET LOSS PER SHARE – Basic and Diluted

    $(0.08)

     $(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES

    OUTSTANDING

  6,596,351

 5,445,473

See accompanying notes and accountant’s report.

#

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three Month Periods ended March 31, 2003 and 2002

(Unaudited)

     May 19, 1997

             (Date of Inception)

      2003

     2002              to March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss

$(500,647)

$  (54,051)

 $(3,710,488)

Adjustments to reconcile net income to net cash

   consumed by operating activities:

Depreciation and amortization

       7,768

        7,196

        172,244

Value of common stock issued for services

   354,511

        6,498

        944,958

Accrual of deferred tax benefit

    (49,514)

    (16,846)

      (100,257)

Changes in current assets and liabilities:

    Decrease (increase) in accounts receivable           45,857

           798

          (5,079)

    (Decrease) Increase in accounts payable

        and accrued liabilities

     87,227

     (13,438)               567,117

Decrease (Increase) in prepaid expense

         -

         -

      (146,957)

    Increase in inventory

    (62,791)             (13,097)

      (249,631)

Net Cash Consumed By

     Operating Activities

  (117,589)

   (82,940)

   (2,528,093)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of equipment

      (9,190)

    (1,500)

     (218,123)

Additions to patent cost

      (6,349)

        -                        (73,956)

Net Cash Consumed By

      Investing Activities

    (15,539)

    (1,500)

     (292,079)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds of common stock sales

   130,202

    59,400

   2,819,110

Proceeds of sales of preferred stock

         -

       -

        12,950

Repayments of stockholder loans

    (11,043)                -

        79,077

Preferred stock dividends paid in cash

         -

       -

       (53,503)

Net Cash Provided By

Financing Activities

   119,159              59,400

   2,857,634

Net Increase (Decrease) In Cash

   (13,969)

   (25,040)

        37,462

Balance at beginning of period

    51,431

    32,420

            -

Balance at end of period

$  37,462

$    7,380

$      37,462

See accompanying notes and accountant’s report.

#

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. (“the Company”) as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002, respectively, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2002.

1.

COMMON STOCK

A total of 767,730 shares of common stock was issued during the first quarter of 2003, as follows:

Private placement sales

105,000

Stock issued for services

235,999

Stock option exercises

180,000

Stock issued as dividends on

    preferred stock

246,731

    Total shares issued

767,730

The fair market value of the stock issued for services has been charge to expenses of the 2003 first quarter.  Under the provisions of the outstanding preferred stock, the preferred shareholder may elect to receive common stock in satisfaction of the preferred dividends whenever the dividends are not paid in cash.  The stock issued as dividends during the first quarter of 2003 satisfied the remaining dividend obligation of the year 2000 and the entire obligation of the year 2001.  The $68,750 preferred dividend obligation of the year 2002 and the $17,187 obligation of the first quarter of 2003 remain outstanding.

2.

CONTINGENCY

The Company has entered into a Letter of Intent with Filco GmbH, a newly formed German corporation, under which the Company will acquire a 51% equity interest and a 49% voting interest in Filco in exchange for issuing to the principal of Filco 900,000 shares of Company common stock.  The terms of this non-binding Letter of Intent are subject to the execution of a definitive agreement by the parties.  It is intended that Company forktrucks will be manufactured by Filco.  Additional details of this proposed transaction are contained in Item 2 of the March 31, 2003 Form 10-QSB, Management’s Discussion and Analysis.

#

Item 2. Management's Discussion and Analysis.

--------------------------------------------------------

The following discusses the financial results and position of the accounts of the Company for the periods indicated.

Forward Looking Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB include "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for the period ending December 31, 2002 (“Form 10-KSB”) for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include the need for additional capital, lack of commercial product, lack of determined product prices and impact on profit margins, and limited operating history, among other factors. Readers are urged to refer to the section entitled “Cautionary Statements” in the Company’s Form 10-KSB for a broader discussion of such risks and uncertainties.

Results of Operations.

--------------------------

Three Months Ended March 30, 2003 compared with Three Months Ended March 30, 2002 .

For the period ended March 30, 2003 and comparable period in 2002, the Company was a development stage company and the Company has not engaged in full-scale operations for these periods. The limited revenues for the periods have been derived from a contract with the United States Navy that relates to the research and potential application of omni-directional products for military use. The period-to-period results presented and discussed below are not necessarily meaningful comparisons due to the Company’s development stage status, and are not indicative of future results.

Revenues for the three months ended March 31, 2003 were $21,977 compared with $114,836 in revenues for the same period in 2002. Revenues for the both periods consisted entirely of contract revenues under the SBIR program with the United States Navy. As reported in the Company’s Form 10-KSB, through fiscal 2002, the Company has reached the contractual revenue limits under the Phase II portion of the SBIR contract, the bulk of which was received during 2002. The decrease in revenues for the 2003 period reflects the present status of that contract with the United States Navy.

Cost of goods sold for the 2003 and 2002 periods were $45,695 and $37,834, respectively. The amount for the 2003 period represents principally employee salaries of engineering personnel. The amount for the 2002 period represents principally employee salaries and to a lesser extent parts for the omni-directional product.

Operating and administrative expenses which includes administrative salaries and overhead for the three month period in 2003 totaled $518,775 compared with $142,364 for the same period in 2002. The increase of $376,411 for the 2003 period is due to increased consulting fees in the amount of $354,000 paid to various consultants in the form of common stock of the Company, partially offset by a reduction product development costs. Income tax benefit is funds received from the State of New Jersey’s technology tax transfer program which is designed to foster technology development in the State of New Jersey. Pursuant to this program, the Company is able to sell its net operating losses and research and development credits as calculated under state law to the other business within the state in exchange for a cash payment equal to approximately 75% of such losses and credits. Income tax benefit accrued for the three month period in 2003 was $49,514 contrasted with $16,846 for the period in 2002.  The increase is due to the increased loss for the current period compared with the prior period.

Net loss for the three month period in 2003 applicable to common shareholders was $500,647 or $0.08 per common share, compared with a net loss applicable to common shareholders of $54,051 or $0.01 per common share for the  prior period.

Liquidity and Capital Resources.

---------------------------------

Since its inception, the Company has financed its operations through the private placement of its common stock. During 2000 and 2001, the Company raised approximately $430,858 and $348,600, respectively, net of offering costs from the private placement of its common stock. During 2002, the Company raised $348,600 net of offering costs from the private placement of its common stock. During the three month period in 2003, the Company raised $105,000 net of offering costs from the private placement of its common stock. In addition, under the New Jersey tax transfer program discussed above, the Company has received $307,766 since inception.

As of March 31, 2003, the Company’s working capital deficit was $24,338.

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising in anticipation of the rollout of its omni-directional forklift. The Company is seeking to commence an initial production run of its ATX forklift in the second or third quarter of 2003. Funds required to initiate this production run are estimated to be $1,000,000. Of the total amount, $600,000 is allocated for manufacturing and parts inventory of approximately 20 forklifts, $120,000 for tooling costs, $100,000 for testing costs, with the balance allocated as working capital. Working capital expenditures represent general operating expenditures, including payments of existing payables and salaries of employees. The Company recognizes that its per unit manufacturing and part costs are higher than projected full scale charges for these items. It expects to recognize lower per unit manufacturing and part costs due to volume discounts, and lower per unit shipping costs, as it transitions from the initial production run to full-scale production. The Company intends to fund this initial production run, as well as its subsequent operations through the issuance of equity and/or debt securities. Presently, the Company is seeking capital from one or more funding sources; however, at this time no arrangement has been finalized. No assurances can be given that the Company will be successful in obtaining sufficient capital to fund this initial production run or its ongoing operations. If the Company is unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on the Company and its business prospects.

Total assets, net of accumulated depreciation, totaled $ 741,755 on March 31, 2003. Total assets, net of accumulated depreciation, totaled $598,971 on December 31, 2002.

As reported by the Company on Form 8-K, on April 29, 2003, the Company has entered into a Letter of Intent with Filco GmbH, a newly formed German corporation. Filco GmbH recently acquired substantially all of the assets of Clark Material Handling of Europe GmbH at Clark’s facility located in Rheinstar Mulhiem a.d. Ruhr., Germany , excluding, however, building and land and rights to the Clark name. Filco has enter ed into an 18 month lease agreement with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros. Clark operations at this location were suspended approximately five months ago when it filed for insolvency ..

Under the letter of intent, the Company will acquire 51% equity interest and 49% of the voting interest in Filco in exchange for issuing to Mr. Fil Fil i pov, the principal of Filco, 900,000 shares of the Company’s common stock. Mr. Filipov also will be appointed a director of the Company and will receive an additional 100,000 shares of common stock of the Company . The common stock issuable to Mr. Filipov contains registration rights and certain put rights. The Company will be required to register with the Securities and Exchange Commission all of the shares issuable to Mr. Filipov. The put rights require the Company , after a 30 month period, to ; repurchase all of the Filipov shares at a price of $5.00 per share, pay Mr. Fil i pov a per share amount equal to the difference between the market price of the Company’s common stock and a benchmark price of $5.00 , or to reduce its interest in Filco by a proportion equal to the two price amounts. Further, as discussed below, the Company will seek to raise funds which will be used by Filco as working capital. The terms of the non binding, letter of intent are subject to the execution of a definitive agreement by the parties within 30 days.

The Company expects to raise funds from the sale of its securities in order to meet the working capital needs of Filco, as well as its own working capital needs as discussed above. Prior to the execution of the definitive agreement with Filco, the Company intends to make an initial loan to Filco in an amount not to exceed $350,000. As of this date, approximately $112,000 has been loaned to Filco by the Company. The initial loan amount will be used by Filco to fund its immediate short term working capital requirements. The initial loan will be payable upon demand by the Company, and will be personally guaranteed by Mr. Filipov. Despite this personal guarantee, the Company can not be assured the loan will be repaid upon demand. Additional funds are expected to be loaned to Filco by the Company. These funds will be used by Filco for its working capital needs for the next 12 months. At this time, the amount of such loan(s) is estimated to be $5,000,000, however, the terms of which have not been determined by the parties. The Company can not guarantee that it will be able to raise sufficient funds to meet the working capital needs of Filco, as well as its own working capital needs.  The Company’s inability to raise sufficient capital as discussed herein may impair the operations of Filco as well as the projected initial production run of its forklift, as discussed above.

#

Item 3. Controls And Procedures.

--------------------------------------

(a)

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

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

Item 5. Other Information.

None

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 99.1-Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b). Reports on Form 8-K.

On March 18, 2003, the Company filed a report under Form 8-K to disclosing events under Items 5 and 7.

On March 18, 2003, the Company filed a report under Form 8-K to disclosing events under Items 7 and 9.

#

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AIRTRAX, INC.

Date: May 14, 2003                /s/Peter Amico

                                                  Peter Amico

                                                  President and

                                                  Principal Financial Officer

#

CERTIFICATION

I, Peter Amico, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Airtrax, Inc.;

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

Date: May 14, 2003

/s/ Peter Amico

Chairman, President and

Principal Financial Officer

#