Form 10QSB
period 2003-06-30
AIRTRAX INC
filed 2003-08-14
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended June 30, 2003.

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

(1). Yes: X  No:

(2). Yes: X  No:

The number of shares issued and outstanding of issuer's common stock, no par value, as of June 30, 2003 was 8,578,785.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

INDEX

Page

-Balance Sheets as of March 31, 2003 (unaudited) and

 December 31, 2002 (audited)

  3

-Statements of Operations and Deficit Accumulated During

 Development Stage–Three months ended June 30, 2003 and 2002

  4

Development Stage–Six months ended June 30, 2003 and 2002

  5

-Statements of Cash Flows-Three Months Ended March 31, 2003 and 2002  6

Notes to Financial Statements

  7

Item 2. Management's Discussion and Analysis

  8

Item 3. Controls and Procedures

  9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 10

Item 2. Changes in Securities

 10

Item 3. Defaults upon Senior Securities

 10

Item 4. Submission of Matters to Vote of Securityholders

 10

Item 5. Other Information

 10

Item 6. Exhibits and Reports on Form 8-K

 10

Signatures

 11

Certification.

 12

#

AIRTRAX, INC.

(A Development Stage Company)

BALANCE SHEETS

             June 30, 2003               December 31, 2002

 (Unaudited)

   (Audited)

ASSETS

Current Assets

Cash

$         7,294

$        51,431

Accounts receivable

         12,857

          50,936

Inventory

       364,554

        186,840

Prepaid expenses

       647,051

        146,892

Deferred tax asset

       152,843

          50,743

Total current assets

    1,184,599

        486,842

Fixed Assets

Office furniture and equipment

         60,730

          44,671

Automotive equipment

         21,221

          21,221

Shop equipment

         23,425

          22,155

Casts and tooling

       130,104

        108,604

       235,480

        196,651

Less, accumulated depreciation

       135,646

        122,812

Net fixed assets

         99,834

          73,839

Other Assets

Notes receivable

       357,390

             -

Patents – net

         42,223

         38,225

Utility deposits

                65

                65

Total other assets

       399,678

         38,290

     TOTAL ASSETS

$  1,684,111

$     598,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable

$     521,433

$     341,333

Accrued liabilities

       190,427

       135,760

Stockholder note payable

         46,207

         92,917

Total current liabilities

       758,067

       570,010

Stockholders’ Equity

Common stock – authorized, 10,000,000 shares without

   par value; issued and outstanding – 8,578,785 and

   6,247,730, respectively

    5,672,204

    3,663,424

Preferred stock – authorized, 500,000 shares without

   par value; 275,000 issued and outstanding

         12,950

         12,950

Deficit accumulated during the development stage

  (4,552,158)

   (3,440,461)

Deficit prior to development stage

     (206,952)

      (206,952)

Total stockholders’ equity

      926,044

         28,961

     TOTAL LIABILITIES AND

          STOCKHOLDER’S EQUITY

$  1,684,111

$     598,971

See accompanying notes and accountant’s report.

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Three Month Periods Ended June 30, 2003 and 2002

(Unaudited)

      May 19, 1997

  (Date of Inception)

                      2003                   2002

   to June 30, 2003

SALES

$         -

$    129,730

      $  1,023,221

COST OF GOODS SOLD

        11,072

        66,580

             435,855

Gross Profit (Loss)

      (11,072)

        63,150

             587,366

OPERATING AND ADMINISTRATIVE EXPENSES

      561,305

      188,209

          5,187,012

OPERATING LOSS

    (572,377)

    (125,059)

        (4,599,646)

OTHER INCOME AND (EXPENSE)

Interest expense

      (13,843)

       (8,370)

           (121,779)

Other income

         3,333

          -

              70,770

NET LOSS BEFORE INCOME TAXES

   (582,887)

   (133,429)

       (4,650,655)

INCOME TAX BENEFIT - State:

Current

      52,586

      11,331

           102,100

Prior years

          -

          -

           307,766

Total Benefit

      52,586

      11,331                       409,866

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

   (530,301)             (122,098)

      (4,240,789)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

         -

         -

         (311,369)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

$(530,301)

$(122,098)

    $(4,552,158)

NET LOSS PER SHARE – Basic and Diluted

     $(.07)

     $(.02)

WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING

  7,879,880

  5,586,355

See accompanying notes and accountant’s report.

#

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Six Month Periods Ended June 30, 2003 and 2002

(Unaudited)

      May 19, 1997

  (Date of Inception)

                      2003                   2002

   to June 30, 2003

SALES

$      21,977

$    244,566

      $  1,023,221

COST OF GOODS SOLD

        56,767

      104,414

             435,855

Gross Profit (Loss)

       (34,790)

      140,152

             587,366

OPERATING AND ADMINISTRATIVE EXPENSES

   1,080,080

      330,573

          5,187,012

OPERATING LOSS

  (1,114,870)

    (190,421)

        (4,599,646)

OTHER INCOME AND (EXPENSE)

Interest expense

       (21,547)

     (13,905)

           (121,779)

Other income

          3,369

          -

              70,770

NET LOSS BEFORE INCOME TAXES

  (1,133,048)

   (204,326)

       (4,650,655)

INCOME TAX BENEFIT - State:

Current

      102,100

      28,177

           102,100

Prior years

            -

          -

           307,766

Total Benefit

      102,100

      28,177                       409,866

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

  (1,030,948)          (176,149)

      (4,240,789)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

      (80,749)

         -

        (311,369)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

$(1,111,697)

$(176,149)

    $(4,552,158)

NET LOSS PER SHARE – Basic and Diluted

       $( .15)

     $(.03)

WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING

   7,047,585

  5,671,355

See accompanying notes and accountant’s report.

-

#

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Six Month Periods ended June 30, 2003 and 2002

(Unaudited)

     May 19, 1997

             (Date of Inception)

      2003

     2002                to June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$(1,030,948)

 $(176,149)

    $(4,240,789)

Adjustments to reconcile net loss to net cash

   consumed by operating activities:

Depreciation and amortization

        15,536

       14,392

          180,012

Value of common stock issued for services

      682,669

       24,973

       1,273,116

Accrual of deferred tax benefit

     (102,100)

      (28,177)

        (152,843)

Changes in current assets and liabilities:

    Increase (decrease) in accounts payable, and

        accrued liabilities

      234,767

      (35,640)                711,860

Increase in prepaid expense

           -

          -

        (146,957)

Decrease (increase) in accounts receivable              38,079

         4,584

          (12,857)

    Increase in inventory

    (177,714)            (21,501)

        (364,554)

Net Cash Consumed By

     Operating Activities

    (339,711)

   (217,518)

     (2,753,012)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of equipment

       (38,828)

       (1,500)

       (247,761)

Additions to patent cost

         (6,700)

           -                       (74,307)

Investment in notes receivable

     (357,390)

           -

       (357,390)

Net Cash Consumed By

      Investing Activities

     (402,918)

       (1,500)

      (679,458)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds of common stock sales

      745,202

    199,502

     3,434,110

Proceeds of sales of preferred stock

           -

         -

          12,950

Repayments of stockholder loans

      (46,710)            71,400

          46,207

Preferred stock dividends paid in cash

           -

         -

         (53,503)

Net Cash Provided By

Financing Activities

      698,492           270,902

     3,439,764

Net (Decrease) Increase In Cash

      (44,137)

      51,884

            7,294

Balance at beginning of period

       51,431

      32,420

             -

Balance at end of period

$       7,294

$    84,304

 $         7,294

NOTE:  There were no cash payments of interest or income taxes during the quarter and six month periods ended   June 30, 2003.

See accompanying notes and accountant’s report.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. (“the Company”) as of June 30, 2003 and for the three month and six month periods ended June 30, 2003 and 2002, respectively, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

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

1.

COMMON STOCK

Shares of common stock totaling 1,363,325 and 2,131,055 shares, respectively, were issued during the second quarter and first six months of 2003, as follows:

  Second

    Six

  Quarter

Months

Private placement sales

    610,000

   715,000

Stock issued for services

    743,325

   979,324

Stock option exercises

      10,000

   190,000

Stock issued as dividends on

    preferred stock

        -

   246,731

    Total shares issued

            1,363,325

2,131,055

The fair market value of the stock issued for services has been charged to expenses of each of the  2003 periods.  Under the provisions of the outstanding preferred stock, the preferred shareholder may elect to receive common stock in satisfaction of the preferred dividends whenever the dividends are not paid in cash.  The stock issued as dividends during the first quarter of 2003 satisfied the remaining dividend obligation of the year 2000 and the entire obligation of the year 2001.  The $68,750 preferred dividend obligation of the year 2002 and the $34,375 obligation of the first six months of 2003 remain outstanding.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

2.

CONTINGENCY

During May 2003 the Company entered into a Letter of Intent with Filco GmbH, a newly formed German corporation, under which the Company was to acquire an equity interest in Filco.  The terms of this non-binding Letter of Intent were subject to the execution of a definitive agreement by the parties.  To facilitate the development of the Filco arrangement, the Company advanced $357,390 to Filco during the second quarter of 2003.  In return, the Company received three demand notes from Filco, which bear interest at the prime rate charged by Chase Bank N.A.  On August 11, 2003, negotiations were terminated and a final agreement will not be consummated.  On August 12, 2003, the Company demanded payment of all amounts due under the promissory notes.

Additional details of this proposed transaction are contained in Item 2 of the June 30, 2003 Form 10-QSB, Management’s Discussion and Analysis.

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

Results of Operations.

--------------------------

Six Months Ended June 30, 2003 compared with Six Months Ended June 30, 2002 .

For the period ended June 30, 2003 and comparable period in 2002, the Company was a development stage company and the Company has not engaged in full-scale operations for these periods. The limited revenues for the periods have been derived from a contract with the United States Navy that relates to the research and potential application of omni-directional products for military use. The period-to-period results presented and discussed below are not necessarily meaningful comparisons due to the Company’s development stage status, and are not indicative of future results.

Revenues for the six months ended June 30, 2003 were $21,977 compared with $244,566 in revenues for the same period in 2002. Revenues for the both periods consisted entirely of contract revenues under the SBIR program with the United States Navy. As reported in the Company’s Form 10-KSB for year end December 31, 2002, during 2002, the Company reached the contractual revenue limits under the Phase II portion of the SBIR contract, the bulk of which was received during fiscal 2002. The decrease in revenues for the 2003 period reflects the present status of that contract with the United States Navy. The contract related to the development of an omni-directional Multiple Purpose Mobility Platform (MP2). The Company expects to deliver a demonstrational version of the MP2 to the US Navy in the third quarter of 2003 for initial testing and evaluation. Following the initial testing and evaluation, the US Navy may request shipboard testing and evaluation, in which event, additional upgrades will be required on the demonstrational unit. The Company can not predict whether the shipboard testing will be undertaken, or whether it will be able to effect any sales of the MP2 to the US Navy.

Cost of goods sold for the 2003 and 2002 periods were $56,767 and $104,414, respectively. The amount for the 2003 period represents principally employee salaries of engineering personnel. The amount for the 2002 period represents principally employee salaries of engineering personnel and to a lesser extent parts for the omni-directional product.

Operating and administrative expenses which includes administrative salaries and overhead for the six month period in 2003 totaled $1,080,080 compared with $330,573 for the same period in 2002. The increase of $749,507 for the 2003 period is due principally to increased consulting fees in the amount of $682,000 paid to various consultants in the form of common stock of the Company, together with an increase in product development costs. Interest expense for the 2003 period was $21,547 which contrasts with $13,905 for the 2002 period. The increase in interest expense is due to an increase in amount due the Company’s landlord during the 2003 period, which amount accrues interest at the rate of 18% per annum.  Other income for 2003 in the amount of $3,369 represents accrued interest on loans made to the Company to Filco GmbH, as discussed below. The Company made no such loans during 2002. Income tax benefit are funds received from the State of New Jersey’s technology tax transfer program which is designed to foster technology development in the State of New Jersey. Pursuant to this program, the Company is able to sell its net operating losses and research and development credits as calculated under state law to the other business within the state in exchange for a cash payment equal to approximately 75% of such losses and credits. Income tax benefit accrued for the six month period in 2003 was $102,100 contrasted with $28,177 for the period in 2002.  The increase is due to the higher loss experienced for the current period compared with the prior period.

Net loss for the six month period in 2003 applicable to common shareholders was $1,111,697 or $0.15 per common share, compared with a net loss applicable to common shareholders of $176,149 or $0.03 per common share for the  prior period.

Liquidity and Capital Resources.

---------------------------------

Since its inception, the Company has financed its operations through the private placement of its common stock. During 2000 and 2001, the Company raised approximately $430,858 and $348,600, respectively, net of offering costs from the private placement of its common stock. During 2002, the Company raised $348,600 net of offering costs from the private placement of its common stock. During the six month period in 2003, the Company raised $746,202 net of offering costs from the private placement of its common stock. In addition, under the New Jersey tax transfer program discussed above, the Company has received $307,766 since inception.

As of June 30, 2003, the Company’s working capital was $426,532. As of December 31, 2002, the Company’s working capital deficit was $83,168. The increase in working capital is due to the funds raised by the Company during the 2003 period.

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising in anticipation of the rollout of its omni-directional forklift. During the second quarter of 2003, the Company began assembling parts and purchasing tooling for the initial production run of the ATX forklift. Funds required for the initial production run, which includes tooling charges and inventory overruns, are estimated to total $1,500,000. As of June 30, 2003, the Company has raised $250,000 of the total amount. In addition, the Company expects to utilize the funds that it expects to receive from Filco GmbH, as discussed below, towards the costs of the initial production run. Consequently, the Company will be required to raise an additional $900,000 to complete its initial production run. Of the total amount required, $750,000 is allocated for manufacturing and parts inventory of approximately 20 forklifts, $120,000 for tooling costs, $100,000 for testing costs, with the balance allocated as working capital. Working capital expenditures represent general operating expenditures, including payments of existing payables and salaries of employees. The Company recognizes that its per unit manufacturing and part costs are higher than projected full scale charges for these items. It expects to recognize lower per unit manufacturing and part costs due to volume discounts, and lower per unit shipping costs, as it transitions from the initial production run to full-scale production. The Company intends to fund this initial production run, as well as its subsequent operations through the issuance of equity and/or debt securities. Presently, the Company is seeking capital from one or more funding sources; however, at this time no arrangement has been finalized. No assurances can be given that the Company will be successful in obtaining sufficient capital to fund this initial production run or its ongoing operations. If the Company is unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on the Company and its business prospects.

Total assets, net of accumulated depreciation, totaled $ 1,684,111 on June 30, 2003. Total assets, net of accumulated depreciation, totaled $598,971 on December 31, 2002.

On May 1, 2003, the Company reported that it had entered into a Letter of Intent with Filco GmbH, a newly formed German corporation. Filco recently acquired substantially all of the assets of Clark Material Handling of Europe GmbH at Clark’s facility located in Rheinstar Mulhiem a.d. Ruhr., Germany , excluding, however, building and land and rights to the Clark name. Filco has enter ed into an 18 month lease agreement with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros. Clark ’s operations at this location were suspended in late 2002 when it filed for insolvency .. The terms of the letter of intent were subject to the execution of a definitive agreement. The letter of intent, as amended, provided that, the terms of the letter of intent would terminate if a definitive agreement was not executed by the parties within 50 days from the execution of the letter of intent. The parties attempted to negotiate the terms of a definitive agreement, and continued to do so beyond the 50 day period, however they were unable to reach a definitive agreement. During the course of the negotiations and discussions with Filco, the Company made three loans to Filco in the total amount of $357,390. The loans were evidenced by a demand promissory note, and were guaranteed by Fil Filipov, Filco’s principal shareholder and officer. The Company attempted to raise additional funds, which funds were intended to be used in significant part as working capital for Filco (as provided in the Letter of Intent), however, the Company was unsuccessful in its efforts. On August 11, 2003, Filco informed the Company it had secured additional funding, and was no longer interested in negotiating a definitive agreement pursuant to which the Company would acquire an equity interest in Filco. On August 12, 2003, the Company demanded payment of all amounts due under the demand promissory notes.

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

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Securityholders.

None

Item 5. Other Information.

On May 1, 2003, the Company reported that it had entered into a Letter of Intent with Filco GmbH, a newly formed German corporation. Filco recently acquired substantially all of the assets of Clark Material Handling of Europe GmbH at Clark’s facility located in Rheinstar Mulhiem a.d. Ruhr., Germany , excluding, however, building and land and rights to the Clark name. Filco has enter ed into an 18 month lease agreement with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros. Clark ’s operations at this location were suspended in late 2002 when it filed for insolvency .. The terms of the letter of intent were subject to the execution of a definitive agreement. The letter of intent, as amended, provided that, the terms of the letter of intent would terminate if a definitive agreement was not executed by the parties within 50 days from the execution of the letter of intent. The parties attempted to negotiate the terms of a definitive agreement, and continued to do so beyond the 50 day period, however they were unable to reach a definitive agreement. During the course of the negotiations and discussions with Filco, the Company made three loans to Filco in the total amount of $357,390. The loans were evidenced by a demand promissory note, and were guaranteed by Fil Filipov, Filco’s principal shareholder and officer. The Company attempted to raise additional funds, which funds were intended to be used in significant part as working capital for Filco (as provided in the Letter of Intent), however, the Company was unsuccessful in its efforts. On August 11, 2003, Filco informed the Company it had secured additional funding, and was no longer interested in negotiating a definitive agreement pursuant to which the Company would acquire an equity interest in Filco. On August 12, 2003, the Company demanded payment of all amounts due under the demand promissory notes.

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 99.1 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 99.2 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b). Reports on Form 8-K.

On June 12, 2003, the Company filed a report under Form 8-K to disclosing events under Items 7 and 9.

On May 6, 2003, the Company filed a report under Form 8-K to disclosing events under Items 7 and 9.

On May 6, 2003, the Company filed a report under Form 8-K to disclosing events under Items 2 and 7.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AIRTRAX, INC.

Date: August 14, 2003              /s/ Peter Amico

                                                  Peter Amico

                                                  President and

                                                  Principal Financial Officer