Form 10QSB
period 2003-09-30
AIRTRAX INC
filed 2003-11-19
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended September 30, 2003.

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

(1). Yes: X  No:

(2). Yes: X  No:

The number of shares issued and outstanding of issuer's common stock, no par value, as of November 17, 2003 was 8,635,413.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

INDEX

Page

Balance Sheets as of September 30, 2003 (unaudited) and

December 31, 2002 (audited)

  3

Statements of Operations and Deficit Accumulated During

Development Stage-Three months ended

September 30, 2003 and 2002

  4

Statements of Operations and Deficit Accumulated During

Development Stage-Nine months ended

September 30, 2003 and 2002

  5

Statements of Cash Flows-Nine Months Ended

September 30, 2003 and 2002

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

 11

Item 5. Other Information

 11

Item 6. Exhibits and Reports on Form 8-K

 11

Signatures

 12

#

AIRTRAX, INC.

(A Development Stage Company)

BALANCE SHEETS

             September 30, 2003       December 31, 2002

 (Unaudited)

   (Audited)

ASSETS

Current Assets

Cash

$       35,739

$        51,431

Accounts receivable

           9,258

          50,936

Inventory

       407,608

        186,840

Prepaid expenses

       404,731

        146,892

Deferred tax asset

       200,179

          50,743

Total current assets

    1,057,515

        486,842

Fixed Assets

Office furniture and equipment

         61,735

          44,671

Automotive equipment

         21,221

          21,221

Shop equipment

         23,365

          22,155

Casts and tooling

       108,604

        108,604

       214,925

        196,651

Less, accumulated depreciation

       142,063

        122,812

Net fixed assets

         72,862

          73,839

Other Assets

Patents – net

         34,172

         38,225

Utility deposits

                65

                65

Total other assets

         34,237

         38,290

     TOTAL ASSETS

$  1,164,614

$     598,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable

$     408,514

$     341,333

Accrued liabilities

       155,066

       135,760

Stockholder note payable

         46,984

         92,917

Total current liabilities

       610,564

       570,010

Stockholders’ Equity

Common stock – authorized, 10,000,000 shares without

   par value; issued and outstanding – 8,481,160 and

   6,247,730, respectively

    5,780,226

    3,663,424

Preferred stock – authorized, 500,000 shares without

   par value; 275,000 issued and outstanding

         12,950

         12,950

Deficit accumulated during the development stage

  (5,032,174)

   (3,440,461)

Deficit prior to development stage

     (206,952)

      (206,952)

Total stockholders’ equity

      554,050

         28,961

     TOTAL LIABILITIES AND

          STOCKHOLDER’S EQUITY

$  1,164,614

$     598,971

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Three Month Periods Ended September 30, 2003 and 2002

(Unaudited)

      May 19, 1997

  (Date of Inception)

                      2003                   2002              to September 30, 2003

SALES

$         -

$      41,479

      $  1,023,221

COST OF GOODS SOLD

        26,601

          5,030

             462,456

Gross Profit (Loss)

      (26,601)

        36,449

             560,765

OPERATING AND ADMINISTRATIVE EXPENSES

      498,436

      134,217

          5,685,448

OPERATING LOSS

     (525,037)

      (97,768)

        (5,124,683)

OTHER INCOME AND (EXPENSE)

Interest expense

        (6,860)

       (6,841)

           (128,639)

Other income

         4,545

      50,000

              75,315

NET LOSS BEFORE INCOME TAXES

   (527,352)

     (54,609)

       (5,178,007)

INCOME TAX BENEFIT - State:

Current

      47,336

        4,916

           149,436

Prior years

          -

          -

           307,766

Total Benefit

      47,336

        4,916                       457,202

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

   (480,016)               (49,693)

      (4,720,805)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

         -

         -

         (311,369)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

$(480,016)

$ (49,693)

    $(5,032,174)

NET LOSS PER SHARE – Basic and Diluted

     $(.06)

     $(.01)

WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING

  8,433,464

  5,348,849

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Nine Month Periods Ended September 30, 2003 and 2002

(Unaudited)

      May 19, 1997

  (Date of Inception)

                      2003                   2002

              to September 30, 2003

SALES

$      21,977

$    411,685

      $  1,023,221

COST OF GOODS SOLD

        83,368

      151,303

             462,456

Gross Profit (Loss)

       (61,391)

      260,382

             560,765

OPERATING AND ADMINISTRATIVE EXPENSES

   1,578,516

      573,683

          5,685,448

OPERATING LOSS

  (1,639,907)

    (313,301)

        (5,124,683)

OTHER INCOME AND (EXPENSE)

Interest expense

       (28,407)

     (22,345)

           (128,639)

Other income

          7,914

          -

              75,315

NET LOSS BEFORE INCOME TAXES

  (1,660,400)

   (335,646)

       (5,178,007)

INCOME TAX BENEFIT - State:

Current

      149,436

      40,990

           149,436

Prior years

            -

          -

           307,766

Total Benefit

      149,436

      40,990                       457,202

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

  (1,510,964)          (294,656)

      (4,720,805)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

      (80,749)

         -

        (311,369)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

$(1,591,713)

$(294,656)

    $(5,032,174)

NET LOSS PER SHARE – Basic and Diluted

       $(.21)

     $(.05)

WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING

   7,631,386

  5,626,903

The accompanying notes are an integral part of these financial statements.

#

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Month Periods ended September 30, 2003 and 2002

(Unaudited)

     May 19, 1997

             (Date of Inception)

      2003

     2002           to September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$(1,510,964)

 $(294,656)

    $(4,720,805)

Adjustments to reconcile net loss to net cash

   consumed by operating activities:

Depreciation and amortization

        23,304

       21,588

          187,780

Value of common stock issued for services

   1,017,315

     162,890

       1,582,561

Accrual of deferred tax benefit

     (149,436)

      (40,990)

        (200,179)

Changes in current assets and liabilities:

    Increase (decrease) in accounts payable, and

        accrued liabilities

        86,487

    (114,708)                563,580

Increase in prepaid expense

            -

           -

        (146,957)

Decrease (increase) in accounts receivable              41,678

      (40,654)

            (9,258)

    Increase in inventory

    (220,768)            (58,459)

        (407,608)

Net Cash Consumed By

     Operating Activities

      (712,384)

     (364,989)

       (3,150,886)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of equipment

       (18,274)

     (26,213)

       (227,207)

Additions to patent cost

            -

           -                       (67,607)

Investment in notes receivable

            -

           -

              -

Net Cash Consumed By

      Investing Activities

       (18,274)

     (26,213)

      (294,814)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds of common stock sales

      760,899

     343,501

     3,475,008

Proceeds of sales of preferred stock

           -

          -

          12,950

Repayments of stockholder loans

      (45,933)             66,625

          46,984

Preferred stock dividends paid in cash

           -

          -

         (53,503)

Net Cash Provided By

Financing Activities

      714,966           410,126

     3,481,439

Net (Decrease) Increase In Cash

      (15,692)

      18,924

          35,739

Balance at beginning of period

       51,431

      32,420

             -

Balance at end of period

$     35,739

$    51,344

 $       35,739

NOTE: There were no cash payments of interest or income taxes during the quarter and nine month periods   ended September 30, 2003.

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of Airtrax, Inc. (“the Company”) as of September 30, 2003 and for the three month and nine month periods ended September 30, 2003 and 2002, respectively, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter and nine month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

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

1.

COMMON STOCK

Shares of common stock totaling 102,375 and 2,233,430 shares, respectively, were issued during the third quarter and first nine months of 2003, as follows:

   Third

  Nine

  Quarter

Months

Private placement sales

      40,000

   755,000

Stock issued for services

      57,375

1,036,699

Stock option exercises

        5,000

   195,000

Stock issued as dividends on

    preferred stock

        -

   246,731

    Total shares issued

               102,375

2,233,430

The fair market value of the stock issued for services has been charged to expenses of each of the  2003 periods.  Under the provisions of the outstanding preferred stock, the preferred shareholder may elect to receive common stock in satisfaction of the preferred dividends whenever the dividends are not paid in cash.  Stock issued as dividends during the first quarter of 2003 satisfied the remaining dividend obligation of the year 2000 and the entire obligation of the year 2001.  The $68,750 preferred dividend obligation of the year 2002 and the $51,563 obligation of the first nine months of 2003 remain outstanding.

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

Results of Operations.

--------------------------

Nine Months Ended September 30, 2003 compared with Nine Months Ended September 30, 2002 .

For the period ended September 30, 2003 and comparable period in 2002, the Company was a development stage company and the Company has not engaged in full-scale operations for these periods. The limited revenues for the periods have been derived from a contract with the United States Navy that relates to the research and potential application of omni-directional products for military use. The period-to-period results presented and discussed below are not necessarily meaningful comparisons due to the Company’s development stage status, and are not indicative of future results.

Revenues for the six months ended September 30, 2003 were $21,977 compared with $411,685 in revenues for the same period in 2002. Revenues for the both periods consisted entirely of contract revenues under the SBIR program with the United States Navy. As reported in the Company’s Form 10-KSB for year end December 31, 2002, during 2002, the Company reached the contractual revenue limits under the Phase II portion of the SBIR contract, the bulk of which was received during fiscal 2002. The reduction in revenues for the 2003 period reflects the present status of that contract with the United States Navy. The contract related to the development of an omni-directional Multiple Purpose Mobility Platform (MP2). The Company expects to deliver a demonstrational version of the MP2 to the US Navy in the fourth quarter of 2003 for initial testing and evaluation. Following the initial testing and evaluation, the US Navy may request shipboard testing and evaluation, in which event, additional upgrades will be required on the demonstrational unit. The Company can not predict whether the shipboard testing will be undertaken, or whether it will be able to effect any sales of the MP2 to the US Navy.

Cost of goods sold for the 2003 and 2002 periods were $83,368 and $151,303, respectively. The amount for the 2003 period represents principally employee salaries of engineering personnel. The amount for the 2002 period represents principally employee salaries of engineering personnel and to a lesser extent parts for the omni-directional product.

Operating and administrative expenses which includes administrative salaries and overhead for the nine month period in 2003 totaled $1,578,516 compared with $573,683 for the same period in 2002. The increase of $1,004,833 for the 2003 period is due principally to increased consulting fees paid to various consultants in the form of 57,375 shares common stock of the Company, together with an increase in product development costs. Interest expense for the 2003 period was $28,407 which contrasts with $22,345 for the 2002 period. The increase in interest expense is due to an increase in amount due the Company’s landlord during the 2003 period, which amount accrues interest at the rate of 18% per annum.  Other income for 2003 in the amount of $7,914 represents accrued interest on loans made by the Company to Filco GmbH, as discussed below. The Company made no such loans during 2002. Income tax benefit are funds received and to be received from the State of New Jersey’s technology tax transfer program which is designed to foster technology development in the State of New Jersey. Pursuant to this program, the Company is able to sell its net operating losses and research and development credits as calculated under state law to the other business within the state in exchange for a cash payment equal to approximately 75% of the expected tax savings from such losses and credits. Income tax benefit accrued for the nine month period in 2003 was $149,436 contrasted with $40,990 for the period in 2002.  The increase is due to the higher loss experienced for the current period compared with the prior period.

During the 2003 period, the Company recorded a loss in the amount of $80,749 attributable to a preferred stock dividend. The dividend is payable to a company that is owned by the Company’s President. A similar loss was not recorded for the 2002 period.

Net loss for the nine month period in 2003 applicable to common shareholders was $1,591,713 or $0.21 per common share, compared with a net loss applicable to common shareholders of $294,656 or $0.05 per common share for the  prior period.

Liquidity and Capital Resources.

---------------------------------

Since its inception, the Company has financed its operations through the private placement of its common stock. During 2000 and 2001, the Company raised approximately $430,858 and $348,600, respectively, net of offering costs from the private placement of its common stock. During 2002, the Company raised $348,600 net of offering costs from the private placement of its common stock. During the nine month period in 2003, the Company raised $760,899 net of offering costs from the private placement of its common stock. In addition, under the New Jersey tax transfer program discussed above, the Company has received $307,766 since inception.

As of September 30, 2003, the Company’s working capital was $446,951. As of December 31, 2002, the Company’s working capital deficit was $83,168. The increase in working capital is due to the funds raised by the Company during the 2003 period.

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising in anticipation of the rollout of its omni-directional forklift. During the second quarter of 2003, the Company began assembling parts and purchasing tooling for the initial production run of the ATX forklift. Funds required to complete the initial production run of 10 forklifts, which includes tooling charges and inventory overruns, are estimated to total approximately $1,500,000. Of the total amount required, $750,000 is allocated for manufacturing and parts inventory for approximately 10 forklifts plus inventory overruns, $120,000 for tooling costs, $100,000 for testing costs, with the balance allocated as working capital. Working capital expenditures represent general operating expenditures, including payments of existing payables and salaries of employees. The Company recognizes that it’s per unit manufacturing and part costs are higher than projected full scale charges for these items. It expects to recognize lower per unit manufacturing and part costs due to volume discounts, and lower per unit shipping costs, as it transitions from the initial production run to full-scale production. The Company intends to fund this initial production run, as well as its subsequent operations through the issuance of equity and/or debt securities. Presently, the Company is seeking capital from one or more funding sources; however, at this time no arrangement has been finalized. No assurances can be given that the Company will be successful in obtaining sufficient capital to fund this initial production run or its ongoing operations. If the Company is unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on the Company and its business prospects.

Total assets, net of accumulated depreciation, totaled $ 1,684,111 on September 30, 2003. Total assets, net of accumulated depreciation, totaled $598,971 on December 31, 2002.

On May 1, 2003, the Company reported that it had entered into a Letter of Intent with Filco GmbH, a newly formed German corporation. Filco recently acquired substantially all of the assets of Clark Material Handling of Europe GmbH at Clark’s facility located in Rheinstar Mulhiem a.d. Ruhr., Germany , excluding, however, building and land and rights to the Clark name. Filco has enter ed into an 18 month lease agreement with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros. Clark ’s operations at this location were suspended in late 2002 when it filed for insolvency .. The terms of the letter of intent were subject to the execution of a definitive agreement. The letter of intent, as amended, provided that, the terms of the letter of intent would terminate if a definitive agreement was not executed by the parties within 50 days from the execution of the letter of intent. The parties attempted to negotiate the terms of a definitive agreement, and continued to do so beyond the 50 day period, however they were unable to reach a definitive agreement. During the course of the negotiations and discussions with Filco, the Company made three loans to Filco in the total amount of $357,390. The loans were evidenced by demand promissory notes, and were guaranteed by Fil Filipov, Filco’s principal shareholder and officer. The Company attempted to raise additional funds, which funds were intended to be used in significant part as working capital for Filco (as provided in the Letter of Intent), however, the Company was unsuccessful in its efforts. On August 11, 2003, Filco informed the Company it had secured additional funding, and was no longer interested in negotiating a definitive agreement pursuant to which the Company would acquire an equity interest in Filco. On August 12, 2003, the Company demanded payment of all amounts due under the demand promissory notes. On September 2, 2003, Filco repaid all of the amounts due under the promissory notes.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

During the nine month period in 2003, the sold 755,000 shares of its common stock in connection with the private placement of such securities and raised $760,899 net of offering costs from the private placement of its common stock. In addition during this period, the Company issued, as restricted securities, 443,075 shares of its common stock to third parties in exchange for consulting serviced rendered by such parties, 247,500 shares of its common stock to employees, officers and directors of the Company pursuant employments arrangements with such parties, and 246,731 as a dividend on preferred stock issued to the Company’s largest shareholder.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security holders.

None

Item 5. Other Information.

Item 6. Exhibits.

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b). Reports on Form 8-K.

None

#

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AIRTRAX, INC.

Date: November 19, 2003         /s/ Peter Amico

                                                  Peter Amico

                                                  President and

                                                  Principal Financial Officer

#