Form 10QSB/A
period 2003-06-30
AIRTRAX INC
filed 2003-11-24
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB/A

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

Operating and administrative expenses which includes administrative salaries and overhead for the six month period in 2003 totaled $1,080,080 compared with $330,573 for the same period in 2002. The increase of $749,507 for the 2003 period is due principally to increased consulting fees in the amount of $682,000 paid to various consultants in the form of common stock of the Company, together with an increase in product development costs. Interest expense for the 2003 period was $21,547 which contrasts with $13,905 for the 2002 period. The increase in interest expense is due to an increase in amount due the Company’s landlord during the 2003 period, which amount accrues interest at the rate of 18% per annum.  Other income for 2003 in the amount of $3,369 represents accrued interest on loans made by the Company to Filco GmbH, as discussed below. The Company made no such loans during 2002. Income tax benefit are funds received and to be received from the State of New Jersey’s technology tax transfer program which is designed to foster technology development in the State of New Jersey. Pursuant to this program, the Company is able to sell its net operating losses and research and development credits as calculated under state law to the other business within the state in exchange for a cash payment equal to approximately 75% of the expected tax savings from such losses and credits. Income tax benefit accrued for the six month period in 2003 was $102,100 contrasted with $28,177 for the period in 2002.  The increase is due to the higher loss experienced for the current period compared with the prior period.

Net loss for the six month period in 2003 applicable to common shareholders was $1,030,948 or $0.15 per common share, compared with a net loss applicable to common shareholders of $176,149 or $0.03 per common share for the  prior period.

Liquidity and Capital Resources.

---------------------------------

Since its inception, the Company has financed its operations through the private placement of its common stock. During 2000 and 2001, the Company raised approximately $430,858 and $348,600, respectively, net of offering costs from the private placement of its common stock. During 2002, the Company raised $348,600 net of offering costs from the private placement of its common stock. During the six month period in 2003, the Company raised $745,202 net of offering costs from the private placement of its common stock. In addition, under the New Jersey tax transfer program discussed above, the Company has received $307,766 since inception.

As of June 30, 2003, the Company’s working capital was $426,532. As of December 31, 2002, the Company’s working capital deficit was $83,168. The increase in working capital is due to the funds raised by the Company during the 2003 period.

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising in anticipation of the rollout of its omni-directional forklift. During the second quarter of 2003, the Company began assembling parts and purchasing tooling for the initial production run of the ATX forklift. Funds required for the initial production run, which includes tooling charges and inventory overruns, are estimated to total $1,500,000. As of June 30, 2003, the Company has raised $250,000 of the total amount. In addition, the Company expects to utilize the funds that it expects to receive from Filco GmbH, as discussed below, towards the costs of the initial production run. Consequently, the Company will be required to raise an additional $900,000 to complete its initial production run. Of the total amount required, $750,000 is allocated for manufacturing and parts inventory for approximately 20 forklifts, $120,000 for tooling costs, $100,000 for testing costs, with the balance allocated as working capital. Working capital expenditures represent general operating expenditures, including payments of existing payables and salaries of employees. The Company recognizes that its per unit manufacturing and part costs are higher than projected full scale charges for these items. It expects to recognize lower per unit manufacturing and part costs due to volume discounts, and lower per unit shipping costs, as it transitions from the initial production run to full-scale production. The Company intends to fund this initial production run, as well as its subsequent operations through the issuance of equity and/or debt securities. Presently, the Company is seeking capital from one or more funding sources; however, at this time no arrangement has been finalized. No assurances can be given that the Company will be successful in obtaining sufficient capital to fund this initial production run or its ongoing operations. If the Company is unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on the Company and its business prospects.

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

In May 2003, the Company entered into a reseller agreement with Goldbelt Eagle, LLC. Goldbelt Wolf is a subsidiary of Goldbelt, Incorporated, an urban, for-profit, Alaska Native Corporation (ANC) whose primary purpose is to manage assets and conduct business for the benefit of its nearly 3,000 Alaskan native shareholders.  Goldbelt, Incorporated has been granted Section 8(a), small disadvantaged business status, under the Small Business Administration. A unique feature of their Section 8(a) status is that their “bids” are sole source, can not be protested  under 13 C.F.R. 124.517(a), and are not subject to maximum value limitations unlike traditional 8(a) companies under 13 C.F.R. 124.506(b). These provisions are granted under the Alaskan Native Claims Settlement Act (ANCSA) of 1971. In addition, Goldbelt’s Eagle has multiple Indefinite Delivery / Indefinite Quantity (IDIQ) sole source contractual arrangements with the United States’ Departments of Treasury and Interior, National Institute of Health, and General Services Administration. The Company anticipates that any forklifts, if sold to Goldbelt, will be resold by Goldbelt directly to a governmental agency. The sale of any forklifts to Goldbelt will be at prices negotiated by the parties. In connection with the arrangement, the Company has agreed to issue to four individuals, including certain principals of Goldbelt,  options to acquire 350,000 shares of common stock of the Company at $0.001 per share, and pay such parties a fee of 10% of the gross sales to Goldbelt. Of the 350,000 shares of common stock, 87,500 shares of common stock have been issued to the parties. The remaining shares are held in escrow by the Company pending delivery of a contract from Goldbelt. If a contract is not delivered by Goldbelt to the Company within a 1 year anniversary of the agreement, the parties must return the issued common stock and the Company will cancel the shares held in escrow.

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

                                                AIRTRAX, INC.

Date: November 14, 2003         /s/ Peter Amico

                                                  Peter Amico

                                                  President and

                                                  Principal Financial Officer