Form 10QSB/A
period 2003-09-30
AIRTRAX INC
filed 2003-11-26
CIK 1081372

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

1.

COMMON STOCK

Shares of common stock totaling 102,375 and 2,233,430 shares, respectively, were issued during the third quarter and first nine months of 2003, as follows:

   Third

  Nine

  Quarter

Months

Private placement sales

      40,000

   755,000

Stock issued for services

      57,375

1,036,699

Stock option exercises

        5,000

   195,000

Stock issued as dividends on

    preferred stock

        -

   246,731

    Total shares issued

               102,375

2,233,430

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.

COMMON STOCK (Continued)

The fair market value of the stock issued for services has been charged to expense during each of the   periods benefited.  Of the 1,036,699 shares issued for services during 2003, 871,046 were issued under contracts that require future services.  No such shares were issued during the quarter ended 9/30/03.  The value of shares issued under such contracts is allocated to the periods benefited.  A schedule of these charges is presented below.

Value of shares issued during 2002 which

benefited 2003

$   146,892

Value of shares issued during 2003

     871,046

  1,017,938

Value allocated to period 1/1 - 9/30/03

     613,207

Balance allocated to future periods

$   404,731

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

Revenues for the nine months ended September 30, 2003 were $21,977 compared with $411,685 in revenues for the same period in 2002. Revenues for the both periods consisted entirely of contract revenues under the SBIR program with the United States Navy. As reported in the Company’s Form 10-KSB for year end December 31, 2002, the Company reached the contractual revenue limits under the Phase II portion of the SBIR contract, the bulk of which was received during fiscal 2002. The reduction in revenues for the 2003 period reflects the present status of that contract with the United States Navy. The contract related to the development of an omni-directional Multiple Purpose Mobility Platform (MP2). The Company expects to deliver a demonstrational version of the MP2 to the US Navy in the fourth quarter of 2003 for initial testing and evaluation. Following the initial testing and evaluation, the US Navy may request shipboard testing and evaluation, in which event, additional upgrades will be required on the demonstrational unit. The Company can not predict whether the shipboard testing will be undertaken, or whether it will be able to effect any sales of the MP2 to the US Navy.

Cost of goods sold for the 2003 and 2002 periods were $83,368 and $151,303, respectively. The amount for the 2003 period represents principally employee salaries of engineering personnel, and to a lesser extent parts for the omni-directional product. The amount for the 2002 period represents principally employee salaries of engineering personnel and to a lesser extent parts for the omni-directional product.

Operating and administrative expenses which includes administrative salaries and overhead for the nine month period in 2003 totaled $1,578,516 compared with $573,683 for the same period in 2002. The increase of $1,004,833 for the 2003 period is due principally to increased consulting fees paid to various consultants in amount of $464,660 the form of 722,499 shares common stock of the Company, together with an increase in product development costs. Interest expense for the 2003 period was $28,407 which contrasts with $22,345 for the 2002 period. The increase in interest expense is due to an increase in amount due the Company’s landlord during the 2003 period, which amount accrues interest at the rate of 18% per annum.  Other income for 2003 in the amount of $7,914 represents accrued interest on loans made by the Company to Filco GmbH, as discussed below. The Company made no such loans during 2002. Income tax benefit are funds received and to be received from the State of New Jersey’s technology tax transfer program which is designed to foster technology development in the State of New Jersey. Pursuant to this program, the Company is able to sell its net operating losses and research and development credits as calculated under state law to the other business within the state in exchange for a cash payment equal to approximately 75% of the expected tax savings from such losses and credits. Income tax benefit accrued for the nine month period in 2003 was $149,436 contrasted with $40,990 for the period in 2002.  The increase is due to the higher loss experienced for the current period compared with the prior period.

During the 2003 period, the Company recorded dividend in the amount of $80,749 attributable to a preferred stock dividend. The dividend is payable to a company that is owned by the Company’s President. A similar loss was not recorded for the 2002 period.

Net loss for the nine month period in 2003 applicable to common shareholders was $1,510,964 or $0.21 per common share, compared with a net loss applicable to common shareholders of $294,656 or $0.05 per common share for the  prior period.

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

Total assets, net of accumulated depreciation, totaled $ 1,684,614 on September 30, 2003. Total assets, net of accumulated depreciation, totaled $598,971 on December 31, 2002.

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

                                                AIRTRAX, INC.

Date: November 21, 2003         /s/ Peter Amico

                                                  Peter Amico

                                                  President and

                                                  Principal Financial Officer

#