Form 10KSB
period 2003-12-31
AIRTRAX INC
filed 2004-04-08
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___ to ____.

Commission file number: 0-25791

AIRTRAX , INC.

----------------------

(Name of Small Business Issuer in its charter)

New Jersey                                          22-3506376

-----------------                                   -------------------

(State of Incorporation)                       (I.R.S. Employer I.D.Number)

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

1). Yes: X   No

2). Yes: X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of  Regulation S-B is not contained in this form, and  no disclosure will be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated  by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for the most recent fiscal year. $21,879

As of March 15, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates as approximately $ 6,005,361. This calculation is based upon the average bid price of $1.10 and asked price of $ 0.90 of the common stock on such date.

The number of shares issued and outstanding of issuer's common stock, no par value, as of March 15, 2004 was 8,876,552.

DOCUMENTS INCORPORATED BY REFERENCE

None.

#

PART I

Item 1. Description of Business.

INTRODUCTION.

Airtrax , Inc.  (" Airtrax " or "Company") was incorporated in the State of New Jersey on April 17, 1997. On May 19, 1997, the Company entered into a merger agreement with a predecessor company that was incorporated on May 10, 1995. The Company was the surviving company in the merger.

Effective November 5, 1999, the Company merged with MAS Acquisition IX Corp (“MAS”), and was the surviving company in the merger. Pursuant to the Agreement and Plan of Merger, as amended, each share of common stock of MAS was converted to 0.00674 shares of Airtrax .. After giving effect to fractional and other reductions, MAS shareholders received 57,280 shares of Airtrax as a result of the merger.

As used in this Form 10-KSB, the terms “Company" or “ Airtrax " refers to Airtrax , Inc. and companies previously acquired.

Airtrax is a development stage company that has developed an omni-directional wheel technology intended to be used for various commercial applications.

The Company's maintains its administrative office at 870B Central Avenue, Hammonton, New Jersey 08037, its telephone number is (609) 567-7800, and its web-site is www. Airtrax ..com.

THE COMPANY

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

Technology Description.

Since the technology transfer under the CRADA agreement, the Company has examined and redesigned many aspects of the system for use in various applications including forklifts and other material handling equipment. In this regard, the Company refined control software and hardware, and tested a variety of drive component features on its pilot omni directional lift trucks and scissor-lifts. Extensive demonstrations of prototype vehicles for commercial and military users in combination with market research enabled the Company to direct its initial development efforts towards the material handling products, offering the best probability for successful market entry.

Management designed other aspects of its machine to complement the unique functionality of its omni-directional technology. In so doing, the Company achieved a virtually maintenance free unit which allows the operator free and unrestricted movement during operation. Each vehicle   is powered  with AC motors eliminating brushes and commutators of conventional DC motors. The AC motors also are lubricated for life thereby eliminating the need for additional greas ing  and fittings . The transmission uses a synthetic lubricant , and is sealed for life. The joystick controls all vehicle movement, therefore conventional drive trains, steering racks, hydraulic valve levers, and foot petals for braking and acceleration are all non-existent.

On a four-wheel omni-directional vehicle employing the Company's technology, each wheel has a separate electric motor, making   the vehicle   capable of traveling in any direction. The motion of the vehicle is controlled by coordinating all four wheels through a micro - processor that receives input from an operator-controlled joystick. The joystick controls all vehicle movement (starting, steering, and stopping). The framework of the Company's omni-directional lift truck consists primarily of a steel frame mobilized with four omni-directional wheels. The AC electric motor for each wheel turns its own wheel hub. Each wheel hub is encircled with multiple tapered rollers that are offset 45 degrees. The tapered rollers, covered with polyurethane, are extremely durable. By independently controlling the forward or rearward rotation of each wheel, the vehicle has the capability of traveling in any direction. The technology allows the vehicle to move forward, laterally, diagonally, or completely rotate within its own footprint, thereby allowing it to move into confined spaces without difficulty. The navigational options of an omni-directional vehicle are virtually limitless. The omni-directional wheel can be manufactured in almost any size depending upon the application. For instance, management believes the wheel can be used on miniature vehicles or massive load-carrying vehicles.

RECENT TRANSACTION WITH FILCO GMBH

On March 9, 2004, the Company entered into a Stock Acquisition Agreement, and Addendum, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German company. In April 2003, Filco acquired substantially all of the assets of Clark Material Handling of Europe GmbH at Clark’s facility located in Rheinstar Mulhiem a.d. Ruhr., Germany, excluding, however, building and land and rights to the Clark name. Filco has entered into an 18 month lease agreement with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros. (See “Current Operations –Transaction with Filco GmbH” below)

EXISTING AND PROPOSED PRODUCTS.

Sidewinder ATX.   The Company anticipates that its Sidewinder Omni-Directional lift truck will be available with rated lift capacities ranging from 3000 pounds and higher. The Company’s SIDEWINDER ATX-3000 Omni-Directional lift truck, which is its 3,000 pound model, feature s it ’ s revolutionary omni-directional technology. Conventional steering racks and foot petals are non-existent allowing impediment free ingress and egress. This lift truck will deliver unequaled maneuverability providing significantly improved operating efficiencies in the materials handling industry. The dealer price is expected to retail at prices similar to or slightly higher than high end, comparably sized standard forklifts. The “street prices” of similar rated, standard (non-omni-directional) forklifts range from $16,000 to $31,000 per unit. Other specialty forklifts, that are multi-directional sell for $42,000 and greater, and vehicles considered very narrow aisle (VNA) , are priced from  $75,000 and higher per unit. The Company believes that, due to its unique features, the omni-directional l ift truck will support a price slightly higher than the average selling price of a conventional forklift.

Airtrax Conventional Forklift. In the event of the successful acquisition of Filco GmbH,  the Company expects to use the Filco plant and operations to produce and sell a line of conventional forklifts manufactured under an Airtrax name for distribution in the United States and other geographical markets. It also is contemplated that the SIDEWINDER ATX-3000 Omni-Directional lift truck will be manufactured at the Filco plant and distributed by Filco to European or Middle East markets.

Omni-Directional Aerial Work Platform.  In late February 2004, the Company in collaboration with MEC Aerial Platform Sales Corporation of Fresno, California introduced a concept version of a scissor lift at the American Rental Association trade show in Atlanta.  The scissor lift called the “Phoenix” incorporated the Company’s omni-directional technology along with an MEC platform and lift mechanisms. The vehicle contains features presently unavailable on conventional aerial work platforms. For example, similar to the Company’s lift truck, the aerial work platform ’s movement is controlled by a joystick. Movement to a particular spot or location at a job site can be accomplished easily due to the omni-directional technology, thereby eliminating the back and forth positioning typically associated with conventional platforms. Company designed control systems allow the operator to move at very regulated and easily controlled acceleration and speed, virtually eliminating operator error. The machine can climb over obstacles that would impede other machines. The Company believes that, similar to its lift truck , the improved functionality of the aerial work platform will result in increased productivity at the job-site.

On March 13, 2004, the Company entered into a draft Product Development, Sales and Representation Agreement with MEC. The draft agreement calls for the joint development of a proto-type and production versions of an omni-directional aerial work platform called the “Phoenix”. During the development stage, each party will provide the parts, which apply to that party’s area of responsibility. The Company will provide all of the parts required for the omni-directional traction system  and related control systems, and MEC will provide all of the parts required for the scissor lift and  lifting apparatus and the control systems for the scissor lift apparatus.  After development of the prototype version, the parties will establish the cost of a commercial product, and if the cost of a commercial product is considered commercially   viable, the parties will jointly develop a commercial version of the aerial work platform .. If commercial production results, the Company will be responsible for product manufacturing, and MEC or its affiliate will be responsible to promote, market and sell the product to their network of approximately 200 distributors. Aerial work platform sales made by MEC will be subject to a royalty to Airtrax and, likewise sales made by Airtrax will be subject to a royalty to MEC. The amount of the respective royalties will be subject to agreement by the parties. Orders placed by MEC will be financed by MEC subject to agreed production schedules. The parties expect to enter into a more formal agreement to further define the relationship of the parties. At this time, the Company cannot predict whether a formal agreement will be entered into between the parties, or whether any sales will result form the aerial work platform to be developed by the parties.

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

Military Products. During 1999, the Company was awarded a Phase I research contract under the Department of Defense's Small Business Innovation Research program (SBIR) to develop an omni-directional Multiple Purpose Mobility Platform (MP2). Under the Phase I base contract, the Company studied the application of the omni-directional technology for military use and was supervised by the Naval Air Warfare Center Aircraft Division (NAWC-AD) in Lakehurst, New Jersey. The contemplated use includes the installation of jet engines on military aircraft and the transportation of munitions and other military goods. The Company completed the Phase I base contract in 1999 and was subsequently awarded a Phase I option from NAWC-AD to further define the uses of the MP2. In July 2000, the Company was awarded a Phase II research contract under the SBIR program. Under the Phase II contract, the Company is studying the feasibility of the MP2 for military purposes, and will culminate with the construction of one or more proto-type devices. This contract (with the option) was extended twice for 6 months each past the  42 month contract time period. C ontract revenues were $750,000. Through December 31, 2003 the Company has received approximately $720,000 in revenues from the Phase II contract, and completed the production  design of the MP2. A completed proto-type MP2 was delivered to the US Navy during the end of the first quarter of 2004 for testing purposes. A second vehicle, an omni-directional jet engine installation machine is being constructed for the US Navy, pending receipt of additional funding from the SBIR program. The Company has been advised by the US Navy that a non-SBIR sponsor  for the MP2 program must be identified before a Phase II option is exercised . A Phase III contract could be awarded without such a sponsor ..  Although management believes the underlying omni-directional technology for the proposed MP2 has significant potential for both commercial and military applications, the Company cannot predict whether any sales beyond the Phase II contract will result from the SBIR program.

In connection with the MP2, on December 11, 2003, the Company entered into a Teaming Agreement with United Defense, L.P., Arlington, Virginia. Under the agreement, United Defense agreed to provide the exclusive manufacture, marketing and support for the MP2 and any derivative products in respect to any contracts awarded to the Company by U.S. Department of Defense and any international military customers under the SBIR arrangement .

CURRENT OPERATIONS.

Since 1995, substantially all of the Company's resources and operations have directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of its components, including the unique shaped wheels, motors, and frames, have been specially designed by the Company and specially manufactured. Four pilot models of the commercial omni-directional lift truck are currently operational.

The Company has commenced and is near completion of its initial production run consisting of 10 units of its Sidewinder ATX-3000 Omni-Directional Lift Truck. Substantially all of the parts including frames, motors, controllers, and micro-processors have been ordered and received by the Company, and are partially assembled. The initial production run will be completed upon receipt of wheels and other components from suppliers which is expected in the second quarter of 2004. Unit assembly is undertaken by Crane and Machinery, Inc., Bridgeview, Illinois under Company specifications. UL and final ANSI testing is expected to be completed from 30 to 90 days from production completion. Following required testing, the Company expects to sell these units to select dealers in the United States. The Company has received purchase orders for its initial run production run of 10 units.

Transaction with Filco GmbH.

On March 9, 2004, the Company entered into a Stock Acquisition Agreement, and Addendum, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation .. In April 2003, Filco GmbH acquired substantially all of the assets of Clark Material Handling of Europe GmbH at Clark’s facility located in Rheinstar Mulhiem a.d. Ruhr., Germany, excluding, however, building and land and rights to the Clark name. Filco has entered into an 18 month lease agreement   with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros. Filco GmbH has been operating this plant since July 1, 2003.

The consideration for the acquisition of equity interest in Filco is the payment to Filco of approximately $1,300,000 and the issuance of stock options to Mr. Filipov to acquire 900,000 shares of common stock of the Company. Of the total amount due, $300,000 has been paid by the Company, $300,000 was due on March 15, 2004, $300,000 is due on May 2, 2004 and the balance is due on June 2, 2004. The Company has used proceeds from its private placement offering conducted during the first quarter of 2004 to pay the initial $300,000, and expects to use additional proceeds from the offering to pay the balance due under the agreement. The amounts paid to Filco will be in the form of working capital loans to Filco.   After payment of the entire amount, the Company’s loan and an existing loan in favor of Mr. Filipov for the same approximate amount may be converted to equity of Filco. The stock option to be issued to Mr. Filipov to acquire 900,000 shares of the Company’s common stock will be exercisable at a price per share of $0.01. No more than 12.5% of the options can be exercised during any one year, and the exercise period for such annual amount is three years.  Mr. Filipov also will be appointed a director of the Company and will receive an additional 100,000 shares of common stock of the Company for his role as director. The Company will be required to register with the Securities and Exchange Commission all of the shares issuable to Mr. Filipov, including those underlying the described stock options. The Company can not predict whether it will raise sufficient funds to pay all amounts due under the Filco agreement. On March 9, 2004, the Company filed a Form 8-K which includes a copy of the Filco agreement and addendum, and the above description is qualified in its entirety by the terms of the agreement.

Filco has informed the Company that it will require total working capital in the amount of $5,000,000 in order for it to achieve profitable operations. This amount includes funds required to be provided to Filco by the Company under the Filco agreement described above. The Company expects to raise additional funds from the sale of its securities in order to meet its loan obligations with Filco, as well as its own working capital needs as discussed in the Management’s Discussion and Analysis section below. The Company cannot guarantee that it will be able to raise sufficient funds to meet the working capital needs of Filco, as well as its own working capital needs.  The Company’s inability to raise sufficient capital as discussed herein may impair Filco’s operations as well as its own operations.

MANUFACTURING AND SUPPLIERS.

The initial production run of the Company’s lift truck is being assembled at Crane and Machinery, Inc., Bridgeview, Illinois. Crane and Machinery also has constructed the frames and overhead guards for this production run in accordance with Airtrax specifications. The parties operate under the terms of written purchase orders. Parts and assemblies for the first commercial models have being ordered and/or procured from other vendors. The initial production run will be completed upon receipt of wheels manufactured for Airtrax by The Timken Corporation  and components from other suppliers. The initial run will refine the assembly line, help develop procedures, and incorporate inventory control and quality assurance. Management anticipates that the initial run of forklifts should be completed in the first half of 2004. The Company plans to create the framework for rapidly scalable production capacity at the Crane and Machinery facility, initially sized for nominal monthly production but capable of ramping up for anticipated demand before year's end. The Company also plans to manufacture the its omni-directional lift truck at the Filco GmbH facility for European and Middle Eastern sales.

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

DISTRIBUTION AND PRODUCT MARKETING.

The Company intends to establish a national and international dealer network to sell its fork-lift product line to existing equipment dealers. However, the Company may sell directly to select national and international accounts, such as Home Depot and Lowe’s.

During the past two years, in anticipation of commercial production, the Company solicited interest from targeted dealers nationwide, and in certain instances, received contracts from a number of these dealers. Due to the delay in the establishing commercial production, the contracts were not fulfilled. In 2004, the Company began soliciting dealers for distribution and during the first quarter of 2004 has reached an agreement with approximately 20 dealers nationwide. Targeted dealers will consist of selected premier forklift dealers, currently selling other forklift products. The dealer network will consist of dealers who have substantial market share in the US, with a history of being able to sell and repair forklifts and/or related material handling solutions. Several of the targeted dealers are significant sized entities, having annual sales in excess of $100 million. The Company expects to provide a sales incentive to dealers through an aggressive pricing structure. Typically, a dealer will earn a commission ranging from $500 to $1,000 on the sale of a competitive forklift. The Company’s pricing structure will enable the dealer to receive commissions from $3,500 to $ 4 ,000 per sale of the SIDEWINDER ATX-3000.

In May 2003, the Company entered into contracts with two Alaskan Native Corporation (ANC) whose primary purpose is to manage assets and conduct business for the benefit of its nearly 3,000 Alaskan Native shareholders. The two corporations have been granted Section 8(a), small disadvantaged business status, under the Small Business Administration. Under their Section 8(a) status, the two corporations can provide sole source bid to provide services and products, such as those developed by the Company, for resale to the United States Government. During fiscal 2003, the Company did not effect any sales through this re-seller channel, and can not predict whether it will be able to do so in the future.

In addition to establishing its own dealer network, the Company will attempt to capitalize on the existing distribution network of MEC if the Company is able to reach a formal agreement with MEC and successfully develop the omni-directional work platform discussed above. The Company would seek to include its omni-directional forklift into the distribution network of MEC, which consist of approximately 200 dealers nationwide. The Company can not predict whether a formal agreement will be entered into between the parties, or whether any sales will result form the aerial work platform to be developed by the parties.

The Company also intends to use trade shows and print and television media to advertise and promote its omni-directional products. Print media will include advertisements in national and international publications such as major material handling equipment magazines, and direct mailings to targeted distributors and end-users. Heavy equipment is rarely, if at all, advertised on television. However, the Company believes that television will provide an effective media for its product, due to its unique attributes. The Company believes that due to the current economic conditions, it will be able to capitalize on favorable advertising pricing. The Company also expects to be an exhibitor at industry trade shows  from  time to time, including the bi-annual ProMat show located in Chicago, Illinois.

FACILITIES.

The Company maintains its administrative offices at 870B Central Avenue, Hammonton, New Jersey 08361 on premises owned by the Company’s President. As of December 31, 2003, the arrangement between the parties has been rent-free. In addition, the Company maintains limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to the Company. Through December 31, 2002, the arrangement between the parties has been rent-free. Effective February 1, 2003, the Company has agreed to pay H&R Industries a rental fee of $3,000 per month and has the option to pay in cash or in the form of common stock. The arrangement is on a month to month basis.

MARKETS

Forklifts.

The Company's initial market focus will be directed to the forklift market. The Company believes the commercial version of the omni-directional forklift will revolutionize the materials handling and warehousing industries creating potential markets globally. Industry data indicates that during 1998 approximately 174,000 and 550,000 units were sold in the United States and worldwide, respectively (Modern Materials Handling). Based upon an average per unit sale price of $28,500 ( Modern Materials Handling estimate), the total market in the United States would approximate $5 billion in 1998. This amount represents sales of a broad range of vehicles with price ranges from $18,000 to $ 31,000 for a standard 3000 pound rated vehicle to $75,000 or greater for specialty narrow aisle or side loaders. Of the total market, management expects to compete with mid-range electrical and gas powered riders, and some specialty narrow aisle or side loaders.

Aerial Work Platforms .

Aerial Work Platforms are used in the construction and warehousing industries, and are ideally suited for omni directional technology. According to data provided by the United States Department of Commerce, this market consists of approximately $1.2 billion in annual sales. Aerial Work Platforms  and m an lifts range in size from single user lifts to large off road machines. Of the total market, the Company expects to compete with a range of indoor man lifts.

COMPETITION

The Company expects to confront competition from existing products, such as standard and “very narrow aisle” forklifts, and from competing technologies. Competition with standard forklifts, which retails from $16,000 to $31,000, will be on the basis of utility, price, and reliability. The Company believes that it will compete favorably with a standard forklift for reliability, and that a purchase decision will be based upon weighing the operational advantages of the Company’s products against its higher purchase price. VNA and sideloader forklifts retail at $75,000 or greater. While the Company’s SIDEWINDER omni-directional lift truck  cannot be considered “very narrow aisle”, it can perform “narrow aisle” functions at a significantly less cost. The Company also is aware of multi-directional forklifts now being offered by other manufacturers that retail from $42,000 and higher for the standard version. These newer products have improved operational features, however, they are unable to travel in all directions, and hence are not omni-directional. These machines have to stop, turn all four wheels, and then proceed to drive in the sideward direction. Despite these improved operational features, management believes these manufacturers have adhered to older conventional methods and have added a substantial amount of parts to their forklifts to achieve improved functionality, which contrasts with the design and features of the Company’s product as discussed previously herein. Therefore , to that extent, the Company believes that it maintains a competitive advantage to these newer products.

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

PATENTS AND PROPRIETARY RIGHTS.

O n January 22, 2002, the Company received US patent #6,340,065 relating to its low vibrations wheels.  On May 28, 2002, the Company receive US patent # 6,394,203 encompassing certain aspects of the omni-directional wheel with some features specific to the forklift, and in April 15, 2003 the Company received US patent # 6,394,203 relating to methods for designing low-vibration wheels. The Company also has several patent applications pending relating to other aspects of its technology. The Company expects to make future patent applications relating to various other aspects of its omni-directional technology. The Company also has filed a patent application for its power module.  At this time, no foreign patents have been issued for any of the Company’s technology. In December 1997, the Company was awarded a patent for an omni-directional helicopter ground-handling device.

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

EMPLOYEES.

As of December 31, 2003, the Company has three full time employees which includes its President, three part time employees, and engages consultants from time to time. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

Item 2. Description of Property.

The Company maintains its administrative offices at 870B Central Avenue, Hammonton, New Jersey 08361 on premises owned by the Company’s President. As of December 31, 2002, the arrangement between the parties has been rent-free. In addition, the Company maintains limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to the Company. As of December 31, 2002, the arrangement between the parties has been rent-free. Effective February 1, 2003, the Company has agreed to pay H&R Industries a rental fee of $3,000 per month and has the option to pay in cash or in the form of common stock. The arrangement is on a month to month basis.

Item 3. Legal Proceedings.

During May 2002, the Company signed an agreement with a broker/dealer to provide investment banking and financial advisory services, which included fund raising on behalf of the Company. Under the agreement, the broker/dealer was entitled to receive stock warrants exercisable into 450,000 shares of common stock of the Company during a four-year term at an exercise price of approximately $1.75 per share. A dispute has arisen between the parties regarding the agreement and its performance. The Company has asserted that the third party induced the Company to enter into the agreement through material misstatements and has not otherwise performed its services under the agreement. The Company believes that the third party is not entitled to the stated compensation, and has not issued the stock warrant s to the third party.

In addition, the Company from time to time is subject to routine litigation incidental to its business from claims by various parties such vendors and suppliers. Management does not believe the resolution of these matters will have a material adverse impact upon the financial condition of the Company or results of operation.

Item 4. Submission of Matters to Vote of Security Holders.

On November 6, 2003, the Company mailed an Information Statement to its shareholders in connection with the adoption of a Certificate of Amendment to the Company's Certificate of Incorporation (the "Amendment") to the increase of the Company’s authorized common stock from 10,000,000 to 20,000,000 shares by the written consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding Common Stock, no par value, and outstanding 5% Voting Preferred Stock, no par value. On October 15, 2003, the Company's Board of Directors, approved and recommended the corporate action, and on November 4, 2003, consent of a majority of shareholders approved the corporate action.

PART II

Item 5.  Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

The  Company's  common  stock  has  traded  on the NASDAQ OTC Bulletin Board since March 6, 2000 under the symbol "AITX". Prior to such time, the Company’s common stock traded on the National Quotation Bureau's "pink sheets".

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

2001

Low Bid

High Bid

1st Quarter

$1.63

 $2.75

2nd Quarter

  1.90

   3.38

3rd Quarter

  2.25

   1.60

4th Quarter

   0.65

   1.90

2002

Low Bid

High Bid

1st Quarter

$0.75

$3.00

2nd Quarter

  0.75

  2.00

3rd Quarter

  0.90

  2.25

4th Quarter

  1.01

  2.00

2003

 Low Bid

High Bid

1st Quarter

$0.80

$1.50

2nd Quarter

  0.87

  1.61

3rd Quarter

  0.80

  1.20

4th Quarter

  0.65

  1.01

As of March 15, 2004, there are 873 shareholders of record of the Company's common stock.  Although there are no restrictions on  the  Company's  ability  to  declare  or pay dividends, the Company has not  declared  or  paid  any  dividends  since its inception' and  does not  anticipate  paying  dividends  in the future.

Equity Compensation Plan Information.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders (2)	Not Determinable(1)	Not Determinable(2)	-0-
Total	Not Determinable (1)	Not D eterminable(2)	-0-

(1). Mr. Barney Harris maintains stock options for 25,000 shares of common stock of the Company which remains under his employment agreement as Executive Vice President . The agreement expires in 2004. In addition, two employees of the Company maintain annual stock options for 25,000 during the term of their respective employment agreements. The employment agreements may be terminated by either party with 14 days prior notice, and do not contain a fixed term. Accordingly, the amount of stock options issuable to such employees in not determinable. The Company and Mr. Peter Amico, the Company’s President, entered into a one year employment agreement which expired June 30, 2003. Under the agreement, Mr. Amico was entitled to a stock option to acquire 50,000 shares of common stock of the Company for a total exercise price of $0.01. The Company and Mr. Amico expect to enter into a new employment agreement which may include stock options similar to those of his expired agreement retroactive to July 1, 2003 and for periods subsequent to fiscal 2003; however, the terms of the new employment agreement has not been finalized by the parties, and is subject to approval by the Board of Directors.

(2). The stock options for shares of common stock of the Company identified in (1) above  are exercisable as follows; 2,500 shares are exercisable for a total consideration of $1.00, 10,000 shares are exercisable at 35% of the lowest price paid for the stock in the 30 day period preceding exercise, and 12,500 shares are exercisable at 17.5% of the lowest price paid for the stock in the 30 day period preceding exercise.  The options have not been exercised as of December 31, 2003 and are not determinable.

Recent Sales of Unregistered Securities.

Through January 7, 2004 , the Company received $ 855 ,000 in connection with the private placement of its securities. The securities, in the form of units were sold at a $1.00 per unit, and consisted of a one share of common stock and a stock purchase warrant. The warrant entitled the holder to acquire one share of common stock of the company at an exercise price of $2.50 during a three year exercise period. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each subscriber was an “accredited investor,” each subscriber represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

During the same period, the Company issued; (i) 180,000 shares of common stock to the Company’s President in connection with the exercise of stock options under his employment agreement for which the Company received $25,150, (ii) 10,000 shares of common stock in connection with the exercise of stock options by a director for which the Company received $5,000, (iii) 15,700 shares of common stock in connection with services rendered in the amount of $11,783, (iv) 17,500 shares of common stock in connection with stock options granted to two employees for which the Company received $877 , and 1,090,638 shares of common stock to eight consultants in exchange for consulting services rendered by each such consultant .. The stock issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, due to the limited number of offerees, the sophistication of the offerees, each represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions ..

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discusses the financial results of the Company for the periods indicated.

Results of Operations

Fiscal year end 2003 compared with fiscal year end 2002.

The Company has been a development stage company for the 2003 and 2002 periods and has not engaged in full scale operations for the periods indicated. The limited revenues for the periods have been derived from the sales of a non-omni-directional product and from contracts with the United States Navy that relate to the research and potential application of omni-directional technology for military use.  The available dollar limits of contracts with the United States Navy were substantially completed during 2002, and the Company recognized limited revenues from the United States Navy contract during 2003. During 2004, the Company expects to transition from a development stage company to an operating company as it completes the initial run of its forklifts. Consequently, management believes that the year to year comparisons described below are not indicative of future year to year comparative results.

Revenues for fiscal 2003 were $21,879 representing an decrease of $529,243 from  revenues of  $551,122 for the 2002 period.  Revenues for the 2003 period were attributable to the US Navy contract. The revenue mix for 2002 consisted of;  $5,686 in sales of a non omni-directional  parts, $551,122 in contract revenues from the United States Navy, and $54,778 in sub-contract revenue.

Cost of sales for 2003 was $91,283 which reflects a $118,382 decrease from $207,665 in fiscal 2002. Cost of sales for 2003 consisted of entirely of salaries and material incurred in connection with the performance of the US Navy contract, while amounts for the 2002 period consisted of principally of salaries and material incurred in connection with the performance of the US Navy contract and sub-contract work, and to a lesser extent cost of equipment for non-omni-directional sales.

Operating and administrative expenses which includes administrative salaries, depreciation and overhead for the 2003 period totaled $2, 184 , 518 which represents an increase of $1, 170,112 from $1,014,406 incurred in 2002. The increase is due primarily to consulting fees paid to various third parties in the form of common stock which totaled $972,352,   and costs related to the development of its omni-directional technology. Interest expense payable to third party suppliers totaled $33,381 for the 2003 period, representing a slight increase from $33,174 for the 2002 period. In 2003, the Company received $7,914 in other income from interest payments from Filco GmbH, which contrasts with $4,215 for the prior period. Net loss before taxes in 2003 was $2,330,25 which reflects on increase of $1,630,117 from $699,908 in net loss before taxes for the 2002 period.

In 2003, the Company recorded $2 08,933 as the sale of its net operating losses and tax credits under a New Jersey program described further in Liquidity and Capital Resources below. This amount contrasts with $59,292 recorded during 2002.

Accumulated loss during development stage for 2003 was $2, 078,154 which represents an increase of $1,4 3 7, 538 from $640,616 during the 2002 period. During 2003, the Company paid dividends on its preferred stock to a controlling shareholder of the Company in the amount of $80,749. No such dividends were paid in 2002. Deficit accumulated during development stage during 2003 was $2,1 58 ,9 03 (or a loss per share of $0.2 7 for common stockholders) which represents an increase of $1,5 18,287 from $640,616 (or a loss per share of $0.12 for common stockholders) for the 2002 period.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the private placement of its common stock and from loans from the Company’s President. During 2003 , 2002, and 2001, the Company raised net of offering costs $845,000, $396,630, and $348,600 from the private placement of its securities.

During 2000, the Company was approved by the State of New Jersey for its technology tax transfer program pursuant to which the Company could sell its net operating losses and research and development credits as calculated under state law. During 2003 and 2002, the Company recorded credits of $212,797 and $59,292, respectively from the sale of its losses and credits  (see Note 6 to financial statements).

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising in anticipation of the rollout of its omni-directional forklift. On January 13, 2004, the Company entered into a placement agency agreement with a NASD registered broker-dealer for the private placement offering of the Company securities. The Company’s securities consist of units comprised of one share of common stock and a stock warrant to purchase 5 0% of an additional share of common stock at a unit offering price of $0.80. The warrant is exercisable at $1.25 per share during a five year term.  The offering is being made on a best efforts basis, for a total minimum amount of $1,000,000 and a total maximum amount of $4,000,000, terminating April 26, 2004. During the first quarter of 2004, the Company received $1,043,000 net of offering costs and expenses from the offering. The offering is made pursuant to exemptions under the Securities Act of 1933, as amended.  The Company expects to complete its initial production run of its SIDEWINDER Lift Truck  i n the second quarter of 2004. The Company expects to receive sufficient funds from the offering to complete the initial production run and to complete ANSI and UL testing, as well as special tooling costs.

The Company will require additional funds to continue its operations beyond the initial production run. These funds are in addition to the funds required by Filco GmbH as discussed above. (See “Item 1- Description of Business - Current Operations – Transactions with Filco GmbH”) The Company’s cash requirements for the next 12 months are projected to be $ 2 , 500 ,000. Of the total amount, approximately 75-90% are projected for parts and component inventory and manufacturing costs, with  the balance projected as general operating expenditures,  which includes overhead and salaries. The Company expects to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as it transitions from the initial production run to full-scale production. The Company intends to fund these additional cash requirements through the issuance of equity and/or debt securities which may include the offering described above. The Company can not predict whether the Company will be successful in obtaining sufficient capital to fund its continuing operations. If the Company is unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on the Company and its business prospects.

As of December 31, 2003, the Company's working capital deficit was $67,417. Fixed assets, net of accumulated depreciation, and total assets, as of December 31, 2003, were $138,198 and $1,074,497, respectively. Current liabilities and long term liabilities, as of December 31, 2003, were $960,598 and $3,974, respectively.

Disclosure Regarding Forward Looking Statements and Cautionary Statements.

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

NEED FOR ADDITIONAL CAPITAL FOR INTERNAL OPERATIONS. The Company will require additional capital immediately and long term to meet its ongoing operating requirements. In the future, in order to initiate full-scale production, the Company will require significant funds for inventory, manufacturing costs and for other working capital needs.  The Company intends to raise the capital through a private or public financing of debt or equity. Presently, the Company has no commitment for any such funding. The Company can not predict whether it will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The inability to obtain such financing will have a material adverse affect on the Company.

NEED OF ADDITIONAL CAPITAL FOR FILCO’S OPERATIONS. In addition to its own need of working capital, the Company also will need working capital to funds the operations of Filco GmbH. Filco has informed the Company that its working capital needs are approximately $5,000,000 until it can achi e ve profitable operations, which includes approximately $1,300,000 required under the Filco agreement. During the first quarter of 2004, the Company has loaned $300,000 to Filco. If the Company is unable to complete the terms of the Filco agreement and loan Filco the remaining amounts due thereunder, Filco may be unable to continue its operations and the repayment of amounts loaned to Filco by the Company may be jeopardized.

LACK OF COMMERCIAL PRODUCT. The Company has developed pilot versions of its unique, omni-directional forklift. The commercial introduction of the product is subject, however, to additional testing and component refinement. Due to the unique performance attributes of the forklift, the forklift will undergo a series of unprecedented tests relating to these attributes. Although management has performed substantially all of these tests or is otherwise confident of the performance capabilities of the forklift, final testing has not been completed. In addition, the Company’s product must be sufficiently durable to withstand the day-to-day rigors of its anticipated work environment. As stated above, although the Company has conducted numerous tests, the product has not been subjected to the normal day-to-day usage typically required of forklifts. Therefore, it is conceivable that final testing, or durability issues after prolonged use, could result in component refinement or redesign, which could delay the commercial introduction or continued sale of the forklift.

LACK OF A DETERMINED PRODUCT PRICES AND IMPACT ON PROFIT MARGINS. The Company is assessing present and projected component pricing in order to establish a pricing policy for the SIDEWINDER Lift Truck .. The Company has not finalized   its assessment as current prices for certain forklift components reflect special development charges which are expected to be reduced as order volume for such components increase and as manufacturing efficiencies improve. The Company intends to price its forklifts so as to maximize sales yet provide sufficient operating margins. Given the uniqueness of its product, the Company has not yet established final  pricing sensitivity in the market. Consequently, the pricing policy for its forklifts may be subject to change, and actual sales or operating margins may be less than projected.

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

PROTECTION OF INTELLECTUAL PROPERTY. The success of the Company will be dependent, in part, upon the protection of its proprietary omni-directional technology from competitive use. The patent for the omni-directional wheel expired in 1990. The Company, however, has received patent protection of certain other aspects of its omni-directional wheel, and for features specific to its forklift. In addition to the patent applications, the Company relies on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect its intellectual property rights. Nevertheless, these measures may be inadequate to safeguard the Company’s underlying technology. If these measures do not protect the intellectual property rights, third parties could use the Company’s technology, and its ability to compete in the market would be reduced significantly. In addition, if the sale of the Company’s product extends to foreign countries, the Company may not be able to effectively protect its intellectual property rights in such foreign countries.

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

LACK OF ESTABLISHED DISTRIBUTION CHANNELS.   The Company does not have an established channel of distribution for its forklift product line. The Company has initiated its efforts to establish a network of designated dealers throughout the United States. Although the Company has received indications of interest from a number of equipment distributors, to date, such indications have been limited. The Company can not predict whether it will be successful in establishing its intended dealer network.

FEATURES OF PREFERRED STOCK. The Company has 275,000 shares of preferred stock outstanding that are held by an affiliate of the President. The stock carries a 10 for 1 voting right and a stated value of $5.00 per share. The preferred stock carries a liquidation preference equal to the stated value and an annual, cumulative dividend of five percent, in preference to the common shareholders. In addition, the holder may elect to receive the dividend in the form of common stock at a deep discount to the market price (see Item 12 Certain Relationships and Related Transactions). In addition, 225,000 shares of preferred stock remain authorized and unissued, however, they are subject to rights, privileges and preferences determined by the Board of Directors. These shares of preferred stock, if and when issued, could create dilution to existing shareholders, or impose financial requirements on the Company.

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

CONTROL EXERCISED BY MANAGEMENT. As of March 15, 2004, the existing officers and directors will control approximately 47.1 % of the shareholder votes. This control by management is in the form of common stock and preferred stock that has 10 for 1 voting rights. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB follow Item 14 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A . Controls and Procedures.

Within the 90-day period prior to the filing of this annual report on Form 10-KSB, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and(ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

]

OFFICERS AND DIRECTORS

Name

Age

Title

Peter Amico

60

 President and Chairman

D. Barney Harris

4 3

Executive Vice President and Director

John Watt Jr.

6 9

Former Secretary and Former Director

Frank A. Basile, Esq.

6 8

Director

James Hudson

61

Director

William Hungerville

6 8

Director

Peter Amico - Mr. Amico is the founder of the Company and has been President and Chairman of the Company and its predecessor since their inception in April 1995. Prior to 1995, Mr. Amico was president and majority shareholder of Titan Aviation and Helicopter Services, Inc. ("Titan"). He has an extensive background in sales and in structural design. His career in sales has spanned over thirty years and he has held sales positions at Firestone Tire & Rubber and Union Steel Products, Inc. As a consequence of  separate helicopter and airplane accidents involving Titan, Mr. Amico filed for bankruptcy protection in 1996.

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

John Watt Jr. - Mr. Watt has been Secretary and a Director of the Company from August 1998 until December 11, 2003 when he resigned in both capacities. Since March 2001, Mr. Watt has retired from full time employment and has performed limited consulting services to the Company. From 1990 to the March 2001, he was the President of Watt-Bollard Associates, Inc., a manufacturers' representative sales agency located in Fort Washington, Pennsylvania.

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

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2003, 2002 and 2001 are set forth in the following table:

SUMMARY COMPENSATION

                                                     Long Term

                        Annual Compensation          Compensation Awards (5)

                      ___________________________    _______________________

Name and

Principal                Salary    Bonus    Other    Securities underlying

Position          Year     ($)      ($)      ($)     Options #

--------          ----     ----     ----    -----    ----------------

Peter Amico        2003 $ 88,462(1)  -0-    $ 64,000(2)           -0-

Chairman and      2002 $ 84,135 (1)  -0-    $ 52,399(2)           -0-

President         2001 $ 75 , 000     -0-     $51,399              -0-

--------------------------------------------------------------------------------

(1). During 2003, Mr. Amico was entitled to receive a salary of $100,000, however $88,461.68 was paid and the balance was deferred for future payment. In 2002, $84,135 was paid as salary to Mr. Amico and $3,365 balance deferred for future payment . In 2002 and 2003, Mr. Amico receive d an automobile usage valued at $1,000.

(2)  Pursuant to his employment agreements, Mr. Amico had outstanding options to acquire a total of 180,000 shares of common stock of the Company. Of these options,  20,000 shares are exercisable at a total price of $2.00, 50,000 shares are exercisable at $0.315 per share, 60,000 shares are exercisable at a price of $0.1575 per share, and 50,000 shares were exercised at a total price of $0.01. On  February 12, 2003, Mr. Amico exercised all of his options in exchange for the payment of $25,202. The fair market value of the underlying common stock is $1.26, the closing price of $1.26 on the exercise date of February 12, 2003. The amount for 2003 represents the number of options (50,000) multiplied by the fair market ($1.26) less his exercise costs of $0.01. The amount for 2002 represents the number of options (50,000) multiplied by the fair market ($1.26) less his exercise costs of $12,601. The amount for 2001 represents the number of options (50,000) multiplied by the fair market ($1.26) less his exercise costs of $12,601. In addition, for 2002 and 2003, the amounts include $1,000 for the value of an automobile usage.

The Company and Mr. Amico were parties to an employment agreements governing Mr. Amico's employment with the Company for a one year period terminating June 30, 2003, under which Mr. Amico received annual stock options not to exceed 50,000 shares of common stock of the Company (see “Employment Agreements” below”).  The Company and Mr. Amico expect to enter into a new employment agreement which may include stock options similar to those of his expired agreement retroactive to July 1, 2003 and for periods subsequent to fiscal 2003; however, the terms of the new employment agreement has not been finalized by the parties, and will be subject to approval by the Board of Directors.

Employment Agreements.

The Company and Peter Amico have entered into written employment agreements for Mr. Amico’s role as President of the Company. The parties entered into an agreement covering the period from April 1997 to June 30, 2002 (“Original Employment Agreement”). Effective July 1, 2002, the parties entered into a second employment agreement  for a one year term (“Second Employment Agreement”).

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

Under the Second Employment Agreement, Mr. Amico was entitled to receive an annual salary of $100,000, and receives an option to acquire 50,000 shares of common stock of the Company for a total exercise price of $0.01. The Company may terminate the agreement without cause upon 14 days' written notice to the Employee.  The Second Employment Agreement terminated on June 30, 2003, and the parties have not entered into a subsequent agreement, however, Mr. Amico continues to receive an annual salary of $100,000. The Company and Mr. Amico expect to enter into a new employment agreement which may include stock options similar to those of the Second Employment Agreement retroactive to July 1, 2003 and for periods subsequent to fiscal 2003; however, the terms of the new employment agreement has not been finalized by the parties, and will be subject to approval by the Board of Directors.

The Company and D. Barney Harris, as Vice President, have entered into a written employment agreement for a period of five years from June 14, 1999. Under the agreement, Mr. Harris receives an annual  salary  of $75,000, subject to annual review by the Company.  In addition, Mr. Harris receives annual stock options not to exceed 25,000 shares of common stock, of which 2,500 shares are exercisable for a total consideration of $1.00, 10,000 shares are exercisable at 35% of the lowest price paid for the stock in the 30 day period preceding exercise, and 12,500 shares are exercisable at 17.5% of the lowest price paid for the stock in the 30 day period preceding exercise. The parties have entered into discussions to terminate the remainder of the term of the agreement; however, the specific terms of such termination have not been finalized.

In August 2002, John Watt received  25,000 shares of common stock as compensation for services rendered as Secretary to the Company  for fiscal years 1999 and 2000.

Option Grants in Fiscal Year 2003

                       % of Total

                       Options to    Exercise or   Market Price

             Options   Employees in      Base       On Date of

Name         Granted   Fiscal Year   Price ($/sh)     Grant     Expiration Date

Peter Amico  50,000      40%            (1)           $2.20(1)      None(1)

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

Aggregate Option Exercises

In Last Fiscal Year and FY-End Option Values

                                                                Value of

                                               # of Securities  Unexercised

                                               Unexercised      In-the-Money

                                               Options/SARs at  Options at

                Shares                         FY-End(#)        FY-End($)at

                Acquired On      Value         Exercisable/     Exercisable/

Name            Exercise (#)   Realized        Unexercisable    Unexercisable(1)

Peter Amico      180,000         $ 201,598             -0-             - 0 -

President and

Chairman

(1).  Pursuant to his employment agreements, Mr. Amico had outstanding options to acquire a total of 180,000 shares of common stock of the Company . Of these options,  20,000 shares are exercisable at a total price of $2.00, 50,000 shares are exercisable at $0.315 per share, 60,000 shares are exercisable at a price of $0.1575 per share, and 50,000 shares were exercised at a total price of $0.01. On  February 12, 2003, Mr. Amico exercised all of his options in exchange for the payment of $25,202. The fair market value of the underlying common stock is $1.26, the closing price of $1.2 6 on the exercise date of February 12, 2003 ..

Compensation of Directors.

The Company's directors are compensated at the rate of $250 per meeting and are reimbursed for expenses incurred by them in connection with the Company's business. During 2002 and 2001,  each director, other than Mr. Amico,  received an annual stock option to purchase 5,000 shares of common stock exercisable at $0.50 per share. During 2003, each director will receive a stock grant of 10,000 shares of the Company’s common stock. The Company has not implemented a stock grant or stock option plan for its board of directors for 2004, however it expects to do so, the terms of which have not been established.

Other than as described above, the Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the table.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table identifies as of March 15, 2004 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of its common stock and Preferred Stock of the Company:

Percentage of

    Percentage of

Common Stock

Preferred

Common Stock   Preferred Stock

Beneficially

Voting Stock

Beneficially

    Beneficially

Name(1)

Owned(2)

Rights(3)

Owned(2)

    Owned(3)

Arcon Corp.

1,734,210 (4)

2,750,000(5)

  19.5%

    100%

Peter Amico

President and

Chairman

2, 014,210 (6)

2,750,000(5)

  22.7%

    100%

D. Barney Harris

  191,301(7)

       -0-

   2. 2

      -0-

Vice President and

Director

John Watt Jr.

  1 51,200 (8)

       -0-

    1.7%

      -0-

Secretary and

Director

Frank Basile

  137,046(9)

       -0-

    1.5%

     -0-

Director

James Hudson

    75,800(10)

       -0-

     < 1%

     -0-

Director

William Hungerville

  157,650(1 1 )

       -0-

    1.8%

     -0-

All directors

2, 727,207 (1 2 )

2,750,000

   30.7%

    100%

and executive

officers as a

group (6 persons)

____________________________________________________________________________________________

(1).  The address of each beneficial owner is the address of the Company.

(2).  Based on 8,876,552 shares of common stock outstanding as of March 15, 2004, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3).  Based upon 275,000 outstanding shares of preferred stock after giving effect to the 10 for 1 voting rights.

(4).  Represents 1, 580 ,623 shares held by Arcon Corp., a corporation wholly owned by Mr. Amico (“Arcon”), and 153 , 587 shares of common stock held by a third party as collateral for a loan, however, excludes common stock that may be issued to Arcon as a dividend on the preferred stock (See “Item 12. Certain Relationships and Related Transactions”).

(5).  Represents shares held by Arcon.

(6).   Represents 1,734,210 shares of common stock held by Arcon. as stated in footnote (4) above, and 280,000 shares of common stock held individually by Mr. Amico.

(7). Represents 1 6 1,301 shares of common stock held individually, 25,000 shares of common stock issuable under his employment agreement, and 5,000 shares of common stock issuable upon exercise of director's options for 2002 ..

(8).  Represents 51,2 00 shares of common stock held individually, and 100,000 shares held jointly with his spouse. Mr. Watt resigned as an officer and director of the Company on December 11, 2003.

(9).  Represents 100 ,000 shares held individually, 15,000 shares of common stock issuable upon exercise under director’s options for 2002 and 2001, 12,046 shares held by an affiliate, and 10,000 shares held by his spouse. The amount excludes shares of common stock to the Company’s that may be granted to directors during 2004.

(10).  Represents 3 1,300 shares of common stock held individually, and 44,500 shares of common stock held by an affiliate. The amount excludes shares of common stock to the Company’s that may be granted to directors during 2004.

(1 1 ). Represents 146,950 shares of common stock held individually, 700 shares held by his spouse and 10,000 shares held by a family trust. The amount excludes shares of common stock to the Company’s that may be granted to directors during 2004.

(1 2 ). Includes (4),(6),(7),(8),(9), (10) and (11) ..

Item 12. Certain Relationships and Related Transactions.

Arcon Cop., a corporation wholly owned by the Company's chairman and president, owns 275,000 shares of preferred stock of the Company. Each share of Preferred Stock is entitled to 10 voting rights on all matters on which shareholders are entitled to vote. The preferred stock has a stated value per share of $5.00 and an annual dividend per share equal to 5% of the stated value. The annual cash dividend is $68,750. Dividends are cumulative and the holder has a right during any quarter to waive any cash dividend and receive the dividend in the form of common stock at a price per share equal to 30% of the lowest private offering or trading price of the common stock. The preferred stock is not convertible into common stock, however, has a preference over common stockholders upon liquidation equal to the stated value per share. For fiscal year 2001, Arcon received 246,731 shares of common stock of the Company in lieu of the cash dividend.  For fiscal year 2002, Arcon received a cash dividend of $17,187.50, and will receive 221,892 shares of common stock of the Company in lieu of the cash payment for the balance of the divide n d.  For fiscal year 2003, Arcon received a cash dividend of $28,646 and expects to receive an additional $34,375 in cash dividends and 19,097 shares of common stock in lieu of the cash payment of the dividend.

Arcon Corp. and the Company’s President has made loans from time to time to the Company in varying amounts. As of December 31, 200 3 , a loan in favor of the Company’s President in the amount of $ 39,887 is outstanding. The loan is due on demand and bears interest at 12%. In July 2000, Arcon Corp. purchased 33,334 shares of common stock at a price per share of $1.50 for a total consideration of $50,001.

Mrs. Patricia Amico, the wife of the Company's President, performed services to the Company during  2003, 2002, and 2001 for which she received $11,579, $9,930, and $9,126, respectively. Mr. Timothy Smith, the son in law of the Company's President, performed services to the Company during 2000. The amount of such services totaled $4,644.

Mr. John Watt, a director of the Company, received commissions during fiscal 2000 from certain suppliers and fabricators that conduct business with the Company. The amount of such commission for each year was less that $10,000.

Mr. Frank Basile, a director of the Company, is a partner of a law firm that performed legal services to the  Company  during fiscal 2003, 2002 and 2000.  The billing amount for such services for each year was less than $10,000.

During 2002 and  2001, each  director of the Company, other than Mr. Amico,  received a stock option to  acquire 5,000 shares of common stock at a price per share of $0.50, and in 2003, each director, other than Mr. Amico, received a grant from the Company  of 10,000 shares of common stock.

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

On May 5, 2003, the Company entered into contracts with two Alaskan Native Corporation (ANC) whose primary purpose is to manage assets and conduct business for the benefit of its nearly 3,000 Alaskan Native shareholders. The two corporations have been granted Section 8(a), small disadvantaged business status, under the Small Business Administration. Under their Section 8(a) status, the two corporations can provide sole source bid to provide services and products, such as those developed by Airtrax, to the United States Government. Pursuant to the agreement, the issued a total of 350,000 shares of its common stock.

On October 6, 2003, the Company entered into a consulting agreement with American Machinery Export, L.L.C. Under the agreement, American Machinery will endeavor to provide a contract from an entity representing the Republic of Vietnam to purchase forklifts from the Company for an initial order of not less than $12,000,000. The purchase contract must be guaranteed by an irrevocable letter of credit issued, by a correspondent bank of Chase Manhattan Bank of New York and on terms satisfactory to the Company.  The Company issued the consultant 165,000 shares of common stock, and agreed to issue the consultant, 165,000 shares of common stock upon delivery of a contract acceptable to the Company, and 500,000 shares of common stock upon delivery of a letter of credit acceptable to the Company. If the consultant fails to deliver the purchase contract by February 6, 2004, the 165,000 shares of common stock must be returned to the Company or a cash equivalent paid to the Company. The Company has agreed to file a Registration Statement with the Securities and Exchange Commission under Form SB-2 within 60 days from receiving the purchase contract to register the common stock issuable under the consulting agreement. American Machinery Export LLC has agreed that  it  will not sell any registered stock until  30 days after effectiveness of the registration statement, and can sell no more than  20% of total amount per month thereafter. There are  no sale restrictions  if the Company’s common stock is above $2.00 per share. The Company intends, assuming the shares are earned, to include the American Machinery shares in the registration statement to be filed for the securities in  this Offering.

During fiscal 2003, the Company received $845,000 in connection with the private placement of its securities. (See “Item 5.  Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters”).

Item 13. Exhibits and reports on Form 8-K.

(a)(1). Exhibits

EXHIBIT INDEX

3(i)(a). Certificate of Incorporation of Airtrax , Inc. dated April 11, 1997. (Filed as an exhibit to  the  Company's  Form 8-K  filed with the Securities and Exchange Commission on November 19, 1999).

3(i)(b). Certificate of Amendment to Certificate of Incorporation of Airtrax , Inc. dated November 11, 1999.  (Filed as an exhibit to the Company's Form  8-K  filed with the Securities and Exchange Commission on November 19,

1999).

3(i)(c). Certificate of Correction of the Company dated April 30, 2000 (Filed as an exhibit to Company's Form  8-K  filed with the Securities and Exchange Commission on November 17 , 1999).

3(i)(d). Certificate of Amendment of Certificate of Incorporation dated March 19, 2001 (Filed as an exhibit to Company's Form  8-K  filed with the Securities and Exchange Commission on November 17 , 1999).

3(ii)(a). Amended  and  Restated  By-Laws  of the Company.  (Filed as an exhibit to the  Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).

10(i)   Agreement and Plan of Merger by and between MAS Acquisition IX Corp. and Airtrax , Inc. dated November 5, 1999. (Filed as an exhibit to the Company's Form 8-K  filed with  the Securities  and  Exchange Commission on January 13, 2000).

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

10(iv). Consulting Agreement by and between MAS Financial Corp. and Airtrax , Inc. dated October 26, 1999. (Filed as Exhibit 99(i) to  the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).

10(v). Employment Agreement effective July 1, 2002 by and between the Company and Peter Amico (filed as an exhibit to the Company’s Form 10-KSB for the period ended December 31, 2002)

10(vi) Agreement dated July 15, 2002 by and between the Company and Swingbridge Capital LLC and Brian Klanica. (Filed as an exhibit to the Company's Form 8-K filed on August 7, 2002).

10(viii) Agreement dated March 9, 2004 by and between Airtrax , Inc., and Fil Filipov and Addendum dated March 9, by and between Airtrax , Inc. and Fil Filipov. (Filed as an exhibit to the Company's Form 8-K filed on March 9, 2004).

10(ix) Product Development, Sales and Manufacturing Representation Agreement dated March 13, 2004 by and between Airtrax , Inc., and MEC Aerial Platform Sales Corporation. (Filed as an exhibit to the Company's Form 8-K filed on March 15, 2004).

10(x) General Sales Contract and Amendment dated March 10, 2004 by and between Airtrax , Inc with Incomex Saigon. (Filed as an exhibit to the Company's Form 8-K filed on March 22, 2004).

3.(a)(2). Financial Statements

FINANCIAL STATEMENTS INDEX

Independent Auditors' Report of March 29, 200 4 ..                      F-1

- Balance Sheet as of December 31, 200 3 ..                             F-2

- Statement of Operations and Deficit Accumulated During

  Development Stage for Fiscal Years Ended December 31, 200 3 and

  December 31, 200 2 ..                                                 F-3

- Statements of Changes in Stockholder's Equity

     For Years Ended December 31, 200 3 and December 31, 200 2 ..        F-4

- Statements of Cash Flows for Fiscal Years

     Ended December 31, 200 3 and December 31, 200 2 ..                  F-5

- Notes to Financial Statements.                                     F-6

#

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT

61 BERDAN AVENUE

WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE

    TEL:  973-628-0022

    IN NEW YORK AND NEW JERSEY

    FAX:  973-696-9002

MEMBER OF AICPA

    E-MAIL:  rgjcpa@erols.com

    PRIVATE COMPANIES PRACTICE SECTION

Board of Directors

AirTrax, Inc.

I have audited the accompanying balance sheet of AirTrax, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations and deficit accumulated during development stage, changes in stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002, and for the period from May 19, 1997 (inception) to December 31, 2003.  These financial statements are the responsibility of the Company management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirTrax, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the period from May 19, 1997 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Robert G. Jeffrey

Robert G. Jeffrey

Certified Public Accountant

Wayne, New Jersey

March 29, 2004

AIRTRAX, INC.

(A Development Stage Company)

BALANCE SHEET

December 31, 2003

ASSETS

Current Assets

Cash

$      37,388

Inventory

      384,754

Prepaid expenses

      267,790

Deferred tax asset

       199,385

Total current assets

      889,317

Fixed Assets

Office furniture and equipment

        75,652

Automotive equipment

        21,221

Shop equipment

        22,155

Casts and tooling

       173,639

      292,667

Less, accumulated depreciation

       154,469

Net fixed assets

      138,198

Other Assets

Patents – net

       43,053

Utility deposits

               65

Total other assets

        43,118

      TOTAL ASSETS

$ 1,070,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable

$   475,951

Payroll taxes and other accrued liabilities

     279,878

Shareholder deposits for stock

     130,000

Current portion of note payable

         1,572

Stockholder notes payable

        80,895

Total current liabilities

$   968,296

Long Term Liabilities

Long term portion of note payable

          3,974

     TOTAL LIABILITIES

     972,270

Stockholders’ Equity

Common stock – authorized, 20,000,000 shares without

   par value; 8,643,299 issued and outstanding

   5,891,729

Preferred stock – authorized, 500,000 shares without

   par value; 275,000 issued and outstanding

        12,950

Deficit accumulated during the development stage

  (5,599,364)

Deficit prior to development stage

      (206,952)

Total stockholders’ equity

       98,363

      TOTAL LIABILITIES AND

          STOCKHOLDERS’ EQUITY

$ 1,070,633

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Years Ended December 31, 2003 and 2002

    May 19, 1997

(Date of Inception)

              YEAR 2003           YEAR 2002

to December 31, 2003

SALES

$      21,879

$   551,122

      $ 1,023,123

COST OF GOODS SOLD

         91,283

      207,665

             470,371

Gross Profit (Loss)

       (69,404)

     343,457                       552,752

OPERATING AND ADMINISTRATIVE EXPENSES

    2,184,518

   1,014,406

          6,291,450

OPERATING LOSS

  (2,253,922)

    (670,949)

       (5,738,698)

OTHER INCOME AND (EXPENSE)

Interest expense

       (41,079)

      (33,174)

          (141,311)

Other income

           7,914

          4,215

              75,315

NET LOSS BEFORE INCOME TAXES

  (2,287,087)

    (699,908)

       (5,804,694)

INCOME TAX BENEFIT (STATE):

Current

      208,933

       59,292

           208,933

Prior years

             -

            -

            307,766

Total Benefit

       208,933

        59,292                       516,699

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

  (2,078,154)            (640,616)

       (5,287,995)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

        (80,749)

              -

          (311,369)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

$(2,158,903)

  $  (640,616)

    $(5,599,364)

NET LOSS PER SHARE – Basic and Diluted

     $( .27 )

     $( .12 )

WEIGHTED AVERAGE SHARES OUTSTANDING

   7,816,862

     5,767,347

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

Sales of stock under

    Regulation D offering

   392.834

     396,630

           396,630

Shares issued for services

   423,659

     413,899

           413,899

Net loss for period

          (640,616)

         (640,616)

Balance, December 31, 2002

6,247,730

  3,663,424

275,000

  12,950

       (3,440,461)

              (206,952)

            28,961

Sales of stock under

    Regulation D offering

   715,000

     715,000

          715,000

Shares issued for services

1,433,838

  1,432,556

       1,432,556

Shares in lieu of preferred

    Dividends

   246,731

       80,749

            (80,749)

Net loss for the period

       (2,078,154)

      (2,078,154)

Balance, December 31, 2002

8,643,299

$ 5,891,729

275,000

$ 12,950

     $(5,599,364)

            $(206,952)

    $      98,363

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003 and 2002

 May 19, 1997

          (Date of Inception)

Year 2003

Year 2002     to December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss

$(2,078,154)

$(640,616)

 $(5,287,995)

Adjustments to reconcile net income to net cash

   consumed by operating activities:

Depreciation and amortization

        36,214

     31,071

        200,690

Value of common stock issued for services

   1,350,278

   413,899

     1,940,725

(Increase) decrease in accrual of deferred

        tax benefit

     (148,642)

     19,043

      (199,385)

Changes in current assets and liabilities:

    Decrease (increase) in inventory

     (197,914)          46,410

      (384,754)

    (Increase) decrease in accounts receivable               50,936           (30,101)

             -

   Increase (decrease) in accounts payable

         and accrued liabilities

      209,014

  (107,294)                 688,904

Increase in prepaid expense

            -

  (139,954)

       (146,957)

Net Cash Consumed By

     Operating Activities

    (778,267)

 (407,542)

   (3,188,771)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of equipment

      (96,016)

   (36,883)

      (304,949)

Additions to patent cost

        (9,385)

        -

        (76,992)

Net Cash Consumed By

      Investing Activities

      (105,401)

    (36,883)

       (381,941)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds of common stock sales

      845,000

   396,630

    3,403,908

Proceeds of sales of preferred stock

            -

        -

         12,950

Proceeds (repayment) of stockholder loans

       (13,179)

     66,806

         76,941

Preferred stock dividends paid in cash

            -

        -

        (53,503)

Net proceeds from note payable

           5,546

            5,546

Net Cash Provided By

Financing Activities

      837,367          463,436

   3,550,089

Net Increase (Decrease) In Cash

       (14,043)

    19,011

        37,388

Balance at beginning of period

         51,431

     32,420

             -

Balance at end of period

$      37,388

$  51,431

$      37,388

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

Development Stage Accounting

The Company is a development stage company, as defined in Statement of Financial Accounting Standards No. 7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses.  From inception to December 31, 2003, the Company has been in the development stage and all its efforts have been devoted to the development of a forklift vehicle with omni-directional technology that is suitable for market.  Only small amounts of revenue have been realized through December 31, 2003.

Basis of Presentation

The Company has incurred losses from inception to December 31, 2003 of $5,599,364.  Activities have been financed primarily through private placements of equity securities.  The Company may need to raise additional capital through the issuance of debt or equity securities to fund its operations.

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

#

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

Intangible Assets

Patents

The Company incurred costs to acquire certain patent rights.  These costs were capitalized and are being amortized over a period of fifteen years on a straight-line basis.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values at December 31, 2003.

Advertising Costs

The Company expenses advertising costs when the advertisement occurs.  Advertising costs amounted to $33,640 in 2002; there were no advertising expenses in 2003.

#

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

1.

RELATED PARTY TRANSACTIONS

The majority shareholder corporation made loans to the Company prior to 2003.  The related notes accrue interest at 12%, which totaled $1,134 for the year 2003.  The unpaid balance of principal and interest was $6,496 at December 31, 2003, and was due on demand.

The Company president has made advances to the Company from time to time.  These advances bear interest at 12% and are due on demand.  The unpaid balance at December 31, 2003 was $80,895.

During 2002, a non-employee director exercised options, receiving 5,000 shares of common stock in return for $2,500.  A director who is also an employee exercised options, receiving 25,000 shares for $3,129.  Two directors received a total of 58,802 shares in return for services valued at $51,951, and an affiliate of a director received 2,164 shares in return for services valued at $1,623.

During 2003, two Company employees exercised options, receiving a total of 7,500 shares of common stock in return for $877.  The same two employees each received bonuses of 15,000 shares.  Each member of the Board of Directors was awarded 10,000 shares for services as directors; these shares were valued at a total of $50,000.  One director purchased 10,000 shares in return for $5,000; an additional $5,000 was treated as compensation of the director.  An affiliate of a director received $3,940 for legal services.  The Company president exercised options for 180,000 shares (see Note 9) in return for $25,202.

Since June 1999, the Company has made its headquarters in premises owned by the Company president, which to date has been rent free.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

3.

PRIVATE PLACEMENT OFFERINGS

The Company conducted private placement offerings during 2003 and 2002.  These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  A total of 845,000 shares of common stock was sold under the offerings during 2003, and 392,834 shares were issued during 2002.  These sales resulted in net proceeds of $845,000 and $396,630, respectively.  The 2003 offerings were for units, with each unit comprised of one share of common stock and one warrant to purchase one share of common stock at a price of $2.50 per share; the warrants expire three years from date of issuance.  Of the shares sold during 2003, 130,000 had not been issued as of December 31, 2003; these were issued during 2004.  There were 845,000 warrants outstanding at December 31, 2003.

4.

PREFERRED STOCK

The Company is authorized to issue 500,000 shares of preferred stock, without par value.  At December 31, 2003, 275,000 of these shares had been issued.  Each of these shares entitles the holder to a 5% cumulative dividend based on a $5 per share stated value.  If sufficient cash is not available, or at the option of the shareholder, these dividends may be paid in common stock.  If payment is in stock, it is to be valued at a price calculated at thirty percent of the lower of the last price traded in either a public or private transaction during the applicable quarter.  This issue of preferred stock also provides a voting right of 10 votes for each share. The holder of this preferred stock is the majority shareholder of the Company, which is a corporation wholly owned by the Company president and chairman.

At December 31, 2000, $11,999 of dividends had accrued on the preferred stock but remained unpaid.  An additional $68,750 of dividends accrued during 2001.  The $80,749 combination of these two amounts was satisfied in March 2003 through the issuance of 246,731 shares of common stock.  Additional dividends of $68,750 accrued during each of the years 2002 and 2003, and remained unpaid at December 31, 2003.  The majority shareholder had the right at December 31, 2003 to acquire shares of common stock as accrued and unpaid dividends under the features of the preferred stock issue.  A partial payment was made on these unpaid dividends in March 2004 by cash payments totaling $63,021.

The characteristics of the remaining 225,000 preferred shares authorized have not been specified.

#

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

5.

LOSS PER SHARE

Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period.

Year Ended  2003

Weighted

Income

           Average Shares

 Per Share

(Loss)

              Outstanding

   Amount

Net Loss

$(2,117,228)

Adjustment for preferred stock dividends

       (68,750)

Loss allocable to common shareholders –

Basic and Diluted

$(2,185,978)

     7,816,862

$  ( .28 )

   Year Ended  2002

Net loss

$(640,616)

Adjustment for preferred stock dividends

    (68,750)

                                             Loss allocable to common shareholders –

Basic and Diluted

$(709,366)

    5,767,347

$ ( .12 )

Stock options were granted to two Company employees during 2003.  These are described in Note 9.  In addition, dividends accrued on the preferred stock during 2002 and 2003 (see Note 4) which at the option of the preferred shareholder could be paid in common stock.  There also were 845,000 warrants outstanding to purchase common stock (see Note 3).  These shares and warrants were not included in the calculation of earnings per share because such inclusion would have an antidilutive effect.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.

INCOME TAXES

The Company has experienced losses each year since its inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years.  At December 31, 2003, the Company had NOL carryforwards of $5,631,093 available for Federal taxes and $2,258,325 for New Jersey taxes.  The potential tax benefit of the state NOL’s has been recognized on the books of the Company; the potential benefit of the Federal NOL’s has been offset by a valuation allowance.  If not used, these Federal carryforwards will expire as follows:

1

$   206,952

2

     129,092

1

   486,799

2

   682,589

3

   501,169

4

   775,403

5

   590,764

6

2,258,325

During the year 2003, the Company realized $60,291 from the sale, as permitted by New Jersey law, of its rights to use the New Jersey NOL’S and research and development credits that had accrued during 2002.  These potential New Jersey offsets for periods prior to 2003 are, thus, no longer available to the Company.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

  Current

Non-current

     Total

Deferred Tax Assets

$901,975

  $1,146,741

$2,048,716

Valuation Allowance

   698,726

     1,146,741

   1,845,467

      Balance Recognized

$ 203,249

  $      -

$   203,249

The entire balance of the valuation allowance relates to Federal taxes.  Since state tax benefits for years prior to 2003 have been realized, no reserve is deemed necessary for the benefit of state tax losses of 2003.

#

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.

RENTALS UNDER OPERATING LEASES

Office equipment was leased under an operating lease that was fully paid during 2002.  At present, the Company is not obligated under any operating lease.

                              Rent expense amounted to $27,000 in 2003 and $6,000 in 2002.

8.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest and income taxes is presented below:

2003

    2002

Interest

          $35,828

            $27,927

Income taxes

                 500

                   200

There were no noncash investing activities during either 2003 or 2002.  The following noncash financing activities occurred:

a.

Shares of common stock were issued for services during 2003 and 2002; these totaled 1,423,838 and 423,659, respectively.

#

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

9.

CONTINGENCIES

The Company had employment agreements during 2003 with its president and three employees.  The president’s contract, which expired June 30, 2003, provided in part for options permitting the president to acquire up to 50,000 shares of common stock per year, with portions of these options accumulating if not exercised. Options for 180,000 shares which had accumulated through 2003 from grants of previous years were exercised during 2003, generating proceeds to the Company of $25,202.

Contracts with the three employees provide in part for options permitting the acquisition of up to 25,000 shares per year.  One employee, who was also director, exercised these options during 2002; another employee exercised options for 2,500 shares during 2002.  Two employees exercised options for 7,500 shares during 2003.  At December 31, 2003, there were options for 115,000 outstanding.

During January 2004, the Company entered into an agreement with an NASD registered broker dealer to raise additional capital through a private placement offering.  The offering consists of units, with each unit comprised of one share of common stock and a warrant to purchase 30% of an additional share at an exercise price of $.80.  Thusfar, there has been one closing on this offering, with 1,303,750 units issued yielding net proceeds of $843,642.  At least one additional closing is expected.   The Company agreed to sell additional warrants to the placement agent, as part of the agent’s fee, to purchase common stock at $1.25 per share.  The sale of these warrants yielded $               .

On February 19, 2004, the Company entered into an agreement to purchase 51% of the stock of FiLCO GmbH., a German manufacturer of fork trucks with a manufacturing facility in Mulheim, Germany (FiLCO).  As partial consideration for this acquisition, the Company agreed to loan FiLCO $1,500,000, to be advanced in monthly installments through June 2, 2004.  This loan will be converted to capital on the books of FiLCO.  The seller, who will continue to own the remaining 49% of the FiLCO stock, has agreed to convert to FiLCO capital a loan of 1,225,000 Euros that FiLCO owes to him.  As additional consideration for this FiLCO stock purchase, the Company agreed to issue to the seller 900,000 warrants to purchase Company stock; these warrants would be exercisable at $.01 per share.  The Company also agreed to appoint the seller of the FiLCO stock as a director of the Company and grant him 100,000 shares of Company stock.  Additionally, the Company agreed to advance funds, if needed, to FiLCO to provide for its working capital needs.  Any advances made under the latter provision would be collateralized by the remaining 49% of FiLCO stock and would be repaid only from dividends paid on that 49% stock.  This transaction closed in March 2004.

F-13-

#

(b). Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

1.  Audit Fees for 2003 were $19,307, and in 2002 were $21,494.

2.  Audit Related Fees for both 2003 and 2002 were $0. -

3.  Tax Fees for 2003 were $745 and in 2002 were $710.

4.  All Other Fees for both 2003 and 2002 were $0.

5. N/A

6. The percentage of hours principal accountants engagement to audit the financial statements of the Company for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was not greater than 50%.

#

SIGNATURES

In accordance with Section 13 or 15(d) of the  Securities Exchange Act of 1934, the  registrant  has  duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Airtrax , Inc.

/s/ Peter Amico                             April 8 200 4

Peter Amico                                      Date

Chairman and

Principal Executive Officer

In  accordance  with  the  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Amico                              April 8 2003

Peter Amico                                      Date

Director

/s/D. Barney Harris                            April 8 , 2003

D. Barney Harris                                 Date

Director

/s/ James Hudson                               April 8, 2003

James Hudson                                     Date

Director

______________                                April __ , 2002

Frank Basile                                     Date

Director

/s/ William Hungerville

                       April 8, 2003

William Hungerville                               Date

Director

#

#