Form 10QSB
period 2004-03-31
AIRTRAX INC
filed 2004-05-21
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended March 31, 2004.

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

(1). Yes: X  No:

(2). Yes: X  No:

The number of shares issued and outstanding of issuer's common stock, no par value, as of March 31, 2004 was 8,696,552.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

#

PART I - FINANCIAL INFORMATION

INDEX

Item 1. Financial Statements.                                                                             Page

-Balance Sheets as of March 31, 2004 (unaudited) and

 December 31, 2003 (audited)

  3

-Statements of Operations and Deficit Accumulated During

 Development Stage–Three months ended March 31, 2004 and 2003

  4

-Statements of Cash Flows-Three Months Ended March 31, 2004 and 2003  5

Notes to Financial Statements

  6

Item 2. Management's Discussion and Analysis

  8

Item 3. Controls and Procedures

 10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 10

Item 2. Changes in Securities

 10

Item 3. Defaults upon Senior Securities

 10

Item 4. Submission of Matters to Vote of Security holders

 10

Item 5. Other Information

 10

Item 6. Exhibits and Reports on Form 8-K

 10

Signatures

 11

#

AIRTRAX, INC.

(A Development Stage Company)

BALANCE SHEETS

            March 31, 2004               December 31, 2003

 (Unaudited)

   (Audited)

ASSETS

Current Assets

Cash

$     187,826

$        37,388

Inventory

       427,830

        384,754

Prepaid expenses

       151,540

        267,790

Deferred tax asset

       226,964

        201,005

Total current assets

       994,160

        890,937

Fixed Assets

Office furniture and equipment

         78,079

          75,652

Automotive equipment

         21,221

          21,221

Shop equipment

         22,155

          22,155

Casts and tooling

       173,639

        173,639

       295,094

        292,667

Less, accumulated depreciation

       162,383

        154,469

Net fixed assets

       132,711

        138,198

Other Assets

Patents – net

         41,914

         43,053

Loans to Filco GmbH

       500,000

              -

Utility deposits

                65

                65

Total other assets

       541,979

         43,118

     TOTAL ASSETS

$  1,668,850

$  1,072,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable

$     184,171

$     475,951

Payroll taxes and other accrued liabilities

       177,039

       279,878

Shareholder deposits for stock

             -

       130,000

Current portion of note payable

           1,572

           1,572

Stockholder note payable

         30,888

         80,895

Total current liabilities

       393,670

       968,296

Long Term Liabilities

Long term portion of note payable

           3,625

          3,974

    TOTAL LIABILITIES

       397,295

       972,270

   Stockholders’ Equity

Common stock – authorized, 20,000,000 shares without

   par value; issued and outstanding – 10,821,547 and

   8,696,552, respectively

    7,407,588

    5,909,729

Preferred stock – authorized, 500,000 shares without

   par value; 275,000 issued and outstanding

         12,950

         12,950

Deficit accumulated during development stage

   (5,942,031)

   (5,615,744)

Deficit prior to development stage

      (206,952)

      (206,952)

Total stockholders’ equity

    1,271,555

         99,983

     TOTAL LIABILITIES AND

          STOCKHOLDER’S EQUITY

$  1,668,850

$  1,072,253

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Three Month Periods Ended March 31, 2003 and 2002

(Unaudited)

      May 19, 1997

  (Date of Inception)

                      2004                   2003

   to March 31, 2004

SALES

$          -

$      21,977

      $  1,023,123

COST OF GOODS SOLD

            -

        45,695

             470,371

Gross Profit (Loss)

            -

       (23,718)

             552,752

OPERATING AND ADMINISTRATIVE EXPENSES

      298,809

      518,775

         (6,605,400)

OPERATING LOSS

     (298,809)

     (542,493)

         (6,052,648)

OTHER INCOME AND EXPENSE

Interest expense

       (7,604)

        (7,704)

           (151,774)

Other income

          -

               36

              75,315

NET LOSS BEFORE INCOME TAXES

   (306,413)

     (550,161)

       (6,129,107)

INCOME TAX BENEFIT (STATE):

Current

      25,959

        49,514

             25,959

Prior years

          -

           -

           518,319

Total Benefit

      25,959

       49,514                      544,278

LOSS ACCUMULATED DURING

DEVELOPMENT STAGE

  (280,454)               (500,647)

      (5,584,829)

PREFERRED STOCK DIVIDENDS DURING

DEVELOPMENT STAGE

    (45,833)

      (80,749)

         (357,202)

DEFICIT ACCUMULATED DURING DEVELOPMENT

STAGE

$(326,287)          $   (581,396)

    $(5,942,031)

NET LOSS PER SHARE – Basic and Diluted

    $(0.03)

     $(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES

    OUTSTANDING

  9,336,042

   6,596,351

The accompanying notes are an integral part of these financial statements.

#

AIRTRAX, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three Month Periods ended March 31, 2004 and 2003

(Unaudited)

     May 19, 1997

             (Date of Inception)

      2004

     2003              to March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss

$  (280,454)

 $(500,647)

$(5,584,829)

Adjustments to reconcile net income to net cash

   consumed by operating activities:

        Charges not requiring the outlay of cash:

            Depreciation and amortization

         9,053                7,768

        209,743

            Value of common stock issued for services

     145,539

    354,511

     2,160,264

            Increase in accrual of deferred tax benefit

      (25,959)

     (49,514)

      (226,964)

            Interest accrued on shareholder loan

         1,998

          -

          19,073

        Changes in current assets and liabilities:

    Decrease in accounts receivable

           -

      45,857

             -

    (Decrease) Increase in accounts payable

        and accrued liabilities

    (269,923)

     87,227

        423,981

Increase in prepaid expense

           -

           -

      (146,957)

    Increase in inventory

      (43,076)           (62,791)

      (427,830)

Net Cash Consumed By

     Operating Activities

    (462,822)

  (117,589)

   (3,573,519)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of equipment

        (2,427)

     (9,190)

     (301,405)

Additions to patent cost

           -

     (6,349)                (76,992)

Loan(s) to FilCo

    (500,000)

        -

     (500,000)

Net Cash Consumed By

      Investing Activities

    (502,427)

  (15,539)

     (878,397)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds of common stock sales

    1,213,874

  130,202

   4,683,382

Proceeds from option exercises

            -                    -

          8,400

Proceeds of sales of preferred stock

            -

       -

        12,950

Borrowings (repayments) of stockholder loans

       (52,005)        (11,043)

        35,120

Preferred stock dividends paid in cash

       (45,833)

       -

       (99,336)

Principal payments on installment note

            (349)

       -

            (774)

Net Cash Provided By

Financing Activities

   1,115,687            119,159

   4,639,742

Net Increase (Decrease) In Cash

      150,438

     (13,969)

      187,826

Balance at beginning of period

        37,388

      51,431

            -

Balance at end of period

$    187,286

$    37,462

$    187,826

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of Airtrax, Inc. (“the Company”) as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003, respectively, have been prepared in accordance with accounting principles generally accepted in the United State of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2003.

1.

COMMON STOCK

A total of 2,124,995 shares of common stock was issued during the first quarter of 2003, as follows:

Private placement sales

1,831,250

Stock issued for services

     93,745

Stock option exercises

     70,000

Issuance of shares sold in prior year private placement

   130,000

    Total shares issued

2,124,995

AIRTRAX, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

2.

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest was $2,735 during the 2004 quarter.  There was no cash paid for interest during the 2003 quarter, and there was no cash paid for income taxes during either the 2004 or 2003 quarters.

3.

CONTINGENCIES

During January 2004, the Company entered into an agreement with an NASD registered broker dealer to raise additional capital through a private placement offering.  The offering consists of units, with each unit comprised of one share of common stock and a warrant to purchase 50% of an additional share at an exercise price of $.80.  During the first quarter of 2004, there were two closings on this offering, with 1,821,250 units issued yielding net proceeds of $1,213,874 to the Company.  At least one additional closing is expected.   The Company agreed as part of the fee of the placement agent, to sell additional warrants to the placement agent equal to 10% of the units sold, at a price of $.01 per warrant.  These warrants would allow the placement agent to purchase common stock during a five year term at $1.25 per share.

On March 9, 2004, the Company entered into an agreement with FiLCO GmbH., a German manufacturer of fork trucks with a manufacturing facility in Mulheim, Germany (FiLCO) and its sole shareholder to purchase 51% of the stock of FiLCO from the sole shareholder.  As partial consideration for this acquisition, the Company agreed to loan FiLCO approximately $1,220,000, to be advanced in monthly installments through June 2, 2004.    If the Company loans the entire amount to FiLCO, the Company and FiLCO’s sole shareholder have agreed to convert all existing loans to capital of FiLCO. As of March 31, 2004, loans totaling $500,000 had been made to FiLCO by the Company, and loans totaling 1,225,000 Euros has been made to FiLCO by the sole shareholder. As additional consideration for the stock purchase, the Company agreed to pay the sole shareholder 12,750 Euros and to issue to the seller warrants to purchase 900,000 shares of Company common stock at an exercise price of $.01 per share during a three year term.  The Company also agreed to appoint the sole shareholder of FiLCO a director of the Company and grant him options to purchase 100,000 shares of Company stock for $.01 during a two year term.  Additionally, the Company agreed to advance additional funds, if needed, to FiLCO as working capital.  Any advances made under the latter provision would be collateralized by the remaining 49% of FiLCO stock and would be repaid only from dividends paid on that 49% stock.  As of  March 31, 2004 Company had not paid the sole shareholder the 12,750 Euros nor had it issued the sole shareholder the warrants to purchase 900,000 shares of Company common stock.

#

Item 2. Management's Discussion and Analysis.

The following discusses the financial results and position of the accounts of the Company for the periods indicated.

Forward Looking Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB include "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for the period ending December 31, 2003 (“Form 10-KSB”) for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include the need for additional capital, lack of commercial product, lack of determined product prices and impact on profit margins, and limited operating history, among other factors. Readers are urged to refer to the section entitled “Cautionary Statements” in the Company’s Form 10-KSB for a broader discussion of such risks and uncertainties.

Results of Operations.

Three Months Ended March 31, 2004 compared with Three Months Ended March 31, 2003 .

For the period ended March 31, 2004 and comparable period in 2003, the Company was a development stage company and the Company has not engaged in full-scale operations for these periods. The limited revenues for the 2003 period have been derived from a contract with the United States Navy that relates to the research and potential application of omni-directional products for military use. The period-to-period results presented and discussed below are not necessarily meaningful comparisons due to the Company’s development stage status, and are not indicative of future results.

The Company had no revenues for the 2004 period compared with revenues of $21,977 for the comparable period in 2003. Revenues for the 2003 periods relate to the SBIR program with the United States Navy. As reported in the Company’s Form 10-KSB for the period ended December 31, 2003, the Company has reached the contractual revenue limits under the Phase II portion of the US Navy SBIR contract, the bulk of which were received during 2002. The  lack of revenue for the 2004 period reflects the present status of that contract with the US Navy. The contract related to the development of an omni-directional Multiple Purpose Mobility Platform (MP2). The Company delivered a demonstrational version of the MP2 to the US Navy on March 31, 2004 for initial testing and evaluation. Following the initial testing and evaluation, the US Navy may request shipboard testing and evaluation, in which event additional upgrades will be required on the demonstrational unit. The Company can not predict whether the shipboard testing will be undertaken, or whether it will be able to effect any sales of the MP2 to the US Navy.

The Company had no cost of goods sold for the 2004 period, contrasted with $45,695 for the 2003 period. The amount for the 2003 period represents principally employee salaries of engineering personnel related to the performance of the SBIR contract.

Operating and administrative expenses which includes administrative salaries and overhead for the three month period in 2004 totaled $298,809 compared with $518,775 for the same period in 2003. The decrease of $219,996 in operating and administrative expenses for the 2004 period reflects a reduction in consulting fees paid during 2004, partially offset by an increase in product development costs. During the 2003 period, the Company incurred $354,000 in consulting fees paid in the form of common stock of the Company. No such fees were paid during the 2004 period. Income tax benefit are funds received and to be received from the State of New Jersey’s technology tax transfer program which is designed to foster technology development in the State of New Jersey. Pursuant to this program, the Company is able to sell its net operating losses and research and development credits as calculated under state law to the other business within the state in exchange for a cash payment equal to no less than  75% of the expected tax savings from such losses and credits. Income tax benefit accrued for the three month period in 2004 was $25,959 contrasted with $49,514 for the period in 2003.  The decrease is due to the decreased loss for the current period compared with the prior period.

During the 2004 and 2003 periods, respectively, the Company recorded dividends in the amount of $45,833 and $80,749 attributable to a preferred stock dividend. The dividend is payable to a company that is owned by the Company’s President.

Net loss for the three month period in 2004 applicable to common shareholders was $326,287 or $0.03 per common share, compared with a net loss applicable to common shareholders of $581,396 or $0.08 per common share for the  prior period.

Liquidity and Capital Resources.

Since its inception, the Company has financed its operations through the private placement of its common stock. During 2002, the Company raised approximately $348,600 net of offering costs from the private placement of its common stock. During 2003, the Company raised approximately $789,000 net of offering costs from the private placement of its common stock. In addition, under the New Jersey tax transfer program discussed above, the Company has received $518,319 since inception.

As of March 31, 2004, the Company’s working capital was $600,490. Total assets, net of accumulated depreciation, totaled $ 1,668,850 on March 31, 2004. Total assets, net of accumulated depreciation, totaled $1,072,253 on December 31, 2003.

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising in anticipation of the rollout of its omni-directional forklift. The Company expects that it will be required to raise funds through the private or public offering of its securities. On January 13, 2004, the Company entered into a placement agency agreement with a NASD registered broker-dealer for the private placement offering of the Company securities. The Company’s securities consist of units comprised of one share of common stock and a stock warrant to purchase 50% of an additional share of common stock at a unit offering price of $0.80. The warrant is exercisable at $1.25 per share during a five year term.  The offering was closed on May 7, 2004, and the Company received approximately $2,880,000 in gross proceeds in connection with the offering.

The Company’s initial production run of ten SIDEWINDER Omni-Directional Lift Trucks is expected to be completed early in the third quarter of 2004. As a result of the funding described above, the Company believes that it maintains sufficient funds to complete the initial production run, to complete ANSI and UL testing, and to pay for special tooling costs related to its forklift. It also believes that it maintains sufficient working capital to support its overhead and general and administrative expenses for the next 6 months. The Company will need additional funds to support production requirements beyond the initial production run of its forklift which are estimated to be $2,000,000. Of the total amount, approximately 75% is projected for parts and component inventory and manufacturing costs, with  the balance projected as general operating expenditures,  which includes overhead and salaries. The Company also will require additional funds to complete the acquisition of the 51% interest in Filco GmbH (“Filco”), and for Filco’s working capital needs.  As of March 31, 2004, the Company has loaned to Filco a total of $870,000, and an additional amount of approximately $430.000  will be required to complete the acquisition of the described equity interest in Filco. Please refer to the Company’s filing under Form 10-KSB for the period ending December 31, 2003 for a discussion of the transaction with Filco and Filco’s cash requirements. The Company will be required to raise additional funds to meet its ongoing capital requirements and those in respect of Filco as referenced above.

Item 3. Controls And Procedures.

(a). The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b). Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

During the first quarter of 2004, the Company received gross proceeds of  $1,213,874 in connection with the private placement of its securities. The securities, in the form of units, were sold at $0.80 per unit. The unit consisted of one share of common stock and a stock warrant to purchase 50% of an additional share of common stock. The warrant is exercisable at $1.25 per share during a five year term. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each subscriber was an “accredited investor,” each subscriber represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

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

                                                AIRTRAX, INC.

Date: May  20, 2004                /s/ Peter Amico

                                                  Peter Amico

                                                  President and

                                                  Principal Financial Officer

#