Form 10KSB/A
period 2003-12-31
AIRTRAX INC
filed 2004-06-29
CIK 1081372

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB /A

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

As of March 15, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $6,005,361. This calculation is based upon the average bid price of $1.10 and asked price of $0.90 of the common stock on such date.

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

As used in this Form 10-KSB, the terms “Company" or “Airtrax" refers to Airtrax, Inc. and companies previously acquired.

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

Management designed other aspects of its machine to complement the unique functionality of its omni-directional technology. In so doing, the Company achieved a virtually maintenance free unit which allows the operator free and unrestricted movement during operation. Each vehicle  is powered  with AC motors eliminating brushes and commutators of conventional DC motors. The AC motors also are lubricated for life thereby eliminating the need for additional greasing  and fittings. The transmission uses a synthetic lubricant, and is sealed for life. The joystick controls all vehicle movement, therefore conventional drive trains, steering racks, hydraulic valve levers, and foot petals for braking and acceleration are all non-existent.

On a four-wheel omni-directional vehicle employing the Company's technology, each wheel has a separate electric motor, making  the vehicle  capable of traveling in any direction. The motion of the vehicle is controlled by coordinating all four wheels through a micro-processor that receives input from an operator-controlled joystick. The joystick controls all vehicle movement (starting, steering, and stopping). The framework of the Company's omni-directional lift truck consists primarily of a steel frame mobilized with four omni-directional wheels. The AC electric motor for each wheel turns its own wheel hub. Each wheel hub is encircled with multiple tapered rollers that are offset 45 degrees. The tapered rollers, covered with polyurethane, are extremely durable. By independently controlling the forward or rearward rotation of each wheel, the vehicle has the capability of traveling in any direction. The technology allows the vehicle to move forward, laterally, diagonally, or completely rotate within its own footprint, thereby allowing it to move into confined spaces without difficulty. The navigational options of an omni-directional vehicle are virtually limitless. The omni-directional wheel can be manufactured in almost any size depending upon the application. For instance, management believes the wheel can be used on miniature vehicles or massive load-carrying vehicles.

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

Sidewinder ATX.   The Company anticipates that its Sidewinder Omni-Directional lift truck will be available with rated lift capacities ranging from 3000 pounds and higher. The Company’s SIDEWINDER ATX-3000 Omni-Directional lift truck, which is its 3,000 pound model, features it’s revolutionary omni-directional technology. Conventional steering racks and foot petals are non-existent allowing impediment free ingress and egress. This lift truck will deliver unequaled maneuverability providing significantly improved operating efficiencies in the materials handling industry. The dealer price is expected to retail at prices similar to or slightly higher than high end, comparably sized standard forklifts. The “street prices” of similar rated, standard (non-omni-directional) forklifts range from $16,000 to $31,000 per unit. Other specialty forklifts, that are multi-directional sell for $42,000 and greater, and vehicles considered very narrow aisle (VNA), are priced from  $75,000 and higher per unit. The Company believes that, due to its unique features, the omni-directional lift truck will support a price slightly higher than the average selling price of a conventional forklift.

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

Omni-Directional Aerial Work Platform.  In late February 2004, the Company in collaboration with MEC Aerial Platform Sales Corporation of Fresno, California introduced a concept version of a scissor lift at the American Rental Association trade show in Atlanta.  The scissor lift called the “Phoenix” incorporated the Company’s omni-directional technology along with an MEC platform and lift mechanisms. The vehicle contains features presently unavailable on conventional aerial work platforms. For example, similar to the Company’s lift truck, the aerial work platform’s movement is controlled by a joystick. Movement to a particular spot or location at a job site can be accomplished easily due to the omni-directional technology, thereby eliminating the back and forth positioning typically associated with conventional platforms. Company designed control systems allow the operator to move at very regulated and easily controlled acceleration and speed, virtually eliminating operator error. The machine can climb over obstacles that would impede other machines. The Company believes that, similar to its lift truck, the improved functionality of the aerial work platform will result in increased productivity at the job-site.

On March 13, 2004, the Company entered into a draft Product Development, Sales and Representation Agreement with MEC. The draft agreement calls for the joint development of a proto-type and production versions of an omni-directional aerial work platform called the “Phoenix”. During the development stage, each party will provide the parts, which apply to that party’s area of responsibility. The Company will provide all of the parts required for the omni-directional traction system  and related control systems, and MEC will provide all of the parts required for the scissor lift and  lifting apparatus and the control systems for the scissor lift apparatus.  After development of the prototype version, the parties will establish the cost of a commercial product, and if the cost of a commercial product is considered commercially  viable, the parties will jointly develop a commercial version of the aerial work platform. If commercial production results, the Company will be responsible for product manufacturing, and MEC or its affiliate will be responsible to promote, market and sell the product to their network of approximately 200 distributors. Aerial work platform sales made by MEC will be subject to a royalty to Airtrax and, likewise sales made by Airtrax will be subject to a royalty to MEC. The amount of the respective royalties will be subject to agreement by the parties. Orders placed by MEC will be financed by MEC subject to agreed production schedules. The parties expect to enter into a more formal agreement to further define the relationship of the parties. At this time, the Company cannot predict whether a formal agreement will be entered into between the parties, or whether any sales will result form the aerial work platform to be developed by the parties.

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

Military Products. During 1999, the Company was awarded a Phase I research contract under the Department of Defense's Small Business Innovation Research program (SBIR) to develop an omni-directional Multiple Purpose Mobility Platform (MP2). Under the Phase I base contract, the Company studied the application of the omni-directional technology for military use and was supervised by the Naval Air Warfare Center Aircraft Division (NAWC-AD) in Lakehurst, New Jersey. The contemplated use includes the installation of jet engines on military aircraft and the transportation of munitions and other military goods. The Company completed the Phase I base contract in 1999 and was subsequently awarded a Phase I option from NAWC-AD to further define the uses of the MP2. In July 2000, the Company was awarded a Phase II research contract under the SBIR program. Under the Phase II contract, the Company is studying the feasibility of the MP2 for military purposes, and will culminate with the construction of one or more proto-type devices. This contract (with the option) was extended twice for 6 months each past the  42 month contract time period. Contract revenues were $750,000. Through December 31, 2003 the Company has received approximately $720,000 in revenues from the Phase II contract, and completed the production  design of the MP2. A completed proto-type MP2 was delivered to the US Navy during the end of the first quarter of 2004 for testing purposes. A second vehicle, an omni-directional jet engine installation machine is being constructed for the US Navy, pending receipt of additional funding from the SBIR program. The Company has been advised by the US Navy that a non-SBIR sponsor  for the MP2 program must be identified before a Phase II option is exercised. A Phase III contract could be awarded without such a sponsor.  Although management believes the underlying omni-directional technology for the proposed MP2 has significant potential for both commercial and military applications, the Company cannot predict whether any sales beyond the Phase II contract will result from the SBIR program.

In connection with the MP2, on December 11, 2003, the Company entered into a Teaming Agreement with United Defense, L.P., Arlington, Virginia. Under the agreement, United Defense agreed to provide the exclusive manufacture, marketing and support for the MP2 and any derivative products in respect to any contracts awarded to the Company by U.S. Department of Defense and any international military customers under the SBIR arrangement.

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

The Company has commenced and is near completion of its initial production run consisting of 10 units of its Sidewinder ATX-3000 Omni-Directional Lift Truck. Substantially all of the parts including frames, motors, controllers, and micro-processors have been ordered and received by the Company, and are partially assembled. The initial production run will be completed upon receipt of wheels and other components from suppliers which is expected in the second quarter of 2004. Unit assembly is undertaken by Crane and Machinery, Inc., Bridgeview, Illinois under Company specifications. UL and final ANSI testing is expected to be completed from 30 to 90 days from production completion. Following required testing, the Company expects to sell these units to select dealers in the United States. The Company has received purchase orders for its initial production run of 10 units.

Transaction with Filco GmbH.

On March 9, 2004, the Company entered into a Stock Acquisition Agreement, and Addendum, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation. In April 2003, Filco GmbH acquired substantially all of the assets of Clark Material Handling of Europe GmbH at Clark’s facility located in Rheinstar Mulhiem a.d. Ruhr., Germany, excluding, however, building and land and rights to the Clark name. Filco has entered into an 18 month lease agreement  with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros. Filco GmbH has been operating this plant since July 1, 2003.

The consideration for the acquisition of equity interest in Filco is the payment to Filco of approximately $1,300,000 and the issuance of stock options to Mr. Filipov to acquire 900,000 shares of common stock of the Company. Of the total amount due, $300,000 has been paid by the Company, $300,000 was due on March 15, 2004, $300,000 is due on May 2, 2004 and the balance is due on June 2, 2004. The Company has used proceeds from its private placement offering conducted during the first quarter of 2004 to pay the initial $300,000, and expects to use additional proceeds from the offering to pay the balance due under the agreement. The amounts paid to Filco will be in the form of working capital loans to Filco.  After payment of the entire amount, the Company’s loan and an existing loan in favor of Mr. Filipov for the same approximate amount may be converted to equity of Filco. The stock option to be issued to Mr. Filipov to acquire 900,000 shares of the Company’s common stock will be exercisable at a price per share of $0.01. No more than 12.5% of the options can be exercised during any one year, and the exercise period for such annual amount is three years.  Mr. Filipov also will be appointed a director of the Company and will receive an additional 100,000 shares of common stock of the Company for his role as director. The Company will be required to register with the Securities and Exchange Commission all of the shares issuable to Mr. Filipov under Form SB-2 , including those underlying the described stock options. The Company can not predict whether it will raise sufficient funds to pay all amounts due under the Filco agreement. On March 9, 2004, the Company filed a Form 8-K which includes a copy of the Filco agreement and addendum, and the above description is qualified in its entirety by the terms of the agreement.

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

During the past two years, in anticipation of commercial production, the Company solicited interest from targeted dealers nationwide, and in certain instances, received contracts from a number of these dealers. Due to the delay in the establishing commercial production, the contracts were not fulfilled. In 2004, the Company began soliciting dealers for distribution and during the first quarter of 2004 has reached an agreement with approximately 20 dealers nationwide. Targeted dealers will consist of selected premier forklift dealers, currently selling other forklift products. The dealer network will consist of dealers who have substantial market share in the US, with a history of being able to sell and repair forklifts and/or related material handling solutions. Several of the targeted dealers are significant sized entities, having annual sales in excess of $100 million. The Company expects to provide a sales incentive to dealers through an aggressive pricing structure. Typically, a dealer will earn a commission ranging from $500 to $1,000 on the sale of a competitive forklift. The Company’s pricing structure will enable the dealer to receive commissions from $3,500 to $4,000 per sale of the SIDEWINDER ATX-3000.

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

FACILITIES.

The Company maintains its administrative offices at 870B Central Avenue, Hammonton, New Jersey 08361 on premises owned by the Company’s President. As of December 31, 2003, the arrangement between the parties has been rent-free. In addition, the Company maintains limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to the Company. Through December 31, 2002, the arrangement between the parties has been rent-free. Effective January 1, 2003, the Company has agreed to pay H&R Industries a rental fee of $3,000 per month and has the option to pay in cash or in the form of common stock. The arrangement is on a month to month basis.

MARKETS

Forklifts.

The Company's initial market focus will be directed to the forklift market. The Company believes the commercial version of the omni-directional forklift will revolutionize the materials handling and warehousing industries creating potential markets globally. Industry data indicates that during 1998 approximately 174,000 and 550,000 units were sold in the United States and worldwide, respectively (Modern Materials Handling). Based upon an average per unit sale price of $28,500 (Modern Materials Handling estimate), the total market in the United States would approximate $5 billion in 1998. This amount represents sales of a broad range of vehicles with price ranges from $18,000 to $31,000 for a standard 3000 pound rated vehicle to $75,000 or greater for specialty narrow aisle or side loaders. Of the total market, management expects to compete with mid-range electrical and gas powered riders, and some specialty narrow aisle or side loaders.

Aerial Work Platforms.

Aerial Work Platforms are used in the construction and warehousing industries, and are ideally suited for omni directional technology. According to data provided by the United States Department of Commerce, this market consists of approximately $1.2 billion in annual sales. Aerial Work Platforms  and man lifts range in size from single user lifts to large off road machines. Of the total market, the Company expects to compete with a range of indoor man lifts.

COMPETITION

The Company expects to confront competition from existing products, such as standard and “very narrow aisle” forklifts, and from competing technologies. Competition with standard forklifts, which retails from $16,000 to $31,000, will be on the basis of utility, price, and reliability. The Company believes that it will compete favorably with a standard forklift for reliability, and that a purchase decision will be based upon weighing the operational advantages of the Company’s products against its higher purchase price. VNA and sideloader forklifts retail at $75,000 or greater. While the Company’s SIDEWINDER omni-directional lift truck  cannot be considered “very narrow aisle”, it can perform “narrow aisle” functions at a significantly less cost. The Company also is aware of multi-directional forklifts now being offered by other manufacturers that retail from $42,000 and higher for the standard version. These newer products have improved operational features, however, they are unable to travel in all directions, and hence are not omni-directional. These machines have to stop, turn all four wheels, and then proceed to drive in the sideward direction. Despite these improved operational features, management believes these manufacturers have adhered to older conventional methods and have added a substantial amount of parts to their forklifts to achieve improved functionality, which contrasts with the design and features of the Company’s product as discussed previously herein. Therefore, to that extent, the Company believes that it maintains a competitive advantage to these newer products.

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

PATENTS AND PROPRIETARY RIGHTS.

On January 22, 2002, the Company received US patent #6,340,065 relating to its low vibrations wheels.  On May 28, 2002, the Company receive US patent #6,394,203 encompassing certain aspects of the omni-directional wheel with some features specific to the forklift, and in April 15, 2003 the Company received US patent #6,394,203 relating to methods for designing low-vibration wheels. The Company also has several patent applications pending relating to other aspects of its technology. The Company expects to make future patent applications relating to various other aspects of its omni-directional technology. The Company also has filed a patent application for its power module.  At this time, no foreign patents have been issued for any of the Company’s technology. In December 1997, the Company was awarded a patent for an omni-directional helicopter ground-handling device.

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

Item 3. Legal Proceedings.

During May 2002, the Company signed an agreement with a broker/dealer to provide investment banking and financial advisory services, which included fund raising on behalf of the Company. Under the agreement, the broker/dealer was entitled to receive stock warrants exercisable into 450,000 shares of common stock of the Company during a four-year term at an exercise price of approximately $1.75 per share. A dispute has arisen between the parties regarding the agreement and its performance. The Company has asserted that the third party induced the Company to enter into the agreement through material misstatements and has not otherwise performed its services under the agreement. The Company believes that the third party is not entitled to the stated compensation, and has not issued the stock warrants to the third party.

In addition, the Company from time to time is subject to routine litigation incidental to its business from claims by various parties such vendors and suppliers. Management does not believe the resolution of these matters will have a material adverse impact upon the financial condition of the Company or results of operation.

Item 4. Submission of Matters to Vote of Security Holders.

On November 6, 2003, the Company mailed an Information Statement to its shareholders in connection with the adoption of a Certificate of Amendment to the Company's Certificate of Incorporation (the "Amendment") to increase of the Company’s authorized common stock from 10,000,000 to 20,000,000 shares by the written consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding Common Stock, no par value, and outstanding 5% Voting Preferred Stock, no par value. On October 15, 2003, the Company's Board of Directors, approved and recommended the corporate action, and on November 4, 2003, consent of a majority of shareholders approved the corporate action.

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

Equity Compensation Plan Information.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders (2)	Not Determinable(1)	Not Determinable(2)	-0-
Total	Not Determinable(1)	Not Determinable(2)	-0-

(1). Mr. Barney Harris maintains stock options for 25,000 shares of common stock of the Company which remains under his employment agreement as Executive Vice President. The agreement expires in 2004. In addition, two employees of the Company maintain annual stock options for 25,000 during the term of their respective employment agreements. The employment agreements may be terminated by either party with 14 days prior notice, and do not contain a fixed term. Accordingly, the amount of stock options issuable to such employees in not determinable. The Company and Mr. Peter Amico, the Company’s President, entered into a one year employment agreement which expired June 30, 2003. Under the agreement, Mr. Amico was entitled to a stock option to acquire 50,000 shares of common stock of the Company for a total exercise price of $0.01. The Company and Mr. Amico expect to enter into a new employment agreement which may include stock options similar to those of his expired agreement retroactive to July 1, 2003 and for periods subsequent to fiscal 2003; however, the terms of the new employment agreement has not been finalized by the parties, and is subject to approval by the Board of Directors.

(2). The stock options for shares of common stock of the Company identified in (1) above  are exercisable as follows; 2,500 shares are exercisable for a total consideration of $1.00, 10,000 shares are exercisable at 35% of the lowest price paid for the stock in the 30 day period preceding exercise, and 12,500 shares are exercisable at 17.5% of the lowest price paid for the stock in the 30 day period preceding exercise.  The options had not been exercised as of December 31, 2003 and weighted average exercise price is not determinable.

Recent Sales of Unregistered Securities.

Through January 7, 2004, the Company received gross proceeds of $855,000 in connection with the private placement of its securities. The securities, in the form of units were sold at a $1.00 per unit, and consisted of one share of common stock and a stock purchase warrant. The warrant entitled the holder to acquire one share of common stock of the company at an exercise price of $2.50 during a three year exercise period. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each subscriber was an “accredited investor,” each subscriber represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

During the same period, the Company issued; (i) 180,000 shares of common stock to the Company’s President in connection with the exercise of stock options under his employment agreement for which the Company received $25, 202 , (ii) 10,000 shares of common stock in connection with the exercise of stock options by a director for which the Company received $5,000, (iii) 15,700 shares of common stock in connection with services rendered in the amount of $11,783, (iv) 7,500 shares of common stock in connection with stock options granted to two employees for which the Company received $877, and 1,090,638 shares of common stock to eight consultants in exchange for consulting services rendered by each such consultant. The stock issuances were exempt from registration pursuant to Section 3 (b) and/or 4(2) of the Securities Act of 1933, as amended, as the offering was made to less than 35 individuals.

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

Revenues for fiscal 2003 were $21,879 representing an decrease of $529,243 from  revenues of  $551,122 for the 2002 period.  Revenues for the 2003 period were attributable to the US Navy contract. The revenue mix for 2002 consisted of;  $5,686 in sales of a non omni-directional  parts, $ 490,658 in contract revenues from the United States Navy, and $54,778 in sub-contract revenue.

Cost of sales for 2003 was $91,283 which reflects a $11 6 ,382 decrease from $207,665 in fiscal 2002. Cost of sales for 2003 consisted of entirely of salaries and material incurred in connection with the performance of the US Navy contract, while amounts for the 2002 period consisted of principally of salaries and material incurred in connection with the performance of the US Navy contract and sub-contract work, and to a lesser extent cost of equipment for non-omni-directional sales.

Operating and administrative expenses which includes administrative salaries, depreciation and overhead for the 2003 period totaled $2,184,518 which represents an increase of $1,170,112 from $1,014,406 incurred in 2002. The increase is due primarily to consulting fees paid to various third parties in the form of common stock which totaled $972,352,  and costs related to the development of its omni-directional technology. Interest expense payable to third party suppliers totaled $ 41,079 for the 2003 period, representing a slight increase from $33,174 for the 2002 period. In 2003, the Company received $7,914 in other income from interest payments from Filco GmbH, which contrasts with $4,215 for the prior period. Net loss before taxes in 2003 was $2,3 05,087 which reflects on increase of $1,6 05,179 from $699,908 in net loss before taxes for the 2002 period.

In 2003, the Company recorded $2 10,553 as the expected sale of its net operating losses and tax credits under a New Jersey program described further in Liquidity and Capital Resources below. This amount contrasts with $59,292 recorded during 2002.

Loss accumulated during development stage for 2003 was $2,0 94,534 which represents an increase of $1,4 53,918 from $640,616 during the 2002 period. During 2003, the Company paid dividends on its preferred stock to a controlling shareholder of the Company in the amount of $80,749. No such dividends were paid in 2002. Deficit accumulated during development stage during 2003 was $2,1 75,283 (or a loss per share of $0.2 8 for common stockholders) which represents an increase of $1,5 34,667 from $640,616 (or a loss per share of $0.12 for common stockholders) for the 2002 period.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the private placement of its common stock and from loans from the Company’s President. During 2003, 2002, and 2001, the Company raised net of offering costs $ 789 ,000, $396,630, and $348,600 from the private placement of its securities.

During 2000, the Company was approved by the State of New Jersey for its technology tax transfer program pursuant to which the Company could sell its net operating losses and research and development credits as calculated under state law. During 2003 and 2002, the Company recorded credits of $21 0,553 and $59,292, respectively from the sale of its losses and credits  (see Note 6 to financial statements).

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising in anticipation of the rollout of its omni-directional forklift. On January 13, 2004, the Company entered into a placement agency agreement with a NASD registered broker-dealer for the private placement offering of the Company securities. The Company’s securities consist of units comprised of one share of common stock and a stock warrant to purchase 50% of an additional share of common stock at a unit offering price of $0.80. The warrant is exercisable at $1.25 per share during a five year term.  The offering is being made on a best efforts basis, for a total minimum amount of $1,000,000 and a total maximum amount of $4,000,000, terminating April 26, 2004. During the first quarter of 2004, the Company received $1, 213,874 net of offering costs and expenses from the offering. The offering is made pursuant to exemptions under the Securities Act of 1933, as amended.  The Company expects to complete its initial production run of its SIDEWINDER Lift Truck  in the second quarter of 2004. The Company expects to receive sufficient funds from the offering to complete the initial production run and to complete ANSI and UL testing, as well as special tooling costs.

The Company will require additional funds to continue its operations beyond the initial production run. These funds are in addition to the funds required by Filco GmbH as discussed above. (See “Item 1- Description of Business - Current Operations – Transactions with Filco GmbH”) The Company’s cash requirements for the next 12 months are projected to be $2,500,000. Of the total amount, approximately 75-90% are projected for parts and component inventory and manufacturing costs, with  the balance projected as general operating expenditures,  which includes overhead and salaries. The Company expects to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as it transitions from the initial production run to full-scale production. The Company intends to fund these additional cash requirements through the issuance of equity and/or debt securities which may include the offering described above. The Company can not predict whether the Company will be successful in obtaining sufficient capital to fund its continuing operations. If the Company is unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on the Company and its business prospects.

As of December 31, 2003, the Company's working capital deficit was $ 77,359 .. Fixed assets, net of accumulated depreciation, and total assets, as of December 31, 2003, were $138,198 and $1,07 2,253 , respectively. Current liabilities and long term liabilities, as of December 31, 2003, were $96 8,296 and $3,974, respectively.

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

NEED OF ADDITIONAL CAPITAL FOR FILCO’S OPERATIONS. In addition to its own need of working capital, the Company also will need working capital to funds the operations of Filco GmbH. Filco has informed the Company that its working capital needs are approximately $5,000,000 until it can achieve profitable operations, which includes approximately $1,300,000 required under the Filco agreement. During the first quarter of 2004, the Company has loaned $300,000 to Filco. If the Company is unable to complete the terms of the Filco agreement and loan Filco the remaining amounts due thereunder, Filco may be unable to continue its operations and the repayment of amounts loaned to Filco by the Company may be jeopardized.

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

LACK OF A DETERMINED PRODUCT PRICES AND IMPACT ON PROFIT MARGINS. The Company is assessing present and projected component pricing in order to establish a pricing policy for the SIDEWINDER Lift Truck. The Company has not finalized  its assessment as current prices for certain forklift components reflect special development charges which are expected to be reduced as order volume for such components increase and as manufacturing efficiencies improve. The Company intends to price its forklifts so as to maximize sales yet provide sufficient operating margins. Given the uniqueness of its product, the Company has not yet established final  pricing sensitivity in the market. Consequently, the pricing policy for its forklifts may be subject to change, and actual sales or operating margins may be less than projected.

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

CONTROL EXERCISED BY MANAGEMENT. As of March 15, 2004, the existing officers and directors will control approximately 47.1% of the shareholder votes. This control by management is in the form of common stock and preferred stock that has 10 for 1 voting rights. Consequently, management will control the vote on all matters brought before shareholders, and holders of common stock may have no power in corporate decisions usually brought before shareholders.

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

Peter Amico

60

 President and Chairman

D. Barney Harris

43

Executive Vice President and Director

John Watt Jr.

69

Former Secretary and Former Director

Frank A. Basile, Esq.

68

Director

James Hudson

61

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

SUMMARY COMPENSATION

                                                     Long Term

                        Annual Compensation          Compensation Awards (5)

                      ___________________________    _______________________

Name and

Principal                Salary    Bonus    Other    Securities underlying

Position          Year     ($)      ($)      ($)     Options #

--------          ----     ----     ----    -----    ----------------

Peter Amico       2003 $ 88,462(1)  -0-    $64,000(2)          -0-

Chairman and      2002 $ 84,135(1)  -0-    $52,399(2)          -0-

President         2001 $ 75,000     -0-    $51,399             -0-

--------------------------------------------------------------------------------

(1). During 2003, Mr. Amico was entitled to receive a salary of $100,000, however $88,461.68 was paid and the balance was deferred for future payment. In 2002, $84,135 was paid as salary to Mr. Amico and $3,365 balance deferred for future payment. In 2002 and 2003, Mr. Amico received an automobile usage valued at $1,000.

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

Aggregate Option Exercises

In Last Fiscal Year and FY-End Option Values

                                                                Value of

                                               # of Securities  Unexercised

                                               Unexercised      In-the-Money

                                               Options/SARs at  Options at

                Shares                         FY-End(#)        FY-End($)at

                Acquired On      Value         Exercisable/     Exercisable/

Name            Exercise (#)   Realized        Unexercisable    Unexercisable(1)

Peter Amico     180,000         $201,598            -0-             -0-

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

Compensation of Directors.

The Company's directors are compensated at the rate of $250 per meeting and are reimbursed for expenses incurred by them in connection with the Company's business. During 2002 and 2001,  each director, other than Mr. Amico,  received an annual stock option to purchase 5,000 shares of common stock exercisable at $0.50 per share. During 2003, each director receive d a stock grant of 10,000 shares of the Company’s common stock. The Company has not implemented a stock grant or stock option plan for its board of directors for 2004, however it expects to do so, the terms of which have not been established.

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

Rights(3)

Owned(2)

    Owned(3)

Arcon Corp.

1,734,210(4)

2,750,000(5)

 19.5%

    100%

Peter Amico

President and

Chairman

2,014,210(6)

2,750,000(5)

 22.7%

    100%

D. Barney Harris

  191,301(7)

       -0-

   2.2

      -0-

Vice President and

Director

John Watt Jr.

  151,200(8)

       -0-

   1.7%

      -0-

Secretary and

Director

Frank Basile

  137,046(9)

       -0-

   1.5%

     -0-

Director

James Hudson

    75,800(10)

       -0-

    <1%

     -0-

Director

William Hungerville

  157,650(11)

       -0-

   1.8%

     -0-

All directors

2,727,207(12)

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

(4).  Represents 1,580,623 shares held by Arcon Corp., a corporation wholly owned by Mr. Amico (“Arcon”), and 153,587 shares of common stock held by a third party as collateral for a loan, however, excludes common stock that may be issued to Arcon as a dividend on the preferred stock (See “Item 12. Certain Relationships and Related Transactions”).

(5).  Represents shares held by Arcon.

(6).  Represents 1,734,210 shares of common stock held by Arcon. as stated in footnote (4) above, and 280,000 shares of common stock held individually by Mr. Amico.

(7). Represents 161,301 shares of common stock held individually, 25,000 shares of common stock issuable under his employment agreement, and 5,000 shares of common stock issuable upon exercise of director's options for 2002 .

(8).  Represents 51,200 shares of common stock held individually, and 100,000 shares held jointly with his spouse. Mr. Watt resigned as an officer and director of the Company on December 11, 2003.

(9).  Represents 100,000 shares held individually, 15,000 shares of common stock issuable upon exercise under director’s options for 2002 and 2001, 12,046 shares held by an affiliate, and 10,000 shares held by his spouse. The amount excludes shares of common stock of the Company’s that may be granted to directors during 2004.

(10).  Represents 31,300 shares of common stock held individually, and 44,500 shares of common stock held by an affiliate. The amount excludes shares of common stock of the Company’s that may be granted to directors during 2004.

(11). Represents 146,950 shares of common stock held individually, 700 shares held by his spouse and 10,000 shares held by a family trust. The amount excludes shares of common stock of the Company’s that may be granted to directors during 2004.

(12). Includes (4),(6),(7),(8),(9), (10) and (11).

Item 12. Certain Relationships and Related Transactions.

Arcon Cop., a corporation wholly owned by the Company's chairman and president, owns 275,000 shares of preferred stock of the Company. Each share of Preferred Stock is entitled to 10 voting rights on all matters on which shareholders are entitled to vote. The preferred stock has a stated value per share of $5.00 and an annual dividend per share equal to 5% of the stated value. The annual cash dividend is $68,750. Dividends are cumulative and the holder has a right during any quarter to waive any cash dividend and receive the dividend in the form of common stock at a price per share equal to 30% of the lowest private offering or trading price of the common stock. The preferred stock is not convertible into common stock, however, has a preference over common stockholders upon liquidation equal to the stated value per share. For the fiscal 2001 dividend , Arcon received 246,731 shares of common stock of the Company in lieu of the cash dividend.  For fiscal 2002 dividend , Arcon received a cash dividend of $17,187.50, and will receive 221,892 shares of common stock of the Company in lieu of the cash payment for the balance of the dividend.  For the fiscal 2003 dividend , Arcon received a cash dividend of $28,646 and expects to receive an additional $34,375 in cash dividends and 19,097 shares of common stock in lieu of the cash payment of the dividend.

Arcon Corp. and the Company’s President have made loans from time to time to the Company in varying amounts. As of December 31, 2003, a loan in favor of the Company’s President in the amount of $ 80,995 is outstanding. The loan is due on demand and bears interest at 12%. In July 2000, Arcon Corp. purchased 33,334 shares of common stock at a price per share of $1.50 for a total consideration of $50,001.

Mrs. Patricia Amico, the wife of the Company's President, performed services to the Company during  2003, 2002, and 2001 for which she received $11,579, $9,930, and $9,126, respectively.

Mr. Frank Basile, a director of the Company, is a partner of a law firm that performed legal services to the  Company  during fiscal 2003, 2002 and 200 1 ..  The billing amount for such services for each year was less than $10,000.

During 2002 and  2001, each  director of the Company, other than Mr. Amico,  received a stock option to  acquire 5,000 shares of common stock at a price per share of $0.50, and in 2003, each director, other than Mr. Amico, received a grant from the Company  of 10,000 shares of common stock.

During May 2002, the Company signed an agreement with a broker/dealer to provide investment banking and financial advisory services, which included the raising of funds. Under the agreement, the broker/dealer was entitled to receive stock warrants exercisable into 450,000 shares of common stock of the Company during a four year term at an exercise price of approximately $1.75 per share. A dispute has arisen between the parties regarding the agreement and its performance. The Company has asserted that the broker/dealer induced the Company to enter into the agreement through material misstatements and has not otherwise performed its services under the agreement. The Company believes that the third party is not entitled to the stated compensation, and has not issued the stock warrant to the third party.

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

On March 9, 2004, the Company entered into a Stock Acquisition Agreement, and Addendum, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation (See “Item 1. Description of Business – Transactions with Filco GmbH”).

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

3(i)(c). Certificate of Correction of the Company dated April 30, 2000 (Filed as an exhibit to Company's Form  8-K  filed with the Securities and Exchange Commission on November 17, 1999).

3(i)(d). Certificate of Amendment of Certificate of Incorporation dated March 19, 2001 (Filed as an exhibit to Company's Form  8-K  filed with the Securities and Exchange Commission on November 17, 1999).

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

10(viii) Agreement dated March 9, 2004 by and between Airtrax, Inc., and Fil Filipov and Addendum dated March 9, by and between Airtrax, Inc. and Fil Filipov. (Filed as an exhibit to the Company's Form 8-K filed on March 9, 2004).

10(ix) Product Development, Sales and Manufacturing Representation Agreement dated March 13, 2004 by and between Airtrax, Inc., and MEC Aerial Platform Sales Corporation. (Filed as an exhibit to the Company's Form 8-K filed on March 15, 2004).

10(x) General Sales Contract and Amendment dated March 10, 2004 by and between Airtrax, Inc with Incomex Saigon. (Filed as an exhibit to the Company's Form 8-K filed on March 22, 2004).

3.(a)(2). Financial Statements

FINANCIAL STATEMENTS INDEX

Independent Auditors' Report of March 29, 2004.                      F-1

- Balance Sheet as of December 31, 2003.                             F-2

- Statement of Operations and Deficit Accumulated During

  Development Stage for Fiscal Years Ended December 31, 2003 and

  December 31, 2002.                                                 F-3

- Statements of Changes in Stockholder's Equity

     For Years Ended December 31, 2003 and December 31, 2002.        F-4

- Statements of Cash Flows for Fiscal Years

     Ended December 31, 2003 and December 31, 2002.                  F-5

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

$1,070,633

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

$1,070,633

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

     $(.27)

     $(.12)

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

1 ..  Audit Fees for 2003 were $19,307, and in 2002 were $21,494.

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

/s/ Peter Amico                              June 29, 2004

Peter Amico                                      Date

Chairman and

Principal Executive Officer

In  accordance  with  the  Exchange  Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Amico                               June 29, 2004

Peter Amico                                      Date

Director

/s/D. Barney Harris                           June 16, 2004

D. Barney Harris                                 Date

Director

/s/ James Hudson                              June 16, 2004

James Hudson                                     Date

Director

/s/ Frank Basile                              June 24, 2004

Frank Basile                                     Date

Director

/s/ William Hungerville                      June 15, 2004

William Hungerville                               Date

Director

#