Form 10QSB
period 2004-06-30
AIRTRAX INC
filed 2004-08-13
CIK 1081372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from __________ to ________.

                        Commission file number: 001-16237

                                  AIRTRAX, INC.
                 (Name of Small Business Issuer in its charter)

        New Jersey                                        22-3506376
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



                870B Central Avenue, Hammonton, New Jersey 08037
                    (Address of principal executive offices)

                                 (609) 567-7800
                           (Issuer's telephone number)


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 12, 2004, the issuer had 12,850,517 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes [ ]     No [X]

                                  AIRTRAX, INC.
                  June 30, 2004 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                           PAGE

Special Note Regarding Forward Looking Statements

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets                                                               1

Statements of Operations and Deficit Accumulated During
Development Stage                                                            2

Statements of Cash Flows                                                     4

Notes to Financial Statements                                                5

Item 2.  Management's Discussion and Analysis or Plan of Operations          7

Item 3.  Controls and Procedures                                             8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   8

Item 2.  Changes in Securities                                               8

Item 3.  Defaults Upon Senior Securities                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                 9

Item 5.  Other Information                                                   9

Item 6.  Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                  11

                                  AIRTRAX, INC.

                          (A Development Stage Company)

                              Financial Statements

                                  JUNE 30, 2004

                                   (Unaudited)

                                  AIRTRAX, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (Unaudited)


                                    CONTENTS


                                                                   Page

Balance Sheets                                                      1

Statements of Operations and Deficit Accumulated
         During Development Stage                                   2

Statements of Cash Flows                                            4

Notes to Financial Statements                                       5

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                      June 30, 2004               December 31, 2003
                                                                    ----------------               ----------------
                                                                        (Unaudited)                    (Audited)
                                     ASSETS
Current Assets
         Cash                                                         $   361,821                 $    37,388
         Accounts receivable                                               27,368                           -
         Interest receivable                                               10,127                           -
         Inventory                                                        418,637                     384,754
         Prepaid expenses                                                  62,610                     267,790
         Deferred tax asset                                               268,775                     201,005
                                                                    -------------                ------------
                  Total current assets                                  1,149,338                     890,937

Fixed Assets
         Office furniture and equipment                                    89,820                      75,652
         Automotive equipment                                              21,221                      21,221
         Shop equipment                                                    23,354                      22,155
         Casts and tooling                                                184,184                     173,639
                                                                    -------------                ------------
                                                                          318,579                     292,667
         Less, accumulated depreciation                                   170,297                     154,469
                                                                    -------------                ------------
                  Net fixed assets                                        148,282                     138,198

Other Assets
         Patents - net                                                     40,775                      43,053
         Loans to subsidiary                                            1,000,000                           -
         Utility deposits                                                      65                          65
                                                                    -------------                ------------
                  Total other assets                                    1,040,840                      43,118
                                                                    -------------                ------------
              TOTAL ASSETS                                            $ 2,338,460                $  1,072,253
                                                                    =============                ============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                             $    57,373                $    475,951
         Payroll taxes and other accrued liabilities                      186,626                     279,878
         Shareholder deposits for stock                                    12,000                     130,000
         Current portion of note payable                                    1,933                       1,572
         Stockholder note payable                                          31,815                      80,895
                                                                    -------------                ------------
                  Total current liabilities                               289,747                     968,296

Long Term Liabilities
         Long term portion of note payable                                  3,144                       3,974
                                                                    -------------                ------------
             TOTAL LIABILITIES                                            292,891                     972,270
                                                                    -------------                ------------
Stockholders' Equity
         Common stock - authorized, 20,000,000 shares without
            par value; issued and outstanding - 12,670,517 and
            8,696,552, respectively                                     8,725,132                   5,909,729
         Preferred stock - authorized, 500,000 shares without
            par value; 275,000 issued and outstanding                      12,950                      12,950
         Deficit accumulated during development stage                  (6,485,561)                 (5,615,744)
         Deficit prior to development stage                              (206,952)                   (206,952)
                                                                    -------------                ------------
                  Total stockholders' equity                            2,045,569                      99,983

              TOTAL LIABILITIES AND                                 -------------                ------------
                STOCKHOLDER'S EQUITY                                  $ 2,338,460                $  1,072,253
                                                                    =============                ============

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
             For the Six Month Periods Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                                                  May 19,1997
                                                                                                               (Date of Inception)
                                                                      2004                      2003            to June 30, 2004
                                                                     -----                     -----            ------------------

SALES                                                         $          -              $       21,977           $  1,023,123

COST OF GOODS SOLD                                                       -                      56,767                470,371
                                                              ------------              --------------           ------------
                  Gross Profit (Loss)                                    -                     (34,790)               552,752

OPERATING AND ADMINISTRATIVE EXPENSES                              848,141                   1,080,080              7,154,732
                                                              ------------              --------------           ------------
OPERATING LOSS                                                    (848,141)                 (1,114,870)            (6,601,980)

OTHER INCOME AND EXPENSE
         Interest expense                                          (13,730)                    (21,547)              (157,900)
         Interest income                                            10,127                           -                 10,127
         Other income                                                   94                       3,369                 75,409
                                                              ------------              --------------           ------------
NET LOSS BEFORE INCOME TAXES                                      (851,650)                 (1,133,048)            (6,674,344)
                                                              ------------              --------------           ------------
INCOME TAX BENEFIT (STATE):
         Current                                                    67,770                     102,100                 67,770
         Prior years                                                     -                           -                518,319
                                                              ------------              --------------           ------------
                  Total Benefit                                     67,770                     102,100                586,089
                                                              ------------              --------------           ------------
LOSS ACCUMULATED DURING
         DEVELOPMENT STAGE                                        (783,880)                 (1,030,948)            (6,088,255)

PREFERRED STOCK DIVIDENDS DURING
         DEVELOPMENT STAGE                                         (85,937)                    (80,749)              (397,306)
                                                              ------------              --------------           ------------
DEFICIT ACCUMULATED DURING DEVELOPMENT
STAGE$                                                            (869,817)               $ (1,111,697)           $(6,485,561)
                                                              ============              ==============           ============
NET LOSS PER SHARE - Basic and Diluted                               $(.08)                      $(.15)
                                                              ============              ==============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                                 10,267,532                   7,047,585
                                                              ============              ==============


   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
            For the Three Month Periods Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                                                     May 19, 1997
                                                                                                                (Date of Inception)
                                                                    2004                      2003                to June 30, 2004
                                                                   -----                      ----               ------------------
SALES                                                         $          -              $           -                 $  1,023,123

COST OF GOODS SOLD                                                       -                     11,072                      470,371
                                                              -------------              -------------                -------------
                  Gross Profit (Loss)                                    -                    (11,072)                     552,752

OPERATING AND ADMINISTRATIVE EXPENSES                              549,332                    561,305                    7,154,732
                                                              -------------              -------------                -------------
OPERATING LOSS                                                    (549,332)                  (572,377)                  (6,601,980)

OTHER INCOME AND EXPENSE
         Interest expense                                           (6,126)                   (13,843)                    (157,900)
         Interest income                                            10,127                          -                       10,127
         Other income                                                   94                      3,333                       75,409
                                                              -------------              -------------                -------------
NET LOSS BEFORE INCOME TAXES                                      (545,237)                  (582,887)                  (6,674,344)
                                                              -------------              -------------                -------------
INCOME TAX BENEFIT (STATE):
         Current                                                    41,811                     52,586                       67,770
         Prior years                                                     -                          -                      518,319
                                                              -------------              -------------                -------------
                  Total Benefit                                     41,811                     52,586                      586,089
                                                              -------------              -------------                -------------
LOSS ACCUMULATED DURING
         DEVELOPMENT STAGE                                        (503,426)                  (530,301)                  (6,088,255)

PREFERRED STOCK DIVIDENDS DURING
         DEVELOPMENT STAGE                                         (40,104)                         -                     (397,306)
                                                              -------------              -------------                -------------
DEFICIT ACCUMULATED DURING DEVELOPMENT
   STAGE$                                                         (543,530)             $    (530,301)                 $(6,485,561)
                                                              =============              =============                =============
NET LOSS PER SHARE - Basic and Diluted                               $(.05)                     $(.07)
                                                              =============              =============
WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                                 11,430,485                  7,879,880
                                                              =============              =============

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the Six Month Periods ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                                         May 19, 1997
                                                                                                     (Date of Inception)
                                                                    2004             2003             to June  30, 2004
                                                                   -----            -----             -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $   (783,880)      $(1,030,948)              $(6,088,255)

Adjustments to reconcile net loss to net cash
   consumed by operating activities:
         Depreciation and amortization                             18,106            15,536                   218,796
         Value of common stock issued for services                278,244           682,669                 2,292,969
         Accrual of deferred tax benefit                          (67,770)         (102,100)                 (268,775)
         Interest accrued on shareholder loan                       2,925                 -                    20,000
         Changes in current assets and liabilities:
             Increase (decrease) in accounts payable, and
                 accrued liabilities                             (345,261)          234,767                   348,643
            Increase in prepaid expense                                 -                 -                  (146,957)
            Increase (decrease) in accounts receivable            (37,485)           38,079                   (37,485)
             Increase in inventory                                (33,833)         (177,714)                 (418,587)
                                                             -------------      ------------              ------------


                  Net Cash Consumed By
                       Operating Activities                      (968,954)         (339,711)               (4,079,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                         (25,412)          (38,828)                 (324,390)
Additions to patent cost                                                -            (6,700)                  (76,992)
Investment in notes receivable                                          -          (357,390)                        -
Acquisition of equity interest in subsidiary                   (1,000,000)                -                (1,000,000)

                                                            -------------       ------------              ------------
                  Net Cash Consumed By
                        Investing Activities                   (1,025,412)         (402,918)               (1,401,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of common stock sales                              2,457,212           745,202                 5,926,720
Proceeds of sales of preferred stock                                    -                 -                    12,950
Repayments of stockholder loans                                   (52,005)          (46,710)                   35,120
Preferred stock dividends paid in cash                            (85,937)                -                  (139,440)
Principal payments on installment note                               (471)                -                      (896)
Proceeds from option exercises                                          -                 -                     8,400
                                                            -------------       ------------              ------------
                  Net Cash Provided By
                      Financing Activities                      2,318,799           698,492                 5,842,854
                                                             -------------      ------------              ------------
                  Net (Decrease) Increase In Cash                 324,433           (44,137)                  361,821
         Cash balance at beginning of period                       37,388            51,431                         -
                                                            -------------       ------------              ------------
         Cash balance at end of period                       $    361,821       $     7,294               $   361,821
                                                            =============       ============              ============


   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)



1.       BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. ("the Company") as of June 30, 2004 and for the three month and six month periods ended June 30, 2004 and 2003, respectively, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

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

2.       COMMON STOCK

Shares of common stock totaling 1,363,325 and 2,131,055 shares, respectively, were issued during the second quarter and first six months of 2004, as follows:

                                                   Second              Six
                                                   Quarter            Months

        Private placement sales                  1,778,875            3,610,125
        Stock issued for services                   70,095              163,840
        Stock option exercises                           -               70,000
        Issuance of shares sold in prior
            year private placement                       -              130,000
                                                ----------            ---------
            Total shares issued                  1,848,970            3,973,965
                                                ==========            =========

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)



3.       SUPPLEMENTAL CASH FLOWS INFORMATION:

There were no cash payments for income taxes during the six month periods ended June 30, 2004 and 2003. Interest paid during the six month period ended June 30, 2004 was $10,815; there was none paid during the six month period ended June 30, 2003.


4.       CONTINGENCY

During January 2004, the Company entered into an agreement with an NASD registered broker dealer to raise additional capital through a private placement offering. The offering consists of units, with each unit comprised of one share of common stock and a warrant to purchase 50% of an additional share at an exercise price of $.80. During the six months ended June 30, 2004, there were four closings on this offering, with 3,600,125 units issued yielding net proceeds of $2,446,562. The Company agreed as part of the fee of the placement agent, to sell additional warrants to the agent equal to no more than 10% of the units sold, at a price of $.001 per warrant. These warrants would allow the agent to purchase common stock during a five year term at $1.25 per share.

On February 19, 2004, the Company reached an agreement in principal to purchase 51% of the stock of FiLCO GmbH., a German manufacturer of fork trucks (formerly Clark Material Handling Company of Europe) with a manufacturing facility in Mulheim, Germany (FiLCO). Until the Company finalizes certain union issues regarding the acquisition, the Company agreed to loan FiLCO approximately $1,220,000, to be advanced in monthly installments. Through June 30, 2004, loans totaling $1,000,000 had been made. These loans may be converted to capital on the books of FiLCO if the acquisition is completed. The seller, who will continue to own the remaining 49% of the FiLCO stock, has agreed that if the Company converts its loan to capital he also will convert to FiLCO capital a loan of 1,225,000 Euros that FiLCO owes to him. As additional consideration for this FiLCO stock purchase, the Company agreed to pay the seller 12,750 Euros and to issue to the seller 900,000 warrants to purchase Company stock; these warrants would be exercisable at $.01 per share. The Company also agreed to appoint the seller of the FiLCO stock a director of the Company and grant him options to purchase 100,000 shares of Company stock for $.01. Additionally, the Company agreed to advance funds, if needed, to FiLCO to provide for its working capital needs. Any advances made under the latter provision would be collateralized by the remaining 49% of FiLCO stock and would be repaid only from dividends paid on that 49% stock.

Item 2.  Management's Discussion and Analysis and Results of Operations

Forward Looking Statements

          This report contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by AIRTRAX, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of AIRTRAX, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

Results of Operations - Three and Six Months Ended June 30, 2004 compared with Three and Six Months Ended June 30, 2003

          The Company is a development stage company and has not engaged in full-scale operations for the periods covered by this report. The limited revenues for the 2003 period were derived from a contract with the United States Navy that relates to the research and potential application of omni-directional products for military use. The period-to-period results presented and discussed below are not necessarily meaningful comparisons due to the Company's development stage status, and are not indicative of future results.

          Revenues. For both the three and six month periods ended June 30, 2004, the Company had sales revenue of $0. This compares to revenues of $0 and $21,977 for the three and six months ended June 30, 2003, respectively. There was no billing for the Navy MP2 project in either the first or second quarters of 2004. The MP2 munitions carrier was delivered to the Navy on/or about April 1, 2004 for their evaluation and testing. Production of the Sidewinder ATX-3000 Omni-Directional Lift Truck is scheduled to begin pending wheel deliveries from Timken Corporation.

          Cost of Goods Sold. The Company's cost of goods sold for both the three and six months ended June 30, 2004 amounted to $0. For the three months and six months ended June 30, 2003, the Company's cost of goods sold were approximately $11,072 and $56,767, respectively. The Company's $0 cost of goods sold reflects that we had no sales during the three and six months ended June 30, 2004.

          Operating and Administrative Expenses. Operating and administrative expenses includes administrative salaries and overhead. For the three and six months ended June 30, 2004, the Company's operating and administrative expenses totaled $549,332 and $848,141, respectively. Operating and administrative expenses totaled $561,305 and $1,080,080 for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2004 operating and administrative expenses decreased $11,937 (2%) and $231,939 (21%), respectively, compared with the same periods of 2003. These decreases are a result of decreased work on behalf of the United States Navy MP2 contract during this period.

          Net Loss Before Income Taxes. Net loss before income taxes for the three- and six-month periods ended June 30, 2004 totaled $545,237 and $851,650, respectively. For the three and six months ended June 30, 2003, net loss before income taxes totaled $582,887 and $1,133,048, respectively. The decrease in net loss before income tax for the three and six months ended June 30, 2004 compared with the same periods of 2003 was caused by the allocation of stock for services rendered in the first half of 2003 did not occur in 2004.

          Preferred Stock Dividends. During the three and six months ended June 30, 2004, the Company recorded dividends on preferred stock in the amount of $40,104 and $85,937, respectively. During the three and six months ended June 30, 2003, the Company recorded dividends on preferred stock in the amount of $0 and $80,749, respectively. The preferred stock dividends are payable to a company that is owned by the Company's President. Liquidity and Capital Resources - Three and Six Months Ended June 30, 2004.

          As of June 30, 2004, the Company's cash on hand was $361,821 and working capital was $859,591. Since its inception, the Company has financed its operations through the private placement of its common stock. During the three months ended June 30, 2004, the Company sold an aggregate of 1,778,875 shares of common stock to accredited and institutional investors and issued an aggregate of 70,095 shares of common stock in consideration for services rendered. During the six months ended June 30, 2004, the Company sold an aggregate of 3,610,125 shares of common stock to accredited and institutional investors and issued an aggregate of 163,840 shares of common stock in consideration for services rendered.

          The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, production, and advertising in anticipation of the rollout of its omni-directional forklift. The Company expects that it will be required to raise funds through the private or public offering of its securities.

          The Company's initial production run of ten SIDEWINDER Omni-Directional Lift Trucks is expected to be completed late in the third quarter of 2004 or early in the fourth, pending wheel deliveries. The Company's management believes that it has sufficient working capital to support its overhead and general and administrative expenses for the next 6 months. The Company will need additional funds to support production requirements beyond the initial production run of its forklift which are estimated to be $2,000,000. Of the total amount, approximately 75% is projected for parts and component inventory and manufacturing costs, with the balance projected as general operating expenditures, which includes overhead and salaries. The Company also will require additional funds to complete the acquisition of the 51% interest in Filco GmbH ("Filco"), and for Filco's working capital needs. As of June 30, 2004, the Company has loaned to Filco a total of $1 million, and an additional amount of approximately $220,000 will be required to complete the acquisition of Filco. The Company will supply operating capital to FilCo to finance their operations.

Item 3.  Controls and Procedures

          As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There was no significant change in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

          During the period covered by this report, the Company sold an aggregate of 1,778,875 shares of common stock to 36 accredited and institutional investors and received gross proceeds totaling $1,423,100 from such sales. These sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 of Regulation D promulgated under the Act. Each subscriber was an "accredited investor," each subscriber represented his or her intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

          The Company also issued an aggregate of 70,095 shares of common stock to American Machinery Export, L.L.C., Jeffrey Birdman, Brian Cartin and Andrew Guzettie in consideration for services rendered. Such issuances were exempt from registration pursuant to Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number
                                          Description
--------------------------------------------------------------------------------
 2.1 Agreement and Plan of Merger by and between MAS Acquisition IX Corp. and Airtrax, Inc. dated November 5, 1999. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 13, 2000).
3.1 Certificate of Incorporation of Airtrax, Inc. dated April 11, 1997. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).
3.2 Certificate of Amendment to Certificate of Incorporation of Airtrax, Inc. dated November 11, 1999. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).
3.3 Certificate of Correction of the Company dated April 30, 2000 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 17, 1999).
3.4 Certificate of Amendment of Certificate of Incorporation dated March 19, 2001 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 17, 1999).
3.5 Amended and Restated By-Laws of the Company. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).
10.1 Employment agreement dated April 1, 1997 by and between the Company and Peter Amico. (Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on January 13,
          2000).
10.2 Employment agreement dated July 12, 1999, by and between the Company and D. Barney Harris. (Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on November 19, 1999).
10.3 Consulting Agreement by and between MAS Financial Corp. and Airtrax, Inc. dated October 26, 1999. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).
10.4 Employment Agreement effective July 1, 2002 by and between the Company and Peter Amico (Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 2002)
10.5 Agreement dated July 15, 2002 by and between the Company and Swingbridge Capital LLC and Brian Klanica. (Incorporated by reference to the Company's Form 8-K filed on August 7, 2002).
10.6 Agreement dated March 9, 2004 by and between Airtrax, Inc., and Fil Filipov and Addendum dated March 9, by and between Airtrax, Inc. and Fil Filipov. (Incorporated by reference to the Company's Form 8-K filed on March 9, 2004).
10.7 Product Development, Sales and Manufacturing Representation Agreement dated March 13, 2004 by and between Airtrax, Inc., and MEC Aerial

          Platform Sales Corporation. (Incorporated by reference to the Company's Form 8-K filed on March 15, 2004).
10.8 General Sales Contract and Amendment dated March 10, 2004 by and between Airtrax, Inc with Incomex Saigon. (Incorporated by reference to the Company's Form 8-K filed on March 22, 2004).
31.1 Certification by Peter Amico, Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Peter Amico, Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August 2004.

                              AIRTRAX, INC.


                             By:  /s/ Peter Amico
                                  ---------------
                                      Peter Amico, Chief Executive Officer,
                                      Principal Financial Officer and Chairman