Form 10QSB
period 2004-09-30
AIRTRAX INC
filed 2004-11-15
CIK 1081372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004.

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

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court: Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 15, 2004, the issuer had 13,374,342 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes [ ] No [X]

                                  AIRTRAX, INC.
               September 30, 2004 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                                                                           PAGE

Special Note Regarding Forward Looking Statements

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets                                                                1

Statements of Operations and Deficit Accumulated During
Development Stage                                                             2

Statements of Cash Flows                                                      4

Notes to Financial Statements                                                 5

Item 2.   Management's Discussion and Analysis or Plan of Operations         11

Item 3.   Controls and Procedures                                            12

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 2.   Changes in Securities                                              12

Item 3.   Defaults Upon Senior Securities                                    13

Item 4.   Submission of Matters to a Vote of Security Holders                13

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                   15

                                  AIRTRAX, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               September 30, 2004

                                   (Unaudited)




                                    CONTENTS


                                                                           Page

Balance Sheets                                                                1

Statements of Operations and Deficit Accumulated
         During Development Stage                                             2

Statements of Cash Flows                                                      3

Notes to Financial Statements                                                 4

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     September 30, 2004               December 31, 2003
                                                                     ------------------               -----------------
                                                                         (Unaudited)                      (Audited)

                                     ASSETS
Current Assets
         Cash                                                           $     178,991                  $     37,388
         Accounts receivable                                                        -                             -
         Accrued interest receivable                                           24,081                             -
         Inventory                                                            516,596                       384,754
         Prepaid expenses                                                      35,086                       267,790
         Deferred tax asset                                                   320,231                       201,005
                                                                        -------------                  ------------
                  Total current assets                                      1,074,985                       890,937

Fixed Assets
         Office furniture and equipment                                        80,852                        75,652
         Automotive equipment                                                  21,221                        21,221
         Shop equipment                                                        24,459                        22,155
         Casts and tooling                                                    185,384                       173,639
                                                                        -------------                  ------------
                                                                              311,916                       292,667
         Less, accumulated depreciation                                       178,211                       154,469
                                                                        -------------                  ------------
                  Net fixed assets                                            133,705                       138,198

Other Assets
         Patents - net                                                         77,322                        43,053
         Loans to Filco GmbH                                                1,230,000                             -
         Utility deposit                                                           65                            65
                                                                        -------------                  ------------
                  Total other assets                                        1,307,387                        43,118
                                                                        -------------                  ------------
              TOTAL ASSETS                                              $   2,516,077                  $  1,072,253
                                                                        =============                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                               $     185,464                  $    475,951
         Payroll taxes and other accrued liabilities                          161,877                       279,878
         Shareholder deposits for stock                                       329,850                       130,000
         Current portion of note payable                                            -                         1,572
         Stockholder note payable                                              32,665                        80,895
                                                                        -------------                  ------------
                  Total current liabilities                                   709,856                       968,296

Long Term Liabilities
         Long term portion of note payable                                          -                         3,974
                                                                        -------------                  ------------
             TOTAL LIABILITIES                                                709,856                       972,270
                                                                        -------------                  ------------
Stockholders' Equity
         Common stock - authorized, 20,000,000 shares without
            par value; issued and outstanding - 12,940,517 and
            8,696,552, respectively                                         8,985,582                     5,909,729
         Preferred stock - authorized, 500,000 shares without
            par value; 275,000 issued and outstanding                          12,950                        12,950
         Deficit accumulated during development stage                      (6,985,359)                   (5,615,744)
         Deficit prior to development stage                                  (206,952)                     (206,952)

                  Total stockholders' equity                                1,806,221                        99,983

         TOTAL LIABILITIES AND                                          -------------                 -------------
            STOCKHOLDER'S EQUITY                                        $   2,516,077                 $   1,072,253
                                                                        =============                 =============

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
          For the Nine Month Periods Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                                            May 19, 1997
                                                                                                         (Date of Inception)
                                                                  2004                    2003          to September 31, 2004
                                                                  ----                    ----          ---------------------

SALES                                                     $          -            $     21,977               $  1,023,123

COST OF GOODS SOLD                                                   -                  83,368                    470,371
                                                          ------------            ------------               ------------

                  Gross Profit (Loss)                                -                 (61,391)                   552,752

OPERATING AND ADMINISTRATIVE EXPENSES                        1,397,479               1,578,516                  7,704,070
                                                          ------------            ------------               ------------

OPERATING LOSS                                              (1,397,479)             (1,639,907)                (7,151,318)

OTHER INCOME AND EXPENSE
         Interest expense                                      (23,716)                (28,407)                  (167,886)
         Interest income                                        24,091                  24,091
         Other income                                              131                   7,914                     75,446

NET LOSS BEFORE INCOME TAXES                                (1,396,973)             (1,660,400)                (7,219,667)
                                                          ------------            ------------               ------------

INCOME TAX BENEFIT (STATE):
         Current                                               119,226                 149,436                    119,226
         Prior years                                                 -                       -                    518,319
                                                          ------------            ------------               ------------
                  Total Benefit                                119,226                 149,436                    637,545
                                                          ------------            ------------               ------------
LOSS ACCUMULATED DURING
         DEVELOPMENT STAGE                                  (1,277,747)             (1,510,964)                (6,582,122)

PREFERRED STOCK DIVIDENDS DURING
         DEVELOPMENT STAGE                                     (91,868)                (80,749)                  (403,237)

DEFICIT ACCUMULATED DURING DEVELOPMENT                    ------------            ------------               ------------
         STAGE                                            $ (1,369,615)           $ (1,591,713)              $ (6,985,359)
                                                          ============            ============               ============

NET LOSS PER SHARE - Basic and Diluted                    $      (0.12)           $      (0.21)
                                                          ============            ============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                             11,452,797               7,631,386
                                                          ============            ============

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
          For the Three Month Periods Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                                            May 19, 1997
                                                                                                         (Date of Inception)
                                                                  2004                    2003          to September 30, 2004
                                                                  ----                    ----          ---------------------

SALES                                                     $          -            $          -               $  1,023,123

COST OF GOODS SOLD                                                   -                  26,601                    470,371
                                                          ------------            ------------               ------------
                  Gross Profit (Loss)                                -                 (26,601)                   552,752

OPERATING AND ADMINISTRATIVE EXPENSES                          549,338                 498,436                  7,704,070
                                                          ------------            ------------               ------------

OPERATING LOSS                                                (549,338)               (525,037)                (7,151,318)

OTHER INCOME AND EXPENSE
         Interest expense                                       (9,986)                 (6,860)                  (167,886)
         Interest income                                        13,964                       -                     24,091
         Other income                                               37                   4,545                     75,446
                                                          ------------            ------------               ------------

NET LOSS BEFORE INCOME TAXES                                  (545,323)               (527,352)                (7,219,667)
                                                          ------------            ------------               ------------
INCOME TAX BENEFIT (STATE):
         Current                                                51,456                  47,336                    119,226
         Prior years                                                 -                       -                    518,319
                  Total Benefit                                 51,456                  47,336                    637,545
                                                          ------------            ------------               ------------
LOSS ACCUMULATED DURING
         DEVELOPMENT STAGE                                    (493,867)               (480,016)                (6,582,122)

PREFERRED STOCK DIVIDENDS DURING
         DEVELOPMENT STAGE                                      (5,931)                      -                   (403,237)

                                                          ------------            ------------               ------------
DEFICIT ACCUMULATED DURING DEVELOPMENT
         STAGE                                            $   (499,798)           $   (480,016)              $ (6,985,359)

NET LOSS PER SHARE - Basic and Diluted                    $      (0.04)           $      (0.06)                         -
                                                          ------------            ------------               ------------
WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                             12,888,343               8,433,464
                                                          ============            ============

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
          For the Nine Month Periods Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                                             May 19, 1997
                                                                                                         (Date of Inception)
                                                                  2004                    2003          to September 30, 2004
                                                                  ----                    ----          ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                  $ (1,277,747)          $  (1,510,964)              $ (6,582,122)
Adjustments to reconcile net loss to net cash
   consumed by operating activities:
        Charges not requiring the outlay of cash:
            Depreciation and amortization                       27,159                  23,304                    227,849
            Value of common stock issued for services          623,401               1,017,315                  2,638,126
            Increase in accrual of deferred tax benefit       (119,226)               (149,436)                  (320,231)
            Interest accrued on shareholder loan                 3,775                       -                     20,850
        Changes in current assets and liabilities:
             (Decrease) increase in accounts payable
                 and accrued liabilities                      (225,888)                 86,487                    468,016
         Increase in prepaid expense                              -                          -                   (146,957)
         (Increase) decrease in accounts receivable            (24,081)                 41,678                    (24,081)
         Increase in inventory                                (131,842)               (220,768)                  (516,596)
                                                          ------------            ------------               ------------

                  Net Cash Consumed By
                       Operating Activities                 (1,124,449)               (712,384)                (4,235,146)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                      (19,249)                (18,274)                  (318,227)
Additions to patent cost                                       (37,686)                      -                   (114,678)
Advances to Filco GmBH                                      (1,230,000)                      -                 (1,230,000)
                                                          ------------            ------------               ------------
                  Net Cash Consumed By
                        Investing Activities                (1,286,935)                (18,274)                (1,662,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of common stock sales                           2,696,462                 760,899                  6,165,970
Proceeds from option exercises                                   5,944                       -                     14,344
Proceeds of sales of preferred stock                                 -                       -
                                                                                                                   12,950
Repayments of stockholder loans                                (52,005)                (45,933)                    35,120
Preferred stock dividends paid in cash                         (91,868)                      -                   (145,371)
Principal payments on installment note                          (5,546)                      -                     (5,971)
                                                          ------------            ------------               ------------
                  Net Cash Provided By
                      Financing Activities                   2,552,987                 714,966                  6,077,042
                                                          ------------            ------------               ------------
                  Net Increase (Decrease) In Cash              141,603                 (15,692)                   178,991

         Balance at beginning of period                         37,388                  51,431                          -
                                                          ------------            ------------               ------------
         Balance at end of period                         $    178,991            $     35,739               $    178,991
                                                          ============            ============               ============

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)



1.       BASIS OF PRESENTATION

The unaudited interim financial statements of Airtrax, Inc. ("the Company") as of September 30, 2004 and for the three month and nine month periods ended September 30, 2004 and 2003, respectively, have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

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

2.       COMMON STOCK

Shares of common stock totaling 270,000 and 4,243,965 shares, respectively, were issued during the third quarter and first nine months of 2004, as follows:

                                                   Third                   Nine
                                                  Quarter                 Months
                                                  -------                 ------
           Private placement sales                   -                 3,610,125
           Stock issued for services              270,000                433,840
           Stock option exercises                    -                    70,000
           Issuance of shares sold in
             prior year private placement            -                   130,000
                                                  -------              ---------
                  Total shares issued             270,000              4,243,965

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


3.       SUPPLEMENTAL CASH FLOWS INFORMATION:

There was no cash payment for income taxes during either of the nine month periods ended September 30, 2004 and 2003. Interest paid during the nine month period ended September 30, 2004 was $10,815; there was none paid during the nine month period ended September 30, 2003.

4.       CONTINGENCIES

During January 2004, the Company entered into an agreement with an NASD registered broker dealer to raise additional capital through a private placement offering. The offering consisted of units, with each unit comprised of one share of common stock and a warrant to purchase 50% of an additional share at an exercise price of $.80. During the nine months ended September 30, 2004, there were five closings on this offering, yielding net proceeds of $2,696,462. As of September 30, 2004 a total of 3,600,125 units were issued as a result of these closings. An additional 343,750 units included in the proceeds had not been issued as of September 30, 2004; they were issued during October 2004. The Company agreed as part of the fee of the placement agent to sell additional warrants to the agent equal to no more than 10% of the units sold, at a price of $.001 per warrant. These warrants would allow the agent to purchase common stock during a five-year term at $1.25 per share. These issuances raised the total number of warrants outstanding at September 30, 2004 to 3,160,063; these warrants are exercisable at prices ranging from $.80 to $2.50 per share.

In March 2004, the Company reached an agreement in principal, subject to certain closing conditions, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation. In April 2003, Filco GmbH acquired substantially all of the assets of Clark Material Handling of Europe GmbH at Clark's facility located in Rheinstrasse Mulheim a.d. Ruhr., Germany, excluding, however, building and land and rights to the Clark name. Filco has entered into an 18-month lease agreement with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros. Filco GmbH has been operating this plant since July 1, 2003.

On or about 7 October 2004 an addendum was added to the above noted agreement in principal in which the Company purchased, and Filipov sold, 75.1% of FiLCO GmbH. A notarized document will be issued from a German notary for the sale to be completed.

The purpose of this change is to give the Company control of Filco GmbH including USGAAP and German law regarding consolidation and capitalization. This change is offered and accepted by Fil Filipov as incentive to the Company to fund the Filco operation to start up. All other conditions and terms of the agreement between the parties shall remain the same.

The consideration for the proposed acquisition of a control equity interest in Filco is the issuance of stock options to Mr. Filipov to acquire 900,000 shares of common stock of the Company. The Company will loan Filco GmbH approximately $1,300,000 which, if the acquisition is completed, may be kept on the records as a loan or put into equity of Filco along with approximately 1,300,000 Euros currently owed to Fil Filipov by Filco.

Thus far the Company has not finalized nor executed the acquisition agreement but has loaned Filco an aggregate principal amount of $1.230 million pursuant to various unsecured promissory notes. The Company has used proceeds from its private placement offering conducted during the first quarter of 2004 to fund such loans. Future amounts in the aggregate principal amount of $1,350,000 to be loaned to Filco will be taken from the proceeds of this offering. Filco has informed the Company that adequate working capital should be available in the total amount of $5,000,000 in order for it to achieve profitable operations. This amount includes funds expected to be provided to Filco by the Company if the Company finalizes the Filco acquisition agreement. The Company expects to raise additional funds from this private placement in order to loan fund to Filco, should it finalize and execute the acquisition agreement.

In accord with the agreement, if finalized and executed, the stock option to be issued to Mr. Filipov to acquire 900,000 shares of the Company's common stock will be exercisable at a price per share of $0.01. No more than 12.5% of the options can be exercised during any one year, and the exercise period for such annual amount is three years. Mr. Filipov also will be appointed a director of the Company and will receive an additional 100,000 options of common stock of the Company for his role as director. The Company will be required to register with the Securities and Exchange Commission all of the shares issuable to Mr. Filipov, including those underlying the described stock options.

No assurance can be given that the acquisition agreement will be finalized, or that if it agreement is finalized, that the conditions to closing will be satisfied, or that the Company will raise sufficient funds to pay all amounts due under the acquisition agreement. Further, in the event that the Company does consummate the acquisition agreement, no assurance can be given that it will be able to raise sufficient funds to meet the working capital needs of Filco, as well as its own working capital needs. The Company's inability to raise sufficient capital as discussed herein may impair Filco's operations as well as its own operations.

The Company intends to appoint Mr. Filipov to the board of directors effective upon completion of the acquisition.

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

Results of Operations - Three and Nine Months Ended September 30, 2004 compared with Three and Nine Months Ended September 30, 2003

The Company is a development stage company and has not engaged in full-scale operations for the periods covered by this report. A small portion of expenses for the 2003 period were derived from a contract with the United States Navy that relates to the research and potential application of omni-directional products for military use. The period-to-period results presented and discussed below are not necessarily meaningful comparisons due to the Company's development stage status, and are not indicative of future results.

Revenues. For both the three and nine month periods ended September 30, 2004, the Company had sales revenue of $0. This compares to revenues of $0 and $21,977 respectively for the three and nine months ended September 30, 2003. There was no billing for the Navy MP2 project in either of the 2004 periods. The MP2 munitions carrier was delivered to the Navy on/or about April 1, 2004 for their evaluation and testing. An Omni-Direction engine handler developed for the Navy will be delivered to the Navy prior to the end of 2004. Production of the Sidewinder ATX-3000 Omni-Directional Lift Truck is scheduled to begin pending wheel deliveries from Timken Corporation.

Cost of Goods Sold. The Company's cost of goods sold for both the three and nine months ended September 30, 2004 amounted to $0. For the three months and nine months ended September 30, 2003, the Company's cost of goods sold were approximately $26,601 and $83,368, respectively. The Company's $0 cost of goods sold reflects that we had no sales during the three and nine months ended September 30, 2004.

Operating and Administrative Expenses. Operating and administrative expenses includes administrative salaries and overhead. For the three and nine months ended September 30, 2004, the Company's operating and administrative expenses totaled $549,338 and $1,397,479, respectively. Operating and administrative expenses totaled $498,436 and $1,578,516 for the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2004 operating and administrative expenses increased $50,902 and decreased $181,037, respectively, compared with the same periods of 2003. These changes are a result of decreased work on behalf of the United States Navy MP2 contract during this period.

Net Loss Before Income Taxes. Net loss before income taxes for the three and nine-month periods ended September 30, 2004 totaled $545,323 and $1,396,973, respectively. For the three and nine months ended September 30, 2003, net loss before income taxes totaled $525,352 and $1,660,400, respectively. The increase in net loss before income tax for the three months ended September 30, 2004 compared with the same period of 2003 was caused by the allocation of labor and services for vehicle preparation for ANSI testing which was scheduled for the forth quarter. The decrease in net loss before income tax for the nine months ended September 30, 2004 compared with the same period of 2003 was caused by the allocation of stock for services in 2003 that did not occur in 2004.

Preferred Stock Dividends. During the three and nine months ended September 30, 2004, the Company recorded dividends on preferred stock in the amount of $17,187 and $51,561, respectively. During the three and nine months ended September 30, 2003, the Company recorded dividends on preferred stock in the amount of $17,187and $51,561, respectively. The preferred stock dividends are payable to a company that is owned by the Company's President.

Liquidity and Capital Resources - Three and Nine Months Ended September 30, 2004. As of September 30, 2004, the Company's cash on hand was $178,991 and working capital was $365,129. Since its inception, the Company has financed its operations through the private placement of its common stock. During the nine months ended September 30, 2004, the Company sold an aggregate of 3,610,125 shares of common stock to accredited and institutional investors and issued an aggregate of 433,840 shares of common stock in consideration for services rendered. During the three months ended September 30, 2004, the Company sold an aggregate of no shares of common stock to accredited and institutional investors and issued an aggregate of 270,000 shares of common stock in consideration for services rendered.

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, production, and advertising in anticipation of the rollout of its omni-directional forklift. The Company expects that it will be required to raise funds through the private or public offering of its securities.

The Company's initial production run of ten SIDEWINDER Omni-Directional Lift Trucks is expected to be completed in the fourth quarter of 2004, pending wheel deliveries. The Company will need additional funds to support production requirements beyond the initial production run of its forklift which are estimated to be $2,000,000. Of the total amount, approximately 75% is projected for parts and component inventory and manufacturing costs, with the balance projected as general operating expenditures, which includes overhead and salaries. The Company also will require additional funds to complete the acquisition of the 75.1% interest in Filco GmbH ("Filco"), and for Filco's working capital needs. As of September 30, 2004, the Company has loaned to Filco a total of $1.23 million. The Company will complete the acquisition of Filco once operating capital for Filco is secured to FilCo to finance their operations.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company did not sell any shares of common stock to accredited and institutional investors which were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated under the Act, or pursuant to any other private placement.

The Company issued an aggregate of 270,000 shares of common stock to certain of its employees and consultants in consideration for services rendered. Such issuances were exempt from registration pursuant to Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits.

          Exhibit Number
                                          Description
          ----------------------------------------------------------------------
          2.1 Agreement and Plan of Merger by and between MAS Acquisition IX Corp. and Airtrax, Inc. dated November 5, 1999. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 13, 2000).
          3.1 Certificate of Incorporation of Airtrax, Inc. dated April 11, 1997. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19,
               1999).
          3.2 Certificate of Amendment to Certificate of Incorporation of Airtrax, Inc. dated November 11, 1999. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).
          3.3 Certificate of Correction of the Company dated April 30, 2000 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 17, 1999).
          3.4 Certificate of Amendment of Certificate of Incorporation dated March 19, 2001 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 17, 1999).
          3.5 Amended and Restated By-Laws of the Company. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).
          10.1 Employment agreement dated April 1, 1997 by and between the Company and Peter Amico. (Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on January 13, 2000).
          10.2 Employment agreement dated July 12, 1999, by and between the Company and D. Barney Harris. (Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on November 19, 1999).
          10.3 Consulting Agreement by and between MAS Financial Corp. and Airtrax, Inc. dated October 26, 1999. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).
          10.4 Employment Agreement effective July 1, 2002 by and between the Company and Peter Amico (Incorporated by reference to the Company's Form 10-KSB for the period ended December 31, 2002)
          10.5 Agreement dated July 15, 2002 by and between the Company and Swingbridge Capital LLC and Brian Klanica. (Incorporated by reference to the Company's Form 8-K filed on August 7, 2002).
          10.6 Agreement dated March 9, 2004 by and between Airtrax, Inc., and Fil Filipov and Addendum dated March 9, by and between Airtrax, Inc. and Fil Filipov. (Incorporated by reference to the Company's Form 8-K filed on March 9, 2004).
          10.7 Product Development, Sales and Manufacturing Representation Agreement dated March 13, 2004 by and between Airtrax, Inc., and MEC Aerial

          Platform  Sales   Corporation.   (Incorporated  by  reference  to  the
          Company's Form 8-K filed on March 15, 2004).

          10.8 General Sales Contract and Amendment dated March 10, 2004 by and between Airtrax, Inc with Incomex Saigon. (Incorporated by reference to the Company's Form 8-K filed on March 22, 2004).

          31.1 Certification  by  Peter  Amico,   Chief  Executive  Officer  and
               Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

          32.1 Certification  by  Peter  Amico,   Chief  Executive  Officer  and
               Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)


(b) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November 2004.

                                  AIRTRAX, INC.



                              By:  /s/ Peter Amico
                                   ---------------
                                       Peter Amico, Chief Executive Officer,
                                       Principal Financial Officer and Chairman