Form 10KSB/A
period 2003-12-31
AIRTRAX INC
filed 2005-01-28
CIK 1081372

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for the most recent fiscal year. $21,879

As of March 15, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $6,005,361. This calculation is based upon the average bid price of $1.10 and asked price of $0.90 of the common stock on such date.


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS]

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No ____

                   [APPLICABLE ONLY TO CORPORATE REGISTRANTS]

The number of shares issued and outstanding of issuer's common stock, no par value, as of March 15, 2004 was 8,876,552.

DOCUMENTS INCORPORATED BY REFERENCE

None.


Transitional Small Business Disclosure Format (Check One): Yes    No: X

                                EXPLANATORY NOTE

In connection with the preparation of the Airtrax, Inc. (the "Company") registration statement on Form SB-2, on January 12, 2005, the Company determined that the financials statements included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003 did not contain certain expenses which were incurred during that period. Such financial statements should no longer be relied upon. In particular:

     o A deemed dividend in the amount of $188,412 was charged to operations during 2003 but not reported on the 10-KSB financial statements in the statement of operations as an expense. This deemed dividend is the excess of the fair market value of the 246,731 shares issued in satisfaction of dividends on the Company's preferred stock over the discounted amount at which they are issued. This deemed dividend was added to paid in capital. This revision, coupled with certain other increases in administrative and other expenses totaling $16,380, resulted in an adjustment of the deficit accumulated by the Company during its development stage to $2,363,695 for the year ended December 31, 2003, an increase of $204,792, as well as a corresponding adjustment to the same from May 19, 1997, the date of the Company's inception, to December 31, 2003.

In addition to the foregoing, the following additional changes to the Company's financial statement have been made:

     o The Company's balance sheet for the year ended December 31, 2003 was adjusted to increase total assets by $1,620, which resulted in a corresponding increase in stockholder's equity to $99,983. Further offsetting changes resulting from the changes to the statement of operations resulted in a revision of the common stock portion of the Stockholders' Equity from 5,891,729 to 6,098,141.

     o The statement of changes in stockholder's equity for the year ended December 31, 2003 was revised to reflect an increase of 75,165 shares which were issued for services, resulting in a balance of 8,696,552 shares as of December 31, 2003.

     o The statement of cash flows for the years ended December 31, 2003 was revised due to the aforementioned changes reflecting a net loss in the amount of $2,282,946. In addition, the aforementioned changes resulted in total net cash consumed by operating activities in the amount of $(705,790), total net cash consumed by investing activities in the amount of $(99,430) and total net cash produced by financing activities in the amount of $791,177, each for the year ended December 31, 2003. Corresponding adjustments were made to operating, investing and financing activities from May 17, 1997, the date of the Company's inception, to December 31, 2003.

     o Certain adjustments were made to Notes 5, 6, 7, and 8, and new Notes 9, 11, and 12 were added to the notes to the financial statements for the year ended December 31, 2003.

The Company has discussed this matter with its independent accounting firm.

The new financial statements which should be relied upon are contained in this Form 10-KSB/A to be filed concurrently with the Company's Current Report on Form 8-K.

PART I

Item 1. Description of Business.

INTRODUCTION.

Airtrax, Inc. ("Airtrax" or "Company") was incorporated in the State of New Jersey on April 17, 1997. On May 19, 1997, the Company entered into a merger agreement with a predecessor company that was incorporated on May 10, 1995. The Company was the surviving company in the merger.

Effective November 5, 1999, the Company merged with MAS Acquisition IX Corp ("MAS"), and was the surviving company in the merger. Pursuant to the Agreement and Plan of Merger, as amended, each share of common stock of MAS was converted to 0.00674 shares of Airtrax. After giving effect to fractional and other reductions, MAS shareholders received 57,280 shares of Airtrax as a result of the merger.

As used in this Form 10-KSB, the terms "Company" or "Airtrax" refers to Airtrax, Inc. and companies previously acquired.

Airtrax is a development stage company that has developed an omni-directional wheel technology intended to be used for various commercial applications.

The Company's maintains its administrative office at 870B Central Avenue, Hammonton, New Jersey 08037, its telephone number is (609) 567-7800, and its website is www.Airtrax.com.

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

RECENT TRANSACTION WITH FILCO GMBH

On March 9, 2004, the Company entered into a Stock Acquisition Agreement, and Addendum, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German company. In April 2003, Filco acquired substantially all of the assets of Clark Material Handling of Europe GmbH at Clark's facility located in Rheinstar Mulhiem a.d. Ruhr., Germany, excluding, however, building and land and rights to the Clark name. Filco has entered into an 18 month lease agreement with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros. (See "Current Operations -Transaction with Filco GmbH" below)


EXISTING AND PROPOSED PRODUCTS.

Sidewinder ATX. The Company anticipates that its Sidewinder Omni-Directional lift truck will be available with rated lift capacities ranging from 3000 pounds and higher. The Company's SIDEWINDER ATX-3000 Omni-Directional lift truck, which is its 3,000 pound model, features it's revolutionary omni-directional technology. Conventional steering racks and foot petals are non-existent allowing impediment free ingress and egress. This lift truck will deliver unequaled maneuverability providing significantly improved operating efficiencies in the materials handling industry. The dealer price is expected to retail at prices similar to or slightly higher than high end, comparably sized standard forklifts. The "street prices" of similar rated, standard (non-omni-directional) forklifts range from $16,000 to $31,000 per unit. Other specialty forklifts, that are multi-directional sell for $42,000 and greater, and vehicles considered very narrow aisle (VNA), are priced from $75,000 and higher per unit. The Company believes that, due to its unique features, the omni-directional lift truck will support a price slightly higher than the average selling price of a conventional forklift.

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

Omni-Directional Aerial Work Platform. In late February 2004, the Company in collaboration with MEC Aerial Platform Sales Corporation of Fresno, California introduced a concept version of a scissor lift at the American Rental Association trade show in Atlanta. The scissor lift called the "Phoenix" incorporated the Company's omni-directional technology along with an MEC platform and lift mechanisms. The vehicle contains features presently unavailable on conventional aerial work platforms. For example, similar to the Company's lift truck, the aerial work platform's movement is controlled by a joystick. Movement to a particular spot or location at a job site can be accomplished easily due to the omni-directional technology, thereby eliminating the back and forth positioning typically associated with conventional platforms. Company designed control systems allow the operator to move at very regulated and easily controlled acceleration and speed, virtually eliminating operator error. The machine can climb over obstacles that would impede other machines. The Company believes that, similar to its lift truck, the improved functionality of the aerial work platform will result in increased productivity at the job-site.

On March 13, 2004, the Company entered into a draft Product Development, Sales and Representation Agreement with MEC. The draft agreement calls for the joint development of a proto-type and production versions of an omni-directional aerial work platform called the "Phoenix". During the development stage, each party will provide the parts, which apply to that party's area of responsibility. The Company will provide all of the parts required for the omni-directional traction system and related control systems, and MEC will provide all of the parts required for the scissor lift and lifting apparatus and the control systems for the scissor lift apparatus. After development of the prototype version, the parties will establish the cost of a commercial product, and if the cost of a commercial product is considered commercially viable, the parties will jointly develop a commercial version of the aerial work platform. If commercial production results, the Company will be responsible for product manufacturing, and MEC or its affiliate will be responsible to promote, market and sell the product to their network of approximately 200 distributors. Aerial work platform sales made by MEC will be subject to a royalty to Airtrax and, likewise sales made by Airtrax will be subject to a royalty to MEC. The amount of the respective royalties will be subject to agreement by the parties. Orders placed by MEC will be financed by MEC subject to agreed production schedules. The parties expect to enter into a more formal agreement to further define the relationship of the parties. At this time, the Company cannot predict whether a formal agreement will be entered into between the parties, or whether any sales will result form the aerial work platform to be developed by the parties.

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

Military Products. During 1999, the Company was awarded a Phase I research contract under the Department of Defense's Small Business Innovation Research program (SBIR) to develop an omni-directional Multiple Purpose Mobility Platform
(MP2). Under the Phase I base contract, the Company studied the application of the omni-directional technology for military use and was supervised by the Naval Air Warfare Center Aircraft Division (NAWC-AD) in Lakehurst, New Jersey. The contemplated use includes the installation of jet engines on military aircraft and the transportation of munitions and other military goods. The Company completed the Phase I base contract in 1999 and was subsequently awarded a Phase I option from NAWC-AD to further define the uses of the MP2. In July 2000, the Company was awarded a Phase II research contract under the SBIR program. Under the Phase II contract, the Company is studying the feasibility of the MP2 for military purposes, and will culminate with the construction of one or more proto-type devices. This contract (with the option) was extended twice for 6 months each past the 42-month contract time period. Contract revenues were $750,000. Through December 31, 2003 the Company has received approximately $720,000 in revenues from the Phase II contract, and completed the production design of the MP2. A completed proto-type MP2 was delivered to the US Navy during the end of the first quarter of 2004 for testing purposes. A second vehicle, an omni-directional jet engine installation machine is being constructed for the US Navy, pending receipt of additional funding from the SBIR program. The Company has been advised by the US Navy that a non-SBIR sponsor for the MP2 program must be identified before a Phase II option is exercised. A Phase III contract could be awarded without such a sponsor. Although management believes the underlying omni-directional technology for the proposed MP2 has significant potential for both commercial and military applications, the Company cannot predict whether any sales beyond the Phase II contract will result from the SBIR program.

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

Transaction with Filco GmbH.

On March 9, 2004, the Company entered into a Stock Acquisition Agreement, and Addendum, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation. In April 2003, Filco GmbH acquired substantially all of the assets of Clark Material Handling of Europe GmbH at Clark's facility located in Rheinstar Mulhiem a.d. Ruhr., Germany, excluding, however, building and land and rights to the Clark name. Filco has entered into an 18 month lease agreement with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros. Filco GmbH has been operating this plant since July 1, 2003.

The consideration for the acquisition of equity interest in Filco is the payment to Filco of approximately $1,300,000 and the issuance of stock options to Mr. Filipov to acquire 900,000 shares of common stock of the Company. Of the total amount due, $300,000 has been paid by the Company, $300,000 was due on March 15, 2004, $300,000 is due on May 2, 2004 and the balance is due on June 2, 2004. The Company has used proceeds from its private placement offering conducted during the first quarter of 2004 to pay the initial $300,000, and expects to use additional proceeds from the offering to pay the balance due under the agreement. The amounts paid to Filco will be in the form of working capital loans to Filco. After payment of the entire amount, the Company's loan and an existing loan in favor of Mr. Filipov for the same approximate amount may be converted to equity of Filco. The stock option to be issued to Mr. Filipov to acquire 900,000 shares of the Company's common stock will be exercisable at a price per share of $0.01. No more than 12.5% of the options can be exercised during any one year, and the exercise period for such annual amount is three years. Mr. Filipov also will be appointed a director of the Company and will receive an additional 100,000 shares of common stock of the Company for his role as director. The Company will be required to register with the Securities and Exchange Commission all of the shares issuable to Mr. Filipov under Form SB-2, including those underlying the described stock options. The Company can not predict whether it will raise sufficient funds to pay all amounts due under the Filco agreement. On March 9, 2004, the Company filed a Form 8-K which includes a copy of the Filco agreement and addendum, and the above description is qualified in its entirety by the terms of the agreement.

Filco has informed the Company that it will require total working capital in the amount of $5,000,000 in order for it to achieve profitable operations. This amount includes funds required to be provided to Filco by the Company under the Filco agreement described above. The Company expects to raise additional funds from the sale of its securities in order to meet its loan obligations with Filco, as well as its own working capital needs as discussed in the Management's Discussion and Analysis section below. The Company cannot guarantee that it will be able to raise sufficient funds to meet the working capital needs of Filco, as well as its own working capital needs. The Company's inability to raise sufficient capital as discussed herein may impair Filco's operations as well as its own operations.

MANUFACTURING AND SUPPLIERS.

The initial production run of the Company's lift truck is being assembled at Crane and Machinery, Inc., Bridgeview, Illinois. Crane and Machinery also has constructed the frames and overhead guards for this production run in accordance with Airtrax specifications. The parties operate under the terms of written purchase orders. Parts and assemblies for the first commercial models have being ordered and/or procured from other vendors. The initial production run will be completed upon receipt of wheels manufactured for Airtrax by The Timken Corporation and components from other suppliers. The initial run will refine the assembly line, help develop procedures, and incorporate inventory control and quality assurance. Management anticipates that the initial run of forklifts should be completed in the first half of 2004. The Company plans to create the framework for rapidly scalable production capacity at the Crane and Machinery facility, initially sized for nominal monthly production but capable of ramping up for anticipated demand before year's end. The Company also plans to manufacture the its omni-directional lift truck at the Filco GmbH facility for European and Middle Eastern sales.

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

DISTRIBUTION AND PRODUCT MARKETING.

The Company intends to establish a national and international dealer network to sell its fork-lift product line to existing equipment dealers. However, the Company may sell directly to select national and international accounts, such as Home Depot and Lowe's.

During the past two years, in anticipation of commercial production, the Company solicited interest from targeted dealers nationwide, and in certain instances, received contracts from a number of these dealers. Due to the delay in the establishing commercial production, the contracts were not fulfilled. In 2004, the Company began soliciting dealers for distribution and during the first quarter of 2004 has reached an agreement with approximately 20 dealers nationwide. Targeted dealers will consist of selected premier forklift dealers, currently selling other forklift products. The dealer network will consist of dealers who have substantial market share in the US, with a history of being able to sell and repair forklifts and/or related material handling solutions. Several of the targeted dealers are significant sized entities, having annual sales in excess of $100 million. The Company expects to provide a sales incentive to dealers through an aggressive pricing structure. Typically, a dealer will earn a commission ranging from $500 to $1,000 on the sale of a competitive forklift. The Company's pricing structure will enable the dealer to receive commissions from $3,500 to $4,000 per sale of the SIDEWINDER ATX-3000.


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

FACILITIES.

The Company maintains its administrative offices at 870B Central Avenue, Hammonton, New Jersey 08361 on premises owned by the Company's President. As of December 31, 2003, the arrangement between the parties has been rent-free. In addition, the Company maintains limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to the Company. Through December 31, 2002, the arrangement between the parties has been rent-free. Effective January 1, 2003, the Company has agreed to pay H&R Industries a rental fee of $3,000 per month and has the option to pay in cash or in the form of common stock. The arrangement is on a month to month basis.

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

COMPETITION

The Company expects to confront competition from existing products, such as standard and "very narrow aisle" forklifts, and from competing technologies. Competition with standard forklifts, which retails from $16,000 to $31,000, will be on the basis of utility, price, and reliability. The Company believes that it will compete favorably with a standard forklift for reliability, and that a purchase decision will be based upon weighing the operational advantages of the Company's products against its higher purchase price. VNA and sideloader forklifts retail at $75,000 or greater. While the Company's SIDEWINDER omni-directional lift truck cannot be considered "very narrow aisle", it can perform "narrow aisle" functions at a significantly less cost. The Company also is aware of multi-directional forklifts now being offered by other manufacturers that retail from $42,000 and higher for the standard version. These newer products have improved operational features, however, they are unable to travel in all directions, and hence are not omni-directional. These machines have to stop, turn all four wheels, and then proceed to drive in the sideward direction. Despite these improved operational features, management believes these manufacturers have adhered to older conventional methods and have added a substantial amount of parts to their forklifts to achieve improved functionality, which contrasts with the design and features of the Company's product as discussed previously herein. Therefore, to that extent, the Company believes that it maintains a competitive advantage to these newer products.

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

PATENTS AND PROPRIETARY RIGHTS.

On January 22, 2002, the Company received US patent #6,340,065 relating to its low vibrations wheels. On May 28, 2002, the Company received US patent #6,394,203 encompassing certain aspects of the omni-directional wheel with some features specific to the forklift, and in April 15, 2003 the Company received US patent #6,394,203 relating to methods for designing low-vibration wheels. The Company also has several patent applications pending relating to other aspects of its technology. The Company expects to make future patent applications relating to various other aspects of its omni-directional technology. The Company also has filed a patent application for its power module. At this time, no foreign patents have been issued for any of the Company's technology. In December 1997, the Company was awarded a patent for an omni-directional helicopter ground-handling device.

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

Item 2. Description of Property.

The Company maintains its administrative offices at 870B Central Avenue, Hammonton, New Jersey 08361 on premises owned by the Company's President. As of December 31, 2002, the arrangement between the parties has been rent-free. In addition, the Company maintains limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to the Company. As of December 31, 2002, the arrangement between the parties has been rent-free. Effective February 1, 2003, the Company has agreed to pay H&R Industries a rental fee of $3,000 per month and has the option to pay in cash or in the form of common stock. The arrangement is on a month-to-month basis.

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

Item 4. Submission of Matters to Vote of Security Holders.

On November 6, 2003, the Company mailed an Information Statement to its shareholders in connection with the adoption of a Certificate of Amendment to the Company's Certificate of Incorporation (the "Amendment") to increase of the Company's authorized common stock from 10,000,000 to 20,000,000 shares by the written consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding Common Stock, no par value, and outstanding 5% Voting Preferred Stock, no par value. On October 15, 2003, the Company's Board of Directors, approved and recommended the corporate action, and on November 4, 2003, consent of a majority of shareholders approved the corporate action.

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock has traded on the NASDAQ OTC Bulletin Board since March 6, 2000 under the symbol "AITX". Prior to such time, the Company's common stock traded on the National Quotation Bureau's "pink sheets".

The table below sets forth the high and low bid prices of the common stock of the Company as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions. There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic and highly volatile. The absence of an active market may have an effect upon the high and low priced as reported.


              2001                         Low Bid           High Bid
              ----                         -------           --------
              1st Quarter                   $1.63             $2.75
              2nd Quarter                    1.90              3.38
              3rd Quarter                    2.25              1.60
              4th Quarter                    0.65              1.90

              2002                         Low Bid           High Bid
              ----                         -------           --------
              1st Quarter                   $0.75             $3.00
              2nd Quarter                    0.75              2.00
              3rd Quarter                    0.90              2.25
              4th Quarter                    1.01              2.00

              2003                         Low Bid           High Bid
              ----                         -------           --------
              1st Quarter                   $0.80             $1.50
              2nd Quarter                    0.87              1.61
              3rd Quarter                    0.80              1.20
              4th Quarter                    0.65              1.01

As of March 15, 2004, there are 873 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception' and does not anticipate paying dividends in the future.

Equity Compensation Plan Information.

                                        Equity Compensation Plan Information
                                        ------------------------------------
                                                                                       Number of securities
                                                                                      remaining available for
                                                                                       future issuance under
                                   Number of securities to      Weighted-average        equity compensation
                                   be issued upon exercise     exercise price of         plans (excluding
                                   of outstanding options,    outstanding options,    securities reflected in
                                     warrants and rights      warrants and rights           column (a))

             Plan category                   (a)                      (b)                       (c)
       -------------------------   -----------------------    --------------------    ------------------------
       Equity compensation plans
       approved by security
       holders (1)                           -0-                      -0-                       -0-
       -------------------------   -----------------------    --------------------    ------------------------
       Equity compensation plans
       not approved by security              Not                      Not
       holders (2)                      Determinable(1)           Determinable(2)               -0-
       -------------------------   -----------------------    --------------------    ------------------------
                                             Not                      Not
                 Total                  Determinable(1)           Determinable(2)               -0-
       -------------------------   -----------------------    --------------------    ------------------------

(1). Mr. Barney Harris maintains stock options for 25,000 shares of common stock of the Company which remains under his employment agreement as Executive Vice President. The agreement expires in 2004. In addition, two employees of the Company maintain annual stock options for 25,000 during the term of their respective employment agreements. The employment agreements may be terminated by either party with 14 days prior notice, and do not contain a fixed term. Accordingly, the amount of stock options issuable to such employees in not determinable. The Company and Mr. Peter Amico, the Company's President, entered into a one year employment agreement which expired June 30, 2003. Under the agreement, Mr. Amico was entitled to a stock option to acquire 50,000 shares of common stock of the Company for a total exercise price of $0.01. The Company and Mr. Amico expect to enter into a new employment agreement which may include stock options similar to those of his expired agreement retroactive to July 1, 2003 and for periods subsequent to fiscal 2003; however, the terms of the new employment agreement has not been finalized by the parties, and is subject to approval by the Board of Directors. (2). The stock options for shares of common stock of the Company identified in (1) above are exercisable as follows; 2,500 shares are exercisable for a total consideration of $1.00, 10,000 shares are exercisable at 35% of the lowest price paid for the stock in the 30 day period preceding exercise, and 12,500 shares are exercisable at 17.5% of the lowest price paid for the stock in the 30 day period preceding exercise. The options had not been exercised as of December 31, 2003 and weighted average exercise price is not determinable.

Recent Sales of Unregistered Securities.

Through January 7, 2004, the Company received gross proceeds of $855,000 in connection with the private placement of its securities. The securities, in the form of units were sold at a $1.00 per unit, and consisted of one share of common stock and a stock purchase warrant. The warrant entitled the holder to acquire one share of common stock of the company at an exercise price of $2.50 during a three year exercise period. The offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), including Rule 506 of Regulation D promulgated under the Act. Each subscriber was an "accredited investor," each subscriber represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the share certificates issued in such transactions, and no advertisement or general solicitation was used in connection with the offering.

During the same period, the Company issued; (i) 180,000 shares of common stock to the Company's President in connection with the exercise of stock options under his employment agreement for which the Company received $25,202, (ii) 10,000 shares of common stock in connection with the exercise of stock options by a director for which the Company received $5,000, (iii) 15,700 shares of common stock in connection with services rendered in the amount of $11,783, (iv) 7,500 shares of common stock in connection with stock options granted to two employees for which the Company received $877, and 1,090,638 shares of common stock to eight consultants in exchange for consulting services rendered by each such consultant. The stock issuances were exempt from registration pursuant to
Section 3 (b) and/or 4(2) of the Securities Act of 1933, as amended, as the offering was made to less than 35 individuals.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discusses the financial results of the Company for the periods indicated.

Results of Operations

Fiscal year end 2003 compared with fiscal year end 2002.

The Company has been a development stage company for the 2003 and 2002 periods and has not engaged in full-scale operations for the periods indicated. The limited revenues for the periods have been derived from the sales of a non-omni-directional product and from contracts with the United States Navy that relate to the research and potential application of omni-directional technology for military use. The available dollar limits of contracts with the United States Navy were substantially completed during 2002, and the Company recognized limited revenues from the United States Navy contract during 2003. During 2004, the Company expects to transition from a development stage company to an operating company as it completes the initial run of its forklifts. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

Revenues for fiscal 2003 were $21,879 representing a decrease of $529,243 from revenues of $551,122 for the 2002 period. Revenues for the 2003 period were attributable to the US Navy contract. The revenue mix for 2002 consisted of; $5,686 in sales of a non omni-directional parts, $490,658 in contract revenues from the United States Navy, and $54,778 in sub-contract revenue.

Cost of sales for 2003 was $91,283 which reflects a $116,382 decrease from $207,665 in fiscal 2002. Cost of sales for 2003 consisted of entirely of salaries and material incurred in connection with the performance of the US Navy contract, while amounts for the 2002 period consisted of principally of salaries and material incurred in connection with the performance of the US Navy contract and sub-contract work, and to a lesser extent cost of equipment for non-omni-directional sales.

Operating and administrative expenses which includes administrative salaries, depreciation and overhead for the 2003 period totaled $2,199,659 which represents an increase of $1,185,253 from $1,014,406 incurred in 2002. The increase is due primarily to consulting fees paid to various third parties in the form of common stock which totaled $1,424,278, and costs related to the development of its omni-directional technology. Interest expense payable to third party suppliers totaled $43,938 for the 2003 period, representing a slight increase from $33,174 for the 2002 period. In 2003, the Company received $7,914 in other income from interest payments from Filco GmbH, which contrasts with $4,215 for the prior period. Net loss before taxes in 2003 was $2,305,087 which reflects on increase of $1,605,179 from $699,908 in net loss before taxes for the 2002 period.

In 2003, the Company recorded $210,553 as the expected sale of its net operating losses and tax credits under a New Jersey program described further in Liquidity and Capital Resources below. This amount contrasts with $59,292 recorded during 2002.

Loss attributable to shareholders for 2003 was $2,282,946 which represents an increase of $1,642,330 from $640,616 during the 2002 period. During 2003, the Company paid dividends on its preferred stock to a controlling shareholder of the Company in the amount of $80,749. No such dividends were paid in 2002. Deficit accumulated during development stage during 2003 was $2,363,695 (or a loss per share of $0.30 for common stockholders) which represents an increase of $1,723,079 from $640,616 (or a loss per share of $0.12 for common stockholders) for the 2002 period.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through the private placement of its common stock and from loans from the Company's President. During 2003 and 2002, the Company raised net of offering costs $789,000 and $396,630 from the private placement of its securities.

During 2000, the Company was approved by the State of New Jersey for its technology tax transfer program pursuant to which the Company could sell its net operating losses and research and development credits as calculated under state law. During 2003 and 2002, the Company recorded credits of $210,553 and $59,292, respectively from the sale of its losses and credits (see Note 6 to financial statements).

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising in anticipation of the rollout of its omni-directional forklift. On January 13, 2004, the Company entered into a placement agency agreement with a NASD registered broker-dealer for the private placement offering of the Company securities. The Company's securities consist of units comprised of one share of common stock and a stock warrant to purchase 50% of an additional share of common stock at a unit offering price of $0.80. The warrant is exercisable at $1.25 per share during a five-year term. The offering is being made on a best efforts basis, for a total minimum amount of $1,000,000 and a total maximum amount of $4,000,000, terminating April 26, 2004. During the first quarter of 2004, the Company received $1,213,874 net of offering costs and expenses from the offering. The offering is made pursuant to exemptions under the Securities Act of 1933, as amended. The Company expects to complete its initial production run of its SIDEWINDER Lift Truck in the second quarter of 2004. The Company expects to receive sufficient funds from the offering to complete the initial production run and to complete ANSI and UL testing, as well as special tooling costs.

The Company will require additional funds to continue its operations beyond the initial production run. These funds are in addition to the funds required by Filco GmbH as discussed above. (See "Item 1- Description of Business - Current Operations - Transactions with Filco GmbH") The Company's cash requirements for the next 12 months are projected to be $2,500,000. Of the total amount, approximately 75-90% are projected for parts and component inventory and manufacturing costs, with the balance projected as general operating expenditures, which includes overhead and salaries. The Company expects to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as it transitions from the initial production run to full-scale production. The Company intends to fund these additional cash requirements through the issuance of equity and/or debt securities which may include the offering described above. The Company cannot predict whether the Company will be successful in obtaining sufficient capital to fund its continuing operations. If the Company is unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on the Company and its business prospects.

As of December 31, 2003, the Company's working capital deficit was $77,359. Fixed assets, net of accumulated depreciation, and total assets, as of December 31, 2003, were $138,198 and $1,072,253, respectively. Current liabilities and long term liabilities, as of December 31, 2003, were $968,296 and $3,974, respectively.

Disclosure Regarding Forward Looking Statements and Cautionary Statements.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-KSB. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

NEED FOR ADDITIONAL CAPITAL FOR INTERNAL OPERATIONS. The Company will require additional capital immediately and long term to meet its ongoing operating requirements. In the future, in order to initiate full-scale production, the Company will require significant funds for inventory, manufacturing costs and for other working capital needs. The Company intends to raise the capital through a private or public financing of debt or equity. Presently, the Company has no commitment for any such funding. The Company cannot predict whether it will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The inability to obtain such financing will have a material adverse affect on the Company.

NEED OF ADDITIONAL CAPITAL FOR FILCO'S OPERATIONS. In addition to its own need of working capital, the Company also will need working capital to funds the operations of Filco GmbH. Filco has informed the Company that its working capital needs are approximately $5,000,000 until it can achieve profitable operations, which includes approximately $1,300,000 required under the Filco agreement. During the first quarter of 2004, the Company has loaned $300,000 to Filco. If the Company is unable to complete the terms of the Filco agreement and loan Filco the remaining amounts due thereunder, Filco may be unable to continue its operations and the repayment of amounts loaned to Filco by the Company may be jeopardized.

LACK OF COMMERCIAL PRODUCT. The Company has developed pilot versions of its unique, omni-directional forklift. The commercial introduction of the product is subject, however, to additional testing and component refinement. Due to the unique performance attributes of the forklift, the forklift will undergo a series of unprecedented tests relating to these attributes. Although management has performed substantially all of these tests or is otherwise confident of the performance capabilities of the forklift, final testing has not been completed. In addition, the Company's product must be sufficiently durable to withstand the day-to-day rigors of its anticipated work environment. As stated above, although the Company has conducted numerous tests, the product has not been subjected to the normal day-to-day usage typically required of forklifts. Therefore, it is conceivable that final testing, or durability issues after prolonged use, could result in component refinement or redesign, which could delay the commercial introduction or continued sale of the forklift.

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

In the future, the Company may be required to protect or enforce its patents and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These actions could put the Company's patents at risk of being invalidated or interpreted narrowly, and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against the Company. The Company cannot provide any assurance that it will have sufficient funds to vigorously prosecute any patent litigation, that it will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause the price of the Company's common stock to decline.

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

Item 7. Financial Statements.

The Financial Statements that constitute Item 7 of this Annual Report on Form 10-KSB follow Item 14 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A . Controls and Procedures.

Within the 90-day period prior to the filing of this annual report on Form 10-KSB, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Item 8B. Other Information.

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

Name                            Age              Title
----                            ---              -----
Peter Amico                     60         President and Chairman
D. Barney Harris                43         Executive Vice President and Director
John Watt Jr.                   69         Former Secretary and Former Director
Frank A. Basile, Esq.           68         Director
James Hudson                    61         Director
William Hungerville             68         Director

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

William Hungerville - Mr. Hungerville has been a director since February 2002. Since 1998, Mr. Hungerville has been retired from full time employment. From 1974 to 1998, he was the sole owner of a pension administrative service firm. Mr. Hungerville is a graduate of Boston College, and attended an MBA program at Harvard University for 2 years.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended December 31, 2003, 2002 and 2001 are set forth in the following table:

                                SUMMARY COMPENSATION
                                                     Long Term
                        Annual Compensation          Compensation Awards (5)
                        -------------------          -----------------------
Name and
Principal                Salary    Bonus    Other    Securities underlying
Position          Year     ($)      ($)      ($)     Options #
--------          ----     ----     ----    -----    ----------------
Peter Amico       2003 $ 88,462(1)  -0-    $64,000(2)          -0-
Chairman and      2002 $ 84,135(1)  -0-    $52,399(2)          -0-
President         2001 $ 75,000     -0-    $51,399             -0-

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

The Company and Mr. Amico were parties to an employment agreements governing Mr. Amico's employment with the Company for a one year period terminating June 30, 2003, under which Mr. Amico received annual stock options not to exceed 50,000 shares of common stock of the Company (see "Employment Agreements" below"). The Company and Mr. Amico expect to enter into a new employment agreement which may include stock options similar to those of his expired agreement retroactive to July 1, 2003 and for periods subsequent to fiscal 2003; however, the terms of the new employment agreement has not been finalized by the parties, and will be subject to approval by the Board of Directors.

Employment Agreements.

The Company and Peter Amico have entered into written employment agreements for Mr. Amico's role as President of the Company. The parties entered into an agreement covering the period from April 1997 to June 30, 2002 ("Original Employment Agreement"). Effective July 1, 2002, the parties entered into a second employment agreement for a one year term ("Second Employment Agreement").

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
President and
Chairman

(1). Pursuant to his employment agreements, Mr. Amico had outstanding options to `acquire a total of 180,000 shares of common stock of the Company. Of these options, 20,000 shares are exercisable at a total price of $2.00, 50,000 shares are exercisable at $0.315 per share, 60,000 shares are exercisable at a price of $0.1575 per share, and 50,000 shares were exercised at a total price of $0.01. On February 12, 2003, Mr. Amico exercised all of his options in exchange for the payment of $25,202. The fair market value of the underlying common stock is $1.26, the closing price of $1.26 on the exercise date of February 12, 2003.

Compensation of Directors.

The Company's directors are compensated at the rate of $250 per meeting and are reimbursed for expenses incurred by them in connection with the Company's business. During 2002 and 2001, each director, other than Mr. Amico, received an annual stock option to purchase 5,000 shares of common stock exercisable at $0.50 per share. During 2003, each director received a stock grant of 10,000 shares of the Company's common stock. The Company has not implemented a stock grant or stock option plan for its board of directors for 2004, however it expects to do so, the terms of which have not been established.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table identifies as of March 15, 2004 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of its common stock and Preferred Stock of the Company:

                                                  Percentage of  Percentage of
                  Common Stock     Preferred      Common Stock   Preferred Stock
                  Beneficially     Voting Stock   Beneficially   Beneficially
Name(1)           Owned(2)         Rights(3)      Owned(2)       Owned(3)
------            -------------    ------------   -------------  --------------
Arcon Corp.        1,734,210(4)    2,750,000(5)       19.5%         100%

Peter Amico
President and
Chairman           2,014,210(6)    2,750,000(5)       22.7%         100%

D. Barney Harris     191,301(7)        -0-             2.2          -0-
Vice President and
Director

John Watt Jr.        151,200(8)        -0-             1.7%         -0-
Secretary and
Director

Frank Basile         137,046(9)        -0-             1.5%         -0-
Director

James Hudson          75,800(10)       -0-              <1%         -0-
Director

William Hungerville  157,650(11)       -0-             1.8%         -0-

All directors      2,727,207(12)   2,750,000          30.7%         100%
and executive
officers as a
group (6 persons)
--------------------------------------------------------------------------------

(1). The address of each beneficial owner is the address of the Company.
(2). Based on 8,876,552 shares of common stock outstanding as of March 15, 2004, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.
(3). Based upon 275,000 outstanding shares of preferred stock after giving effect to the 10 for 1 voting rights.
(4). Represents 1,580,623 shares held by Arcon Corp., a corporation wholly owned by Mr. Amico ("Arcon"), and 153,587 shares of common stock held by a third party as collateral for a loan, however, excludes common stock that may be issued to Arcon as a dividend on the preferred stock (See "Item 12. Certain Relationships and Related Transactions").
(5). Represents shares held by Arcon.
(6). Represents 1,734,210 shares of common stock held by Arcon. as stated in footnote (4) above, and 280,000 shares of common stock held individually by Mr. Amico.
(7). Represents 161,301 shares of common stock held individually, 25,000 shares of common stock issuable under his employment agreement, and 5,000 shares of common stock issuable upon exercise of director's options for 2002 .
(8). Represents 51,200 shares of common stock held individually, and 100,000 shares held jointly with his spouse. Mr. Watt resigned as an officer and director of the Company on December 11, 2003.
(9). Represents 100,000 shares held individually, 15,000 shares of common stock issuable upon exercise under director's options for 2002 and 2001, 12,046 shares held by an affiliate, and 10,000 shares held by his spouse. The amount excludes shares of common stock of the Company's that may be granted to directors during 2004.
(10). Represents 31,300 shares of common stock held individually, and 44,500 shares of common stock held by an affiliate. The amount excludes shares of common stock of the Company's that may be granted to directors during 2004.
(11). Represents 146,950 shares of common stock held individually, 700 shares held by his spouse and 10,000 shares held by a family trust. The amount excludes shares of common stock of the Company's that may be granted to directors during 2004.
(12). Includes (4),(6),(7),(8),(9), (10) and (11).

Item 12. Certain Relationships and Related Transactions.

Arcon Cop., a corporation wholly owned by the Company's chairman and president, owns 275,000 shares of preferred stock of the Company. Each share of Preferred Stock is entitled to 10 voting rights on all matters on which shareholders are entitled to vote. The preferred stock has a stated value per share of $5.00 and an annual dividend per share equal to 5% of the stated value. The annual cash dividend is $68,750. Dividends are cumulative and the holder has a right during any quarter to waive any cash dividend and receive the dividend in the form of common stock at a price per share equal to 30% of the lowest private offering or trading price of the common stock. The preferred stock is not convertible into common stock, however, has a preference over common stockholders upon liquidation equal to the stated value per share. For the fiscal 2001 dividend, Arcon received 246,731 shares of common stock of the Company in lieu of the cash dividend. For fiscal 2002 dividend, Arcon received a cash dividend of $17,187.50, and will receive 221,892 shares of common stock of the Company in lieu of the cash payment for the balance of the dividend. For the fiscal 2003 dividend, Arcon received a cash dividend of $28,646 and expects to receive an additional $34,375 in cash dividends and 19,097 shares of common stock in lieu of the cash payment of the dividend.

Arcon Corp. and the Company's President have made loans from time to time to the Company in varying amounts. As of December 31, 2003, a loan in favor of the Company's President in the amount of $80,995 is outstanding. The loan is due on demand and bears interest at 12%. In July 2000, Arcon Corp. purchased 33,334 shares of common stock at a price per share of $1.50 for a total consideration of $50,001.

Mrs. Patricia Amico, the wife of the Company's President, performed services to the Company during 2003, 2002, and 2001 for which she received $11,579, $9,930, and $9,126, respectively.

Mr. Frank Basile, a director of the Company, is a partner of a law firm that performed legal services to the Company during fiscal 2003, 2002 and 2001. The billing amount for such services for each year was less than $10,000.

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

During June 2002, the Company entered into four separate consulting agreements with third parties. The Company entered into a one year consulting agreement with third party to provide financial consulting services to the Company. Pursuant to the agreement, the Company issued 75,000 shares of common stock, and agreed to pay the consultant the sum of $5,000 a month during the term. The stated monthly fee can be paid in the form of common stock of the Company. The Company entered into a consulting agreement with an individual to provide web-site development and to develop corporate and product promotional videos and CD-Roms, and issued 70,000 shares of common stock to the consultant in exchange for such services. The Company entered into a consultant agreement with a third party to provide financial public relations services. The Company issued the consultant 100,000 shares of common stock and an option to purchase 100,000 shares of common stock at $3.00 per share during a two year term. Finally, the Company entered into a consulting agreement with a third party to introduce the Company's product to foreign markets, and issued 50,000 shares of common stock in exchange for such services.

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

On October 6, 2003, the Company entered into a consulting agreement with American Machinery Export, L.L.C. Under the agreement, American Machinery will endeavor to provide a contract from an entity representing the Republic of Vietnam to purchase forklifts from the Company for an initial order of not less than $12,000,000. The purchase contract must be guaranteed by an irrevocable letter of credit issued, by a correspondent bank of Chase Manhattan Bank of New York and on terms satisfactory to the Company. The Company issued the consultant 165,000 shares of common stock, and agreed to issue the consultant, 165,000 shares of common stock upon delivery of a contract acceptable to the Company, and 500,000 shares of common stock upon delivery of a letter of credit acceptable to the Company. If the consultant fails to deliver the purchase contract by February 6, 2004, the 165,000 shares of common stock must be returned to the Company or a cash equivalent paid to the Company. The Company has agreed to file a Registration Statement with the Securities and Exchange Commission under Form SB-2 within 60 days from receiving the purchase contract to register the common stock issuable under the consulting agreement. American Machinery Export LLC has agreed that it will not sell any registered stock until 30 days after effectiveness of the registration statement, and can sell no more than 20% of total amount per month thereafter. There are no sale restrictions if the Company's common stock is above $2.00 per share. The Company intends, assuming the shares are earned, to include the American Machinery shares in the registration statement to be filed for the securities in this Offering.

During fiscal 2003, the Company received $845,000 in connection with the private placement of its securities. (See "Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters").

On March 9, 2004, the Company entered into a Stock Acquisition Agreement, and Addendum, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation (See "Item 1. Description of Business - Transactions with Filco GmbH").

Item 13. Exhibits and reports on Form 8-K.
(a)(1). Exhibits

EXHIBIT INDEX

3.1. Certificate of Incorporation of Airtrax, Inc. dated April 11, 1997. (Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).

3.2. Certificate of Amendment to Certificate of Incorporation of Airtrax, Inc. dated November 11, 1999. (Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).

3.3. Certificate of Correction of the Company dated April 30, 2000 (Filed as an exhibit to Company's Form 8-K filed with the Securities and Exchange Commission on November 17, 1999).

3.4. Certificate of Amendment of Certificate of Incorporation dated March 19, 2001 (Filed as an exhibit to Company's Form 8-K filed with the Securities and Exchange Commission on November 17, 1999).

3.5. Amended and Restated By-Laws of the Company. (Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).

10.1 Agreement and Plan of Merger by and between MAS Acquisition IX Corp. and Airtrax, Inc. dated November 5, 1999. (Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on January 13, 2000).

10.2. Employment agreement dated April 1, 1997 by and between the Company and Peter Amico. (Filed as an exhibit to the Company's Form 8-K/A filed with the Securities and Exchange Commission on January 13, 2000).

10.3. Employment agreement dated July 12, 1999, by and between the Company and
D. Barney Harris. (Filed as an exhibit to the Company's Form 8-K/A filed with the Securities and Exchange Commission on November 19, 1999).

10.4. Consulting Agreement by and between MAS Financial Corp. and Airtrax, Inc. dated October 26, 1999. (Filed as Exhibit 99(i) to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).

10.5. Employment Agreement effective July 1, 2002 by and between the Company and Peter Amico (filed as an exhibit to the Company's Form 10-KSB for the period ended December 31, 2002) 10.6 Agreement dated July 15, 2002 by and between the Company and Swingbridge Capital LLC and Brian Klanica. (Filed as an exhibit to the Company's Form 8-K filed on August 7, 2002).

10.7 Agreement dated March 9, 2004 by and between Airtrax, Inc., and Fil Filipov and Addendum dated March 9, by and between Airtrax, Inc. and Fil Filipov. (Filed as an exhibit to the Company's Form 8-K filed on March 9, 2004).

10.8 Product Development, Sales and Manufacturing Representation Agreement dated March 13, 2004 by and between Airtrax, Inc., and MEC Aerial Platform Sales Corporation. (Filed as an exhibit to the Company's Form 8-K filed on March 15, 2004).

10.9 General Sales Contract and Amendment dated March 10, 2004 by and between Airtrax, Inc with Incomex Saigon. (Filed as an exhibit to the Company's Form 8-K filed on March 22, 2004).

31.1 Chief Executive Officer and Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b). Reports on Form 8-K.
None

Item 14. Principal Accountant Fees and Services.

1.  Audit Fees for 2003 were $19,307, and in 2002 were $21,494.
2.  Audit Related Fees for both 2003 and 2002 were $0. -
3.  Tax Fees for 2003 were $745 and in 2002 were $710.
4.  All Other Fees for both 2003 and 2002 were $0.
5. N/A
6. The percentage of hours principal accountants engagement to audit the financial statements of the Company for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time permanent employees was not greater than 50%.

                                  AIRTRAX, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003





                                    CONTENTS
                                    --------

                                                                Page

Accountant's Audit Report.........................................22

Balance Sheet.....................................................23

Statements of Operations and Deficit Accumulated
During Development Stage..........................................24

Statements of Changes in Stockholder's Equity.....................25

Statements of Cash Flows..........................................26

Notes to Financial Statements.....................................27

                                ROBERT G. JEFFREY
                           CERTIFIED PUBLIC ACCOUNTANT
                                61 BERDAN AVENUE
                             WAYNE, NEW JERSEY 07470




LICENSED TO PRACTICE                               TEL:  973-628-0022
IN NEW YORK AND NEW JERSEY                         FAX:  973-696-9002
MEMBER OF AICPA                                    E-MAIL:  rgjcpa@optonline.net
PRIVATE COMPANIES PRACTICE SECTION



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
AirTrax, Inc.

I have audited the accompanying balance sheet of AirTrax, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations and deficit accumulated during development stage, changes in stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002, and for the period from May 19, 1997 (inception) to December 31, 2003. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirTrax, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the period from May 19, 1997 (inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.



Robert G. Jeffrey
Certified Public Accountant

Wayne, New Jersey
March 29, 2004, except for Notes 10, 11, and 12, which is May 14, 2004

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003


                                     ASSETS

Current Assets
         Cash                                                   $    37,388
         Inventory                                                  384,754
         Prepaid expenses                                           267,790
         Deferred tax asset                                         201,005
                                                                ------------
                  Total current assets                              890,937

Fixed Assets
         Office furniture and equipment                              75,652
         Automotive equipment                                        21,221
         Shop equipment                                              22,155
         Casts and tooling                                          173,639
                                                                ------------
                                                                    292,667
         Less, accumulated depreciation                             154,469
                                                                ------------
                  Net fixed assets                                  138,198

Other Assets
         Patents - net                                               43,053
         Utility deposits                                                65
                                                                ------------
                  Total other assets                                 43,118
                                                                ------------
              TOTAL ASSETS                                      $ 1,072,253
                                                                ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                       $   475,951
         Payroll taxes and other accrued liabilities                279,878
         Shareholder deposits for stock                             130,000
         Current portion of note payable                              1,572
         Stockholder notes payable                                   80,895
                                                                ------------
                  Total current liabilities                     $   968,296

Long Term Liabilities
         Long term portion of note payable                            3,974
                                                                ------------
             TOTAL LIABILITIES                                      972,270

Stockholders' Equity
         Common stock - authorized, 20,000,000 shares without
            par value; 8,696,552 issued and outstanding           6,098,141
         Preferred stock - authorized, 500,000 shares without
            par value; 275,000 issued and outstanding                12,950
         Deficit accumulated during the development stage        (5,804,156)
         Deficit prior to development stage                        (206,952)
                                                                ------------
                  Total stockholders' equity                         99,983

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                $ 1,072,253
                                                                ------------
   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS and DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                 For the Years Ended December 31, 2003 and 2002


                                                                                      May 19, 1997
                                                                                (Date of Inception)
                                                   YEAR 2003       YEAR 2002   to December 31, 2003
                                                  ----------     -----------   --------------------
SALES                                             $   21,879     $   551,122            $ 1,023,123

COST OF GOODS SOLD                                    91,283         207,665                470,371
                                                  -----------    ------------           ------------
                  Gross Profit (Loss)                (69,404)        343,457                552,752

OPERATING AND ADMINISTRATIVE EXPENSES              2,199,659       1,014,406              6,306,591
                                                  -----------    ------------           ------------
OPERATING LOSS                                    (2,269,063)       (670,949)            (5,753,839)

OTHER INCOME AND (EXPENSE)
         Interest expense                            (43,938)        (33,174)              (144,170)
         Other income                                  7,914           4,215                 75,315
                                                  -----------    ------------           ------------
NET LOSS BEFORE INCOME TAXES                      (2,305,087)       (699,908)            (5,822,694)
                                                  -----------    ------------           ------------
INCOME TAX BENEFIT (STATE):
         Current                                     210,553          59,292                210,553
         Prior years                                       -               -                307,766
                                                  -----------    ------------           ------------
                  Total Benefit                      210,553          59,292                518,319
                                                  -----------    ------------           ------------
NET LOSS BEFORE DIVIDENDS                         (2,094,534)       (640,616)            (5,304,375)

DEEMED DIVIDENDS ON PREFERRED STOCK                  188,412               -                188,412

NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                                  (2,282,946)       (640,616)            (5,492,787)

PREFERRED STOCK DIVIDENDS DURING
         DEVELOPMENT STAGE                           (80,749)              -               (311,369)
                                                  -----------    ------------           ------------
DEFICIT ACCUMULATED                              $(2,363,695)    $  (640,616)           $(5,804,156)



EARNINGS PER SHARE:
NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                                 $ 2,282,946     $   640,616
                                                  -----------    ------------
ADJUSTMENT FOR PREFERRED STOCK
    DIVIDENDS ACCUMULATED BUT UNPAID                  68,750          68,750
                                                  -----------    ------------
LOSS ALLOWABLE TO COMMON SHAREHOLDRS             $ 2,351,696     $   709,366
                                                  -----------    ------------

NET LOSS PER SHARE - Basic and Diluted                 $(.30)          $(.12)
                                                  -----------    ------------
WEIGHTED AVERAGE SHARES OUTSTANDING                7,818,400       5,767,347
                                                  -----------    ------------


   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the Year Ended December 30, 2003


                                     COMMON           PREFERRED          DEFICIT ACCUMULATED      DEFICIT PRIOR
                                      STOCK             STOCK                  DURING                 TO
                                 Shares     Amount    Shares   Amount      DEVELOPMENT STAGE     DEVELOPMENT STAGE       TOTAL
                              ---------- ----------- --------  --------    --------------          ----------        -----------
Balance, December 31, 2001    5,431,237  $2,852,895  275,000   $12,950       $(2,799,845)          $(206,952)        $ (140,952)

Sales of stock under
    Regulation D offering       392.834     396,630                                                                     396,630

Shares issued for services      423,659     413,899                                                                     413,899

Net loss for period                                                             (640,616)                              (640,616)
                              ---------- ----------- --------  --------    --------------          ----------        -----------

Balance, December 31, 2002    6,247,730   3,663,424  275,000    12,950        (3,440,461)           (206,952)            28,961

Adjustment                      (21,912)

Sales of stock under
    Regulation D offering       715,000     659,000                                                                     659,000

Shares issued for services    1,509,003   1,506,556                                                                   1,506,556

Shares in lieu of preferred
    Dividends                   246,731     269,161                              (80,749)                               188,412

Net loss for the period                                                       (2,282,946)                            (2,282,946)

                              ---------- ----------- --------  --------    --------------          ----------        -----------
Balance, December 31, 2003    8,696,552  $6,098,141  275,000   $12,950       $(5,804,156)          $(206,952)        $   99,983
                              ---------- ----------- --------  --------    --------------          ----------        -----------

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002

                                                                                            May 19, 1997
                                                                                        (Date of  Inception)
                                                          Year 2003         Year 2002    to December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                $(2,282,946)      $(640,616)        $(5,492,787)
Adjustments to reconcile net income to net cash
   consumed by operating activities:
        Charges not requiring the outlay of cash:
         Depreciation and amortization                       36,214          31,071             200,690
         Value of common stock issued for services        1,424,278         413,899           2,014,725
         Deemed dividends on preferred stock                188,412                             188,412
         Interest accrued on shareholder loan                11,478           2,800              17,075
         (Increase) decrease in accrual of deferred
             tax benefit                                   (150,262)         19,043            (201,005)
        Changes in current assets and liabilities:
         Decrease (increase) in inventory                  (197,914)         46,410            (384,754)
         (Increase) decrease in accounts receivable          50,936         (30,101)                  -
         Increase (decrease) in accounts payable
            and accrued liabilities                         214,014        (107,294)            693,904
         Increase in prepaid expense                              -        (139,954)           (146,957)
                                                        ------------    ------------         ------------
                  Net Cash Consumed By
                       Operating Activities                (705,790)       (404,742)         (3,110,697)
                                                        ------------    ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                   (90,045)        (36,883)           (298,978)
Additions to patent cost                                     (9,385)              -             (76,992)
                                                        ------------    ------------         ------------
                  Net Cash Consumed By
                        Investing Activities                (99,430)        (36,883)           (375,970)
                                                        ------------    ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of common stock sales                          789,000         396,630           3,469,508
Proceeds of option exercises                                  5,900           2,500               8,400
Proceeds of sales of preferred stock                              -               -              12,950
Proceeds (repayment) of stockholder loans                    (3,298)         61,506              87,125
Preferred stock dividends paid in cash                            -               -             (53,503)
Partial repayment of equipment note                            (425)                               (425)

                  Net Cash Provided By
                      Financing Activities                  791,177         460,636           3,524,055

                  Net Increase (Decrease) In Cash           (14,043)         19,011              37,388
         Balance at beginning of period                      51,431          32,420                   -
                                                        ------------    ------------         ------------
         Balance at end of period                       $    37,388       $  51,431         $    37,388
                                                        ------------    ------------         ------------

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

Basis of Presentation
The Company has incurred losses from inception to December 31, 2003 of $5,304,375. Activities have been financed primarily through private placements of equity securities. The Company may need to raise additional capital through the issuance of debt or equity securities to fund its operations.

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

Stock Options

Stock options are occasionally awarded to employees, directors and outside parties as compensation for services. Such awards are immediately exercisable. They are accounted for by changing income in the year of grant with the excess of the fair market value of the underlying stock at the date of grant over the exercise price.

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

2.       RELATED PARTY TRANSACTIONS

The majority shareholder corporation and the Company president make loans to the Company from time to time. The related notes accrue interest at 12% and are due on demand. The combined unpaid balance of principal and interest on these notes was $80,885 at December 31, 2003, including interest accrued on these notes of $11,478.

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

Since June 1999, the Company has made its headquarters in premises owned by the Company president, which to date has been rent-free.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


3.       PRIVATE PLACEMENT OFFERINGS

The Company conducted private placement offerings during 2003 and 2002. These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. A total of 845,000 shares of common stock was sold under the offerings during 2003, and 392,834 shares were issued during 2002. These sales resulted in net proceeds of $789,000 and $396,630, respectively. The 2003 offerings were for units, with each unit comprised of one share of common stock and one warrant to purchase one share of common stock at a price of $2.50 per share; the warrants expire three years from date of issuance. Of the shares sold during 2003, 130,000 had not been issued as of December 31, 2003; these were issued during 2004. There were 845,000 warrants outstanding at December 31, 2003.

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

During the year 2003 unpaid preferred dividends that had accumulated during the years 2000 and 200, totaling $80,749, were paid through the issuance of 246,731 shares of common stock. Additional dividends of $68,750 accrued during each of the years 2002 and 2003, and remained unpaid at December 31, 2003. The majority shareholder had the right at December 31, 2003 to acquire 557,861 shares of common stock as accrued and unpaid dividends under the features of the preferred stock issue. A partial payment was made on these unpaid dividends in March 2004 by a cash payment of $45,833.

A deemed dividend in the amount of $188,412 was charged to operations during 2003. This deemed dividend is the excess of the fair market value of the 246,731 shares issued in satisfaction of dividends on the preferred stock over the discounted amount at which they are issued. This deemed dividend was added to paid in capital.

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


6.       INCOME TAXES

The Company has experienced losses each year since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. At December 31, 2003, the Company had NOL carryforwards of $5,606,154 available for Federal taxes and $2,233,386 for New Jersey taxes. The potential tax benefit of the state NOL's has been recognized on the books of the Company; the potential benefit of the Federal NOL's has been offset by a valuation allowance. If not used, these Federal carryforwards will expire as follows:

                  2011     $  206,952
                  2012        129,092
                  2018        486,799
                  2019        682,589
                  2020        501,169
                  2021        775,403
                  2022        590,764
                  2023      2,233,386


During the year 2003, the Company realized $60,291 from the sale, as permitted by New Jersey law, of its rights to use the New Jersey NOL'S and research and development credits that had accrued during 2002. These potential New Jersey offsets for periods prior to 2003 are, thus, no longer available to the Company.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

                                     Current        Non-current        Total
             Deferred Tax Assets     $892,015      $1,146,741      $2,038,756
             Valuation Allowance      691,010       1,146,741       1,837,751
             Balance Recognized      $201,005      $        -      $  201,005

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


7.       RENTALS UNDER OPERATING LEASES

Office equipment was leased under an operating lease that was fully paid during 2002. At present, the Company is not obligated under any operating lease.

Rent expense amounted to $36,000 in 2003 and $6,000 in 2002.

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

There were no noncash investing activities during either 2003 or 2002. The following noncash financing activities occurred:

     a. Shares of common stock were issued for services during 2003 and 2002; these totaled 1,509,003 and 423,659 shares, respectively.

     b. Shareholder notes payable was reduced by $25,202 as compensation for the exercise by the Company president of options to purchase 180,000 shares of common stock.

     c.   Equipment of $5,971 was purchased by the issuance of a note.

     d. Preferred dividends totaling $80,749 were satisfied by the issuance of 246,731 shares of common stock.

9.       WARRANTS AND OPTIONS

Note 10 describes several circumstances in which rights to purchase common stock have been issued. At March 29, 2004 outstanding options and warrants to purchase Company common stock totaled 215,000 and 1,998,750, respectively.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


10.      CONTINGENCIES

The Company had employment agreements during 2003 with its president and three employees. The president's contract, which expired June 30, 2003, provided in part for options permitting the president to acquire up to 50,000 shares of common stock per year, with portions of these options accumulating if not exercised. Options for 180,000 shares which had accumulated through 2003 from grants of previous years were exercised during 2003, generating proceeds to the Company of $25,202.

Contracts with the three employees provide in part for options permitting the acquisition of up to 25,000 shares per year. One employee, who was also a director, exercised these options during 2002; another employee exercised options for 2,500 shares during 2002. Two employees exercised options for 7,500 shares during 2003. At December 31, 2003, there were options for 115,000 shares outstanding.

During January 2004, the Company entered into an agreement with an NASD registered broker dealer to raise additional capital through a private placement offering. The offering consists of units, with each unit comprised of one share of common stock and a warrant to purchase 50% of an additional share at an exercise price of $.80. These warrants have a five-year term. Through March 29, 2004, there had been two closings on this offering, with 1,831,250 units issued yielding net proceeds of $1,213,874. At least one additional closing is expected. The Company agreed, as part of the fee of the placement agent, to sell additional warrants to the placement agent equal to 10% of the units sold, at a price of $.01 per warrant. These warrants would allow the agent to purchase common stock during a five-year term at $1.25 per share.

On March 9, 2004, the Company reached an agreement in principal, subject to certain closing conditions, with Fil Filipov to acquire 51% of the capital stock of FiLCO GmbH, a German manufacturer of fork trucks with a manufacturing facility in Mulheim, Germany (FiLCO). As partial consideration for this acquisition, the Company agreed to lend approximately $1,220,000 to FiLCO, to be advanced in monthly installments through June 2, 2004. If the Company lends the entire amount to FiLCO, the Company and FiLCO's sole shareholder have agreed to convert all existing loans to FiLCO capital. Through March 29, 2004, loans totaling $500,000 had been made to FiLCO by the Company and loans totaling 1,225,000 Euros had been made to FiLCO by it's sole shareholder. As additional consideration for this FiLCO stock purchase, the Company agreed to pay the seller 12,750 Euros and to issue to the seller 900,000 warrants to purchase Company stock; these warrants would be exercisable at $.01 per share. The Company also agreed to appoint the seller of the FiLCO stock as a director of the Company and grant him options to purchase 100,000 shares of Company stock at a price of $.01. Additionally, the Company agreed to advance funds, if needed, to FiLCO to provide for its working capital needs. Any advances made under the latter provision would be collateralized by the remaining 49% of FiLCO stock and would be repaid only from dividends paid on that 49% stock. As of March 29, 2004, the Company had not paid the 12,750 Euros to the sole shareholder and had not issued the warrants to purchase 900,000 shares of Company common stock.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



10.      CONTINGENCIES (CONTINUED)

The Company also agreed to make available to the management of FiLCO 100,000 shares of Company common stock and options to purchase another 100,000 shares.

During May 2002, the Company signed an agreement with a broker-dealer to provide investment banking and financial advisory services, which included the raising of funds. Under the agreement, the broker-dealer was entitled to receive stock warrants which if exercised would produce 450,000 shares of common stock of the Company during a four year term at an exercise price of approximately $1.75 per share. A dispute arose between the parties regarding the agreement and its performance. The Company has asserted that the broker-dealer induced the Company to enter into the agreement through material misstatements and has not otherwise performed its services under the agreement. The Company believes the broker-dealer is not entitled to the stated compensation, and has not issued the stock warrants.

11.      SUBSEQUENT EVENTS

On May 14, 2004, a final closing occurred of the private placement referred to in Note 10. The Company raised an additional $2,880,100 and issued 3.6 million shares of common stock and 1.8 million warrants with and exercise price of $1.25.

12.      RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position, or cash flows.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Airtrax, Inc.



/s/ Peter Amico                                          January 28, 2005
---------------
Peter Amico                                                     Date
Chairman, Principal Financial Officer and
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Peter Amico                                            January 28, 2005
---------------
Peter Amico                                                      Date
Director

/s/ D. Barney Harris                                       January 28, 2005
--------------------
D. Barney Harris                                                  Date
Director

James Hudson                                               January 28, 2005
Director
                                                                 Date

Frank Basile                                               January 28, 2005
Director
                                                                 Date

/s/ William Hungerville                                    January 28, 2005
-----------------------
William Hungerville                                               Date
Director


/s/ Fil Filipov                                            January 28, 2005
---------------
Fil Filipov                                                       Date
Director