Form 10KSB
period 2004-12-31
AIRTRAX INC
filed 2005-04-15
CIK 1081372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED December 31, 2004

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                                    001-16237
                             Commission File Number

                                  AIRTRAX, INC.
                                 --------------
                 (Name of small business issuer in its charter)


        New Jersey                                               22-3506376
        ----------                                               ----------
State or other jurisdiction                                     IRS Employer
      of incorporation                                       Identification No.

                870B Central Avenue, Hammonton, New Jersey 08037
                    (Address of principal executive offices)

                    Issuer's telephone number: (609) 567-7800

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

State the registrant's revenues for its most recent fiscal year: $0 for the year ended December 31, 2004.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $94,474 as of March 24, 2005.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2005, the registrant had 21,256,215 shares of common stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

Transitional Small Business Disclosure Format (check one): Yes [_]   No [X]

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . .  3

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . 10

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 4.   Submission of Matter to Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . 10

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . 13

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . F-1 to F-16

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . 20

Item 8A.  Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . 20

Item 8B.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .  20

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act  . . . . . . . . 20

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 21

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters . . . . . . . . . . . . . . . . .  24

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . 25

Item 13.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . 27

          Signatures and Certifications. . . . . . . . . . . . . . . . . . . 28

                                     PART I


NOTE REGARDING FORWARD LOOKING INFORMATION


Various statements in this Form 10-KSB and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "could," "currently envision," "estimate," "expect," "intend," "may," "project," "seeks," "we believe," "will," and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by those forward-looking statements.


These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the facts described in "Risk Factors." We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-KSB will, in fact, transpire.


Our fiscal year ends on December 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.


ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

Since 1995, substantially all of our resources and operations have directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Omni-directional technology creates vehicles which can travel in any direction. Our Omni-directional vehicles are controlled with a joystick. The vehicle will travel in the direction the joystick is pushed. If the operator pushes the joystick sideways the vehicle will travel sideways. If the operator were to twist the joystick, the vehicle will travel in circles. Our omni-directional vehicles have one motor and one motor controller for each wheel. The omni-directional movement is caused by coordinating the speed and direction of each motor with joystick inputs. Such joystick movements are first routed to a micro-processor, from the micro-processor to the motor controllers, and finally to the motor. Many of the components, including the unique shaped wheels, motors, and frames, have been specially designed by us and specially manufactured. Four pilot models of the commercial omni-directional lift truck are currently operational.

We have commenced and are near completion of getting the parts together for our initial production run consisting of 10 units of our Sidewinder ATX-3000 Omni-Directional Lift Truck. Substantially all of the parts including frames, motors, controllers, and micro-processors have been ordered and received by us, and are partially assembled. The initial production run will be completed upon receipt of wheels and other components from suppliers which is expected in the first quarter of 2005. Unit assembly is undertaken by us at the H&R Industries facility at 100 Park Avenue, Warminster, PA 18974. UL and final ANSI testing is expected to be completed from 30 to 90 days from production completion. Following required testing, we expect to sell these units to select dealers in the United States. We have received orders for our initial run production run of 10 units.

We have incurred losses and experienced negative operating cash flow since our formation. For the years ended December 31, 2004 and 2003, we had a net loss of $(2,272,200) and $(2,282,946), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

Our principal executive offices are located at 870B Central Avenue, Hammonton, NJ 08037 and our telephone number is (609) 567-7800. We are incorporated in the State of New Jersey.

OMNI-DIRECTIONAL TECHNOLOGY


Prior History


Omni directional vehicle technology has been the subject of research and development by universities, the Department of Defense, and industry for over 25 years. A Swedish inventor patented an early stage omni-directional wheel. Thereafter, the technology was purchased by the United States Navy and was advanced at the Naval Surface Warfare Center. The US Navy held the patent until its expiration in 1990. In 1996, the Navy transferred this technology to us for commercialization through a Cooperative Research and Development Agreement (CRADA).


Technology Description


Since the technology transfer under the CRADA agreement, we have examined and redesigned many aspects of the system for use in various applications including forklifts and other material handling equipment. In this regard, we refined control software and hardware, and tested a variety of drive component features on our pilot omni directional lift trucks and scissor-lifts. Extensive demonstrations of prototype vehicles for commercial and military users in combination with market research enabled us to direct our initial development efforts towards the material handling products, offering the best probability for successful market entry.


Our management designed other aspects of our machine to complement the unique functionality of our omni-directional technology. In so doing, we achieved a virtually maintenance free unit which allows the operator free and unrestricted movement during operation. Each vehicle is powered with AC motors eliminating brushes and commutators of conventional DC motors. The AC motors also are lubricated for life thereby eliminating the need for additional greasing and fittings. The transmission uses a synthetic lubricant, and is sealed for life. The joystick controls all vehicle movement; therefore conventional drive trains, steering racks, hydraulic valve levers, and foot petals for braking and acceleration are all non-existent.


On a four-wheel omni-directional vehicle employing our technology, each wheel has a separate electric motor, making the vehicle capable of traveling in any direction. The motion of the vehicle is controlled by coordinating all four wheels through a microprocessor that receives input from an operator-controlled joystick. The joystick controls all vehicle movement (starting, steering, and stopping). The framework of our omni-directional lift truck consists primarily of a steel frame mobilized with four omni-directional wheels. The AC electric motor for each wheel turns its own wheel hub. Each wheel hub is encircled with multiple tapered rollers that are offset 45 degrees. The tapered rollers, covered with polyurethane, are extremely durable. By independently controlling the forward or rearward rotation of each wheel, the vehicle has the capability of traveling in any direction. The technology allows the vehicle to move forward, laterally, diagonally, or completely rotate within its own footprint, thereby allowing it to move into confined spaces without difficulty. The navigational options of an omni-directional vehicle are virtually limitless. The omni-directional wheel can be manufactured in different sizes depending upon the application. For instance, our management believes the wheel can be used on miniature vehicles or massive load-carrying vehicles.


EXISTING AND PROPOSED PRODUCTS

Sidewinder Omni-Directional Lift Truck. We anticipate that our Sidewinder Omni-Directional lift truck will be available with rated lift capacities ranging from 3000 pounds and higher. Our SIDEWINDER ATX-3000 Omni-Directional lift truck, which is our 3,000-pound model, features our revolutionary omni-directional technology. Conventional steering racks and foot petals are non-existent allowing impediment free ingress and egress. This lift truck will deliver unequaled maneuverability providing significantly improved operating efficiencies in the materials handling industry. The dealer price is expected to retail at prices similar to or slightly higher than high-end, comparably sized standard forklifts. The "street prices" of similar rated, standard (non-omni-directional) forklifts range from $16,000 to $31,000 per unit. Other specialty forklifts, that are multi-directional sell for $42,000 and greater, and vehicles considered very narrow aisle (VNA), are priced from $75,000 and higher per unit. We believe that, due to its unique features, the omni-directional lift truck will support a price slightly higher than the average selling price of a conventional forklift.

Airtrax Conventional Forklift. In the event of the successful acquisition of Filco GmbH, we expect to use the Filco plant and operations to produce and sell a line of conventional forklifts manufactured under the Airtrax or Filco name for distribution in the United States and other geographical markets. It also is contemplated that the SIDEWINDER Omni-Directional lift truck will be assembled or partially assembled at the Filco plant and distributed by Filco or us to European or Middle East markets or partially assembled at Filco for distribution to the United States for final assembly.

Omni-Directional Aerial Work Platform. In late February 2004, we, in collaboration with MEC Aerial Platform Sales Corporation of Fresno, California ("MEC"), introduced a concept version of a scissor lift at the American Rental Association trade show in Atlanta. The scissor lift called the "Phoenix" incorporated our omni-directional technology along with an MEC platform and lift mechanisms. The vehicle contains features presently unavailable on conventional aerial work platforms. For example, similar to our lift truck, the aerial work platform's movement is controlled by a joystick. Movement to a particular spot or location at a job site can be accomplished easily due to the omni-directional technology, thereby eliminating the back and forth positioning typically associated with conventional platforms. Our designed control systems allow the operator to move at very regulated and easily controlled acceleration and speed, virtually eliminating operator error. The machine can climb over obstacles that would impede other machines. We believe that, similar to our lift truck, the improved functionality of the aerial work platform will result in increased productivity at the job-site.

On March 13, 2004, we entered into a draft Product Development, Sales and Representation Agreement with MEC. The draft agreement calls for the joint development of a proto-type and production versions of an omni-directional aerial work platform called the "Phoenix". During the development stage, each party will provide the parts, which apply to that party's area of responsibility. We will provide all of the parts required for the omni-directional traction system and related control systems, and MEC will provide all of the parts required for the scissor lift and lifting apparatus. After development of the prototype version, the parties will establish the cost of a commercial product, and if the cost of a commercial product is considered commercially viable, the parties will jointly develop a commercial version of the aerial work platform. If commercial production results, we will be responsible for product manufacturing, the traction system and frame, and MEC will manufacture the scissors lifting and upper frame sections. MEC or its affiliate will be responsible to promote, market and sell the product to their network of approximately 200 distributors. This product will also be manufactured under the COBRA name and distributed exclusively by us. Aerial work platform sales made by MEC will be subject to a royalty to us and, likewise sales made by us will be subject to a royalty to MEC. The amount of the respective royalties will be subject to agreement by the parties. Orders placed by MEC will be financed by MEC subject to agreed production schedules. The parties expect to enter into a more formal agreement to further define the relationship of the parties. At this time, we cannot predict whether a formal agreement will be entered into between the parties, or whether any sales will result form the aerial work platform to be developed by the parties.

Omni-directional Wheelchair. Over 43 million disabled and aging Americans are protected by the Americans with Disabilities Act of 1990 (ADA). This law became effective in 1991, and now requires businesses with over 15 employees to comply with specifications which enable persons with disabilities access buildings. As a result of increased physical access, we believe that persons with disabilities will experience an increased number of employment and other opportunities. We have conducted a preliminary design of an omni-directional wheel for wheelchair applications. Based upon the preliminary design, we believe that we can retail an omni-directional wheelchair for under $6,000. Wheelchair pricing ranges from $3,500 for a standard unit to $30,000 for units with improved functionality such as stair climbing capability.

We will require additional funds to complete a structural and ergonomic design of a proto-type wheelchair, and to construct the proto-type for further evaluation and testing. We cannot predict whether we will be able to successfully develop this product.

Military Products. During 1999, we were awarded a Phase I research contract under the Department of Defense's Small Business Innovation Research program
(SBIR) to develop an omni-directional Multiple Purpose Mobility Platform (MP2). Under the Phase I base contract, we studied the application of the omni-directional technology for military use and were supervised by the Naval Air Warfare Center Aircraft Division (NAWC-AD) in Lakehurst, New Jersey. The contemplated use includes the installation of jet engines on military aircraft and the transportation of munitions and other military goods. We completed the Phase I base contract in 1999 and were subsequently awarded a Phase I option from NAWC-AD to further define the uses of the MP2. In July 2000, we were awarded a Phase II research contract under the SBIR program. Under the Phase II contract, we are studying the feasibility of the MP2 for military purposes, and will culminate with the construction of one or more proto-type devices. This contract (with the option) was extended twice for 6 months each past the

42-month contract time period. Contract revenues were $750,000. Through December 31, 2003 we completed the vehicle concept design of the MP2. A completed proto-type MP2 was delivered to the US Navy during the end of the first quarter of 2004 for testing purposes. A second vehicle, an omni-directional jet engine installation machine is being constructed for the US Navy. We have been advised by the US Navy that a non-SBIR sponsor for the MP2 program must be identified before a Phase II option is exercised. A Phase III contract could be awarded without such a sponsor. Although our management believes the underlying omni-directional technology for the proposed MP2 has significant potential for both commercial and military applications, we cannot predict whether any sales beyond the Phase II contract will result from the SBIR program.

In connection with the MP2, on December 11, 2003, we entered into a Teaming Agreement with United Defense, L.P., Arlington, Virginia. Under the agreement, United Defense agreed to provide the exclusive manufacture, marketing and support for the MP2 and any derivative products in respect to any contracts awarded to us by U.S. Department of Defense and any international military customers under the SBIR arrangement.

CURRENT OPERATIONS

Since 1995, substantially all of our resources and operations have directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of its components, including the unique shaped wheels, motors, and frames, have been specially designed by us and specially manufactured. Four pilot models of the commercial omni-directional lift truck are currently operational.

We have commenced and are near completion of our initial production run consisting of 10 units of our Sidewinder ATX-3000 Omni-Directional Lift Truck. Substantially all of the parts including frames, motors, controllers, and micro-processors have been ordered and received by us, and are partially assembled. The initial production run will be completed upon receipt of wheels and other components from suppliers which is expected in the first quarter of 2005. Unit assembly is undertaken by us at H&R Industries for the first 10 units. We will conduct future assembly in the United States in facilities to be leased early in the second quarter of 2005. ANSI's testing was completed in the first quarter of 2005 and UL testing is expected to be completed at the end of the first quarter, or in the beginning of the second quarter of 2005. Following required testing, we expect to sell these units to select dealers in the United States. We have received purchase orders for our initial production run of 10 units.

Transaction with Filco GmbH

In March 2004, we reached an agreement in principal, subject to certain closing conditions, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation. In April 2003, Filco GmbH acquired substantially all of the assets of Clark Material Handling of Europe GmbH which were located at Clark's facility in Rheinstrasse Mulheim a.d. Ruhr, Germany. These assets consisted of all of the tooling, machinery, equipment, inventory, intellectual property, office furniture and fixtures, and personnel necessary to build the entire Clark line of lift trucks, but excluded the building and land, as well as the rights to the Clark name. Further, Filco GmbH has entered into an 18-month lease agreement with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros, and Filco GmbH has been operating this plant since July 1, 2003.

In October 2004, Mr. Filipov and we agreed to modify our agreement in principal so as to increase the number of shares of the capital stock of Filco GmbH which we will acquire, if we finalize the acquisition, from 51% to 75.1%. The purpose of this change is to give us control of Filco GmbH in accordance with USGAAP and German law considerations regarding consolidation and capitalization. Further, this change was offered and accepted in consideration of our agreeing to advance Filco additional funds, in the form of a loan, to fund the start up of the Filco operation prior to the consummation of the transaction. All other conditions and terms of the agreement between the parties shall remain the same.

The consideration for the proposed acquisition consists of the issuance of three-year options to Mr. Filipov to purchase 900,000 shares of our common stock at an exercise price of $0.01. No more than 12.5% of such options can be exercised during any one year, and the exercise period for such annual amount is three years. It is anticipated that the option's three year exercise period will be extended to allow 100% of the options to be exercised at the 12.5% exercise limit permitted each year. In addition, we agreed to loan Filco GmbH approximately $1,300,000, which, if the acquisition is completed, may, at our exclusive election, be converted into equity of Filco GmbH along with approximately 1,300,000 Euros currently owed to Fil Filipov by Filco GmbH. Finally, the agreement in principal provided for Mr. Filipov to be appointed a director of our company and to receive an additional 100,000 options of our common stock for serving as a director. In December 2004, Mr. Filipov was appointed as a director of our company.

The agreement in principal provides that we will register with the Securities and Exchange Commission all of the shares issuable to Mr. Filipov, including those underlying the described stock options.

We have not yet finalized nor executed the acquisition agreement but have loaned Filco GmbH an aggregate principal amount of $2,700,000 pursuant to a series of unsecured promissory notes. We have used proceeds from the private placement offerings that we completed during 2004 to fund such loans. Filco GmbH has informed us its estimated working capital needs during the next year will be approximately $5,000,000, with $1,500,000 needed during the first quarter of 2005, in order for it to achieve profitable operations. Should we complete the acquisition of Filco GmbH, we will need to raise additional capital or secure sufficient credit lines in order to fund the working capital needs of Filco GmbH.

There are a number of business purposes for our consideration of a potential acquisition of Filco GmbH. Clark Material Handling Co., one of the largest forklift manufacturers in Europe, owned approximately 50% of the assets and completed 50% of the sales of Clark Forklift. Clark was bought by Terex in 1994 and sold for $140 million in 1996. During that period, Terex was managed by Fil Filipov, who negotiated and completed acquisitions for Terex. Clark declared bankruptcy in 2003. Filco GmbH was formed by Fil Filipov in May of 2003 and Filco purchased the assets of Clark Europe. The term "assets" included intellectual property, inventory, machinery and equipment, existing cliental and a trained workforce. Since that time Filco has operated with very limited operating capital and has had problems with its employee's unions. As a result, Filco has not operated profitably. We have been knowledgeable of the transaction involving the Filco purchase of Clark assets and subsequent operations since. Should the acquisition be completed, Filipov will maintain 24.9% ownership and we will maintain a 75.1% ownership interest.

The proposed acquisition of Filco, if completed, would include a leased manufacturing facility, with an experienced workforce, inventory, intellectual property, and machinery sufficient to fill 200,000 square feet of assembly and manufacturing. It is anticipated that the potential acquisition will also include cliental throughout Europe and the Middle East. We believe that the proposed acquisition could provide us with the ability to sell a complete line of lift trucks beyond the limited sized Sidewinder Omni-Directional Lift Truck. This is a huge advantage when selling to regular customers. The potential acquisition could also give us the ability to provide manufacturing or assembly for our products. In addition to the Sidewinder, this includes MEC's and our aerial work platforms. Currently, we purchase certain parts in Europe. These include the frames from Bulgaria, motors and controllers manufactured in the Czech Republic and Sweden, and transmissions, brakes and seats manufactured in Germany. The mast could be manufactured for us at the Filco plant. The frames will be powder coated at Filco, then partially assembled vehicles would be shipped to the United States for final assembly. Wheels and other parts for vehicles to be sold in Europe or Middle Eastern countries will be shipped from the United States to complete the manufacturing at Filco.

Accordingly, we believe that if completed, this acquisition would give us a financial tie to Mr. Filipov and to some extent, companies with whom he is affiliated. It could give us complete manufacturing capabilities in Europe and the United States which would compliment existing vehicle part suppliers. The proposed acquisition could provide us with the ability to move into the top 20 of forklift manufactures in the world in the current year. This potential acquisition has given a lot of credibility to our financial capabilities and future outlook.

No assurance can be given that the acquisition agreement will be finalized, or that if the agreement is finalized, that the conditions to closing will be satisfied, or that we will raise sufficient funds or secure sufficient credit lines to finance Filco operating capital needs to warrant completing the acquisition agreement. Further, in the event that we consummate the acquisition agreement, no assurance can be given that we will be able to continue to raise sufficient funds to meet the working capital needs of Filco, as well as our own working capital needs. Our inability to raise sufficient capital as discussed herein may impair Filco's operations as well as our own operations.

MANUFACTURING AND SUPPLIERS

The initial production run of our lift truck is being assembled by us at H&R Industries for the first 10 units. We will be conducting future assembly in the United States in facilities to be leased early in the second quarter of 2005. Schaeff Forklift also has constructed the frames and overhead guards for this production run in accordance with our specifications. The parties operate under the terms of written purchase orders. Parts and assemblies for the first commercial models have been ordered and/or procured from other vendors. The initial production run will be completed upon receipt of wheels manufactured for us by The Timken Corporation and components from other suppliers. The initial run will refine the assembly line, help develop procedures, and incorporate inventory control and quality assurance. Management anticipates that the initial run of forklifts should be completed in the first quarter of 2005. We plan to create the framework for rapidly scalable production capacity at facilities which we anticipate leasing early in the second quarter of 2005, and which will be capable of ramping up for anticipated demand before year's end. We also plan to complete partial assembly, or subcontract to certain vendors of the omni-directional lift truck at the Filco GmbH facility for European and Middle Eastern sales for full assemby in the United States.

Components for our forklifts consist of over the counter products and proprietary products that have been specially designed and manufactured by various suppliers in collaboration with us. We believe that continual refinements of certain components will occur during continued production in response to user feedback and additional product testing. We will strive to improve product functionality which may require additional refinements in the future. The need for additional refinements on a continuing basis may slow projected product sales.

We consider the specially designed and manufactured products proprietary, and have entered into exclusive contractual agreements with certain suppliers to protect the proprietary nature of these products. These arrangements prohibit the supplier from producing the same or similar products for other companies. In addition, while we maintain single sources for the over the counter components, we believe that other sources are available if necessary.

DISTRIBUTION AND PRODUCT MARKETING

We intend to establish a national and international dealer network to sell our forklift product line to existing equipment dealers. However, we may sell directly to select national and international accounts.

During the past two years, in anticipation of commercial production, we solicited interest from targeted dealers nationwide, and in certain instances, received contracts from a number of these dealers. Due to the delay in establishing commercial production, the contracts were not fulfilled. In 2004, we began soliciting dealers for distribution and during the first quarter of 2004 have reached an agreement with approximately 40 dealers nationwide. Targeted dealers will consist of selected premier forklift dealers, currently selling other forklift products. The dealer network will consist of dealers who have substantial market share in the US, with a history of being able to sell and repair forklifts and/or related material handling solutions. Several of the targeted dealers are significant sized entities, having annual sales in excess of $100 million. We expect to provide a sales incentive to dealers through an aggressive pricing structure. Typically, a dealer will earn a commission ranging from $500 to $1,000 on the sale of a competitive forklift. Our pricing structure will enable the dealer to receive commissions from $3,500 to $4,000 per sale of the SIDEWINDER ATX-3000.

In May 2003, we entered into contracts with two Alaskan Native Corporation (ANC) whose primary purpose is to manage assets and conduct business for the benefit of its nearly 3,000 Alaskan Native shareholders. The two corporations have been granted Section 8(a), small disadvantaged business status, under the Small Business Administration. Under their Section 8(a) status, the two corporations can provide sole source bid to provide services and products, such as those developed by us, for resale to the United States Government. During fiscal 2003, we did not effect any sales through this re-seller channel, and can not predict whether we will be able to do so in the future.

In addition to establishing our own dealer network, we will attempt to capitalize on the existing distribution network of MEC if we are able to reach a formal agreement with MEC and successfully develop the omni-directional aerial work platform discussed above. We would seek to include our omni-directional forklift, and the Filco truck line, if the proposed acquisition is completed, into the distribution network of MEC, which consist of approximately 200 dealers nationwide. We cannot predict whether a formal agreement will be entered into between the parties, or whether any sales will result form the aerial work platform to be developed by the parties.

We also intend to use trade shows and print and television media to advertise and promote our omni-directional products. Print media will include advertisements in national and international publications such as major material handling equipment magazines, and direct mailings to targeted distributors and end-users. Heavy equipment is rarely, if at all, advertised on television. However, we believe that television will provide an effective media for our product, due to its unique attributes. We believe that due to the current economic conditions, we will be able to capitalize on favorable advertising pricing. We also expect to be an exhibitor at industry trade shows from time to time, including the bi-annual ProMat show located in Chicago, Illinois.

FACILITIES

We maintain our administrative offices at 870B Central Avenue, Hammonton, New Jersey 08361 on premises owned by our President. As of December 31, 2003, the arrangement between the parties has been rent-free. In addition, we maintain limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to us. Through December 31, 2002, the arrangement between the parties has been rent-free. Effective January 1, 2003, we agreed to pay H&R Industries a rental fee of $3,000 per month and have the option to pay in cash or in the form of common stock. The arrangement is on a month-to-month basis. We also rent space at Flemington, NJ from Hall's Warehouse Corp. wherein we conduct product testing and evaluation. We pay a rental fee of $3,500 per month on a month-to-month basis. We are investigating the possibility of a lease for assembly and distribution facilities in the second quarter of 2005.

MARKETS

Forklifts

Our initial market focus will be directed to the forklift market. We believe the commercial version of the omni-directional forklift will revolutionize the materials handling and warehousing industries creating potential markets globally. Industry data shows that during 2003 approximately 174,000 and 550,000 units were sold in the United States and worldwide, respectively (Modern Materials Handling). Based upon an average per unit sale price of $28,500 (Modern Materials Handling estimate), the total market in the United States would approximate $5 billion in 2003. This amount represents sales of a broad range of vehicles with price ranges from $18,000 to $31,000 for a standard 3000-pound rated vehicle to $75,000 or greater for specialty narrow aisle or side loader vehicles. Of the total market, management expects to compete with mid-range electrical and gas powered riders, and some specialty narrow aisle or side loader vehicles.

Aerial Work Platforms

Aerial Work Platforms are used in the construction and warehousing industries, and are ideally suited for omni directional technology. According to data provided by the United States Department of Commerce, this market consists of approximately $1.2 billion in annual sales. Aerial Work Platforms and man lifts range in size from single user lifts to large off road machines. Of the total market, we expect to compete with a range of indoor man lifts.

COMPETITION

We expect to confront competition from existing products, such as standard and "very narrow aisle" forklifts, and from competing technologies. Competition with standard forklifts, which retails from $16,000 to $31,000, will be on the basis of utility, price, and reliability. We believe that we will compete favorably with a standard forklift for reliability, and that a purchase decision will be based upon weighing the operational advantages of our products against its higher purchase price. VNA and sideloader forklifts retail at $75,000 or greater. While our SIDEWINDER omni-directional lift truck cannot be considered "very narrow aisle", it can perform "narrow aisle" functions at a significantly less cost. We also are aware of multi-directional forklifts now being offered by other manufacturers that retail from $42,000 and higher for the standard version. These newer products have improved operational features, however, they are unable to travel in all directions, and hence are not omni-directional. These machines have to stop, turn all four wheels, and then proceed to drive in the sideward direction. Despite these improved operational features, management believes these manufacturers have adhered to older conventional methods and have added a substantial amount of parts to their forklifts to achieve improved functionality, which contrasts with the design and features of our product as discussed previously herein. Therefore, to that extent, we believe that we maintain a competitive advantage to these newer products.

We recognize that many of these manufacturers are subsidiaries of major national and international equipment companies, and have significantly greater financial, engineering, marketing, distribution, and other resources than us. In addition, the patent on omni-directional technology expired in 1990. Although we have received patent protection for certain aspects of our technology, no assurances can be given that such patent protection will effectively thwart competition.

PATENTS AND PROPRIETARY RIGHTS

A form of our omni-directional technology was originally patented in 1973. The original patents were sold to the US Navy. We secured a transfer of this technology from the Navy in 1996 under the terms of a CRADA Agreement (Cooperative Research and Development Agreement) and have worked since that time to commercialize omni-directional products. During this period of time, we became the only company to "drive" these vehicles instead of moving them at walking speeds with a "tethered" joystick. As a result, we discovered that certain features were required to make these driven vehicles usable in a "commercial" environment." Many of the same features required with "driven" vehicles, were common to vehicles that were used at much slower speeds.

We received 3 patents regarding the "redesign" of the wheel. We have received patent protection regarding the algorithms used to control vehicular movement. We have also applied for patents with respect to a movable operator's control station and a munitions handler, among others. We are satisfied that it is patent protected against infringement by other companies, most especially with vehicles that use a wheel type such as those used and patented by us. However, some of our competitors could reverse engineer our technology to build similar products. In addition, omni-directional technology was invented in 1973. Therefore, certain variations to the technology could be made whereby other companies may find ways to circumvent our patents or use the technology without infringing upon our intellectual property rights.

On January 22, 2002, we received US patent #6,340,065 relating to our low vibrations wheels. On May 28, 2002, we received US patent #6,394,203 encompassing certain aspects of the omni-directional wheel with some features specific to the forklift, and in April 15, 2003 we received US patent #6,394,203 relating to methods for designing low-vibration wheels. We also have several patent applications pending relating to other aspects of our technology. We expect to make future patent applications relating to various other aspects of our omni-directional technology. We also have filed a patent application for our hybrid power module. At this time, no foreign patents have been issued for any of our technology. In December 1997, we were awarded a patent for an omni-directional helicopter ground-handling device.

We also seek to protect our proprietary technology through exclusive supply contracts with manufacturers for specially designed and manufactured components.

PRODUCT LIABILITY

Due to nature of our business, we may face claims for product liability resulting from the use or operation of our forklifts or other products.

Presently, we do not maintain any product liability insurance. We intend to obtain such insurance commensurate with the initial shipment of our omni-directional forklifts

EMPLOYEES

As of April 15, 2005, we have six full time employees which includes our President, two part time employees, and engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our administrative offices at 870B Central Avenue, Hammonton, New Jersey 08361 on premises owned by our President. As of December 31, 2003, the arrangement between the parties has been rent-free. In addition, we maintain limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to us. As of December 31, 2002, the arrangement between the parties has been rent-free. Effective February 1, 2003 we agreed to pay H&R Industries a rental fee of $3,000 per month and have the option to pay in cash or in the form of common stock. The arrangement is on a month-to-month basis. We also rent space at Flemington, NJ from Hall's Warehouse Corp. wherein we conduct product testing and evaluation. We pay a rental fee of $3,500 per month on a month-to-month basis. We are investigating the possibility of a lease for assembly and distribution facilities in the second quarter of 2005


ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                          MARKET FOR OUR COMMON SHARES

Our common stock has been traded on the Over-The-Counter Bulletin Board under the symbol "AITX". The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Over-The-Counter Bulletin Board. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits.


                                                    High           Low
                                                    ----           ---
2004    First Quarter                               1.60           0.65
        Second Quarter                              1.45           0.75
        Third Quarter                               1.15           0.61
        Fourth Quarter                              3.35           0.81

2003
        First Quarter                               1.50           0.80
        Second Quarter                              1.68           0.87
        Third Quarter                               1.20           0.80
        Fourth Quarter                              1.01           0.65

As of March 31, 2005, there were 21,256,215 shares of common stock outstanding.

As of March 31, 2005, there were approximately 974 stockholders of record of our common stock, respectively. This does not reflect those shares held beneficially or those shares held in "street" name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

Equity Compensation Plan Information


------------------- ---------------------------------  ---------------------------------- ------------------------------------------
Plan category      Number of securities to be issued  Weighted-average exercise price of   Number of securities remaining available
                   upon exercise of outstanding       outstanding options, warrants and    for future issuance under equity
                   options, warrants and rights                     rights                 compensation plans (excluding securities
                                                                                                  reflected in column (a))
                                 (a)                                 (b)                                    (c)

------------------- --------------------------------- ---------------------------------- -------------------------------------------
Equity compensation               -0-                                  -0-                                    -0-
plans approved by
security holders
------------------- --------------------------------- ---------------------------------- -------------------------------------------
Equity compensation               -0-                                  -0-                                    -0-
plans not approved
by security holders
------------------- --------------------------------- ---------------------------------- -------------------------------------------
 Total                            -0-                                  -0-                                    -0-
------------------- --------------------------------- ---------------------------------- -------------------------------------------

We currently do not have an equity compensation plan for our officers, directors, employees or consultants. However, certain of our officers are compensated with stock options to purchase shares of our common stock. A description of these options can be found in this annual report under the heading "Item 10", "Executive Compensation".

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

On February 11, 2005, we entered into a Subscription Agreement pursuant to which we sold an aggregate of $5,000,000 of principal amount promissory notes convertible into shares of our common stock, no par value, and an aggregate of 2,884,615 Class A and Class B share purchase warrants to purchase shares of our common stock to certain purchasers who are a party to the Subscription Agreement.


On November 22, 2004, we entered into a Purchase Agreement (the "Purchase Agreement") pursuant to which we sold and issued 1,125,000 shares of common stock, no par value, and common stock purchase warrants to purchase 562,500 shares of our common stock to several accredited investors who are a party to the Purchase Agreement for an aggregate purchase price of $900,000. Thereafter, on November 23, 2004, we entered into Joinders to the Purchase Agreement pursuant to which we sold and issued an additional 515,000 shares of common stock and warrants to purchase an additional 257,500 shares of our common stock to several accredited investors who are a party to the Joinders to the Purchase Agreement for an aggregate purchase price of $412,000.


Between September 8, 2004 and December 20, 2004, we received subscriptions for an aggregate of 1,968,653 shares of our common stock and an aggregate of 984,325 shares of common stock issuable upon exercise of common stock purchase warrants to 33 accredited investors pursuant to a private placement offering.


In May 2004, we and several accredited investors entered into a Subscription Agreement whereby the investors agreed to purchase an aggregate of 3,600,125 shares of common stock at a price of $0.80 per share for an aggregate purchase price of $2,855,100. In addition, the investors received warrants, exercisable at $1.25 per share, to purchase 50% of the shares issued.


* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Airtrax or executive officers of Airtrax, and transfer was restricted by Airtrax in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate" and "continue", or similar words. You should read statements that contain these words carefully because they:

o    discuss our future expectations;

o contain projections of our future results of operations or of our financial condition; and

o    state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

Overview

Since 1995, substantially all of our resources and operations have directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of the components, including the unique shaped wheels, motors, and frames, have been specially designed by us and specially manufactured. Four pilot models of the commercial omni-directional lift truck are currently operational.

We have commenced and are near completion of getting the parts together for our initial production run consisting of 10 units of our Sidewinder ATX-3000 Omni-Directional Lift Truck. Substantially all of the parts including frames, motors, controllers, and micro-processors have been ordered and received by us, and are partially assembled. The initial production run will be completed upon receipt of wheels and other components from suppliers which is expected in the third and fourth quarters of 2004. Unit assembly for the first 10 unites will be completed by us at the H&R Industries facility in Warminster, PA. UL and final ANSI testing is expected to be completed from 30 to 90 days from production completion, although some parts of the final UL testing must be completed at the plant of final assembly. Following required testing, we expect to sell these units to select dealers in the United States. We have received orders for our initial run production run of 10 units.

We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2004 and 2003, we had a net loss of $(2,272,200) and $(2,282,946), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

Our principal executive offices are located at 870B Central Avenue, Hammonton, NJ 08037 and our telephone number is (609) 567-7800. We are incorporated in the State of New Jersey.

Company History

We were incorporated in the State of New Jersey on April 17, 1997. On May 19, 1997, we entered into a merger agreement with a predecessor company that was incorporated on May 10, 1995. We were the surviving company in the merger.

Effective November 5, 1999, we merged with MAS Acquisition IX Corp ("MAS"), and were the surviving company in the merger. Pursuant to the Agreement and Plan of Merger, as amended, each share of common stock of MAS was converted to 0.00674 shares of our company. After giving effect to fractional and other reductions, MAS shareholders received 57,280 of our shares as a result of the merger.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment and we record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.

Revenues from research and development activities relating to firm fixed-price contracts are generally recognized as billing occurs. Revenues from research and development activities relating to cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis. Billing is based on subjective cost investment factors.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Results of Operations

We have been a development stage company for the 2004 and 2003 periods and have not engaged in full-scale operations for the periods indicated. The limited revenues for the periods have been derived from the sales of a non-omni-directional product and from contracts with the United States Navy that relate to the research and potential application of omni-directional technology for military use. The available dollar limits of contracts with the United States Navy were substantially completed during 2002, and we recognized limited revenues from the United States Navy contract during 2003. During 2005, we expect to transition from a development stage company to an operating company as it completes the initial run of its forklifts. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

Revenues

Revenues for fiscal 2004 were $0, representing a decrease of $21,879 from revenues of $21,879 for the 2003 period. This decrease is revenue can be attributed to completion of our contract with the US Navy.

Cost of Goods Sold

Cost of sales for 2004 was $0 which reflects a $91,283 decrease from $91,283 in fiscal 2003. This decrease in cost of goods sold can be attributed to completion of our contract with the US Navy.

Operating and Administrative Expenses

Operating and administrative expenses which includes administrative salaries, depreciation and overhead for the 2004 period totaled $2,529,775which represents an increase of $330,116 from $2,199,659 incurred in 2003. The increase is due primarily to consulting fees paid to various third parties in the form of common stock which totaled $1,424,278, and costs related to the further development of our omni-directional technology, which included preparations for the ANSI (American National Standards Institute), compliance testing, UL (Underwriters Laboratories) compliance and preparation for initial production. Interest expense payable to third party suppliers totaled $30,894 for the 2004 period, representing a $13,044 decrease from $43,938 for the 2003 period. In 2004, we received $86,667 in other income from interest payments from Filco GmbH, which contrasts with $7,914 for the prior year end. Net loss before taxes in 2004 was $2,471,023 which reflects an increase of $165,936 from $2,305,087 in net loss before taxes for the 2003 period.

In 2004, we recorded $175,413 as the expected sale of our net operating losses and tax credits under a New Jersey program described further in Liquidity and Capital Resources below. This amount contrasts with $210,553 recorded during 2003.

Loss attributable to shareholders for 2004 was $2,272,200 which represents a decrease of $10,746 from $2,282,946 during the 2003 period. During 2004, we paid dividends on our preferred stock to a controlling shareholder of our company in the amount of $131,771. For the year ended December 31, 2003, we paid dividends on our preferred stock to a controlling shareholder of our company in the amount of $80,749. Deficit accumulated during development stage during 2004 was $2,403,971 (or a loss per share of $0.19 for common stockholders) which represents an increase of $40,276 from $2,363,695 (or a loss per share of $0.30 for common stockholders) for the 2003 period.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our common stock and from loans from our President. During 2004 and 2003 we raised net of offering costs $5,103,103 and $789,000, respectively, from the private placement of our securities.

During 2000, we were approved by the State of New Jersey for our technology tax transfer program pursuant to which we could sell our net operating losses and research and development credits as calculated under state law. During 2004 and 2003, we recorded credits of $198,823 and $210,553, respectively from the sale of our losses and credits (see Note 6 to financial statements).

We anticipate that our cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising in anticipation of the rollout of its omni-directional forklift. On January 13, 2004, we entered into a placement agency agreement with a NASD registered broker-dealer for the private placement offering of our securities. Our securities consist of units comprised of one share of common stock and a stock warrant to purchase 50% of an additional share of common stock at a unit-offering price of $0.80. The warrant is exercisable at $1.25 per share during a five-year term. The offering is being made on a best efforts basis, for a total minimum amount of $1,000,000 and a total maximum amount of $4,000,000, terminating May 7, 2004. During the first and second quarters of 2004, we received $2,880,108 net of offering costs and expenses from the offering. The offering is made pursuant to exemptions under the Securities Act of 1933, as amended. We expect to complete our initial production run of the SIDEWINDER Lift Truck in the second quarter of 2004. We expect to receive sufficient funds from the offering to complete the initial production run and to complete ANSI and UL testing, as well as special tooling costs.

We will require additional funds to continue our operations beyond the initial production run. These funds are in addition to the funds required by Filco GmbH as discussed above. Our cash requirements for the next 12 months are projected to be $5,000,000. Of the total amount, approximately 70% is projected for parts and component inventory and manufacturing costs, with the balance projected as general operating expenditures, which includes overhead and salaries. We expect to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as we transition from the initial production run to full-scale production. We intend to fund these additional cash requirements through the issuance of equity and/or debt securities which may include the offering described above. We cannot predict whether we will be successful in obtaining sufficient capital to fund continuing operations. If we are unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on us and our business prospects.

As of December 31, 2004, our working capital deficit was $(572,184). Fixed assets, net of accumulated depreciation, and total assets, as of December 31, 2004, were $93,587 and $4,600,023, respectively. Current liabilities as of December 31, 2004 were $2,291,153.

Subsequent Events

We will incur penalties payable to the investors of our November 2004 private placements because we did not file a registration statement on Form SB-2 within the timeframe specified pursuant to the Registration Rights Agreement we entered into with the investors on November 23, 2004. We were required to file the registration statement on or prior to January 6, 2005, but it was not filed until February 14, 2005. We have not yet accounted for these penalties, as they were not incurred until 2005. We will account for such penalties in the first quarter of 2005.

                                  RISK FACTORS

In addition to other information contained in this Form 10-KSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE MAY NEVER BECOME PROFITABLE AND CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE OUR INCEPTION.

We may never become profitable and continue as a going concern because we have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2004 and 2003, we had a net loss of $(2,272,200) and $(2,282,946), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available you may experience significant additional dilution.

WE HAVE A LIMITED OPERATING HISTORY

We are development stage company, and, together with our predecessor, have been in operation since 1995. However, since 1995, our operations have been limited to the development of our omni-directional products, and limited revenue has been generated during this period. Consequently, our business may be subject to the many risks and pitfalls commonly experienced by development stage companies.

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

Our business operations will be harmed if we are unable to obtain additional funding. We believe that our available short-term assets and investment income will be sufficient to meet our operating expenses and capital expenditures through the end of fiscal year 2005. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the provision of our technology and products. In addition to our own need of working capital, we also will need working capital to fund the operations of Filco GmbH. Filco has informed us that it needs working capital in the amount of $5,000,000 in the beginning of 2005 in order for it to achieve profitable operations. This excludes the $1,300,000 required under the Filco agreement. As of December 31, 2004, we have loaned $2,699,999 to Filco. If we are unable to complete the terms of the Filco agreement and loan Filco the required amounts necessary to fund its operations, Filco may be unable to continue its operations and the repayment of amounts loaned to Filco by us may be jeopardized.

FINAL TESTING OF OUR PRODUCT COULD RESULT IN COMPONENT REFINEMENT OR REDESIGN, WHICH COULD DELAY THE COMMERCIAL INTRODUCTION OR CONTINUED SALE OF THE FORKLIFT.

We have developed pilot versions of our unique, omni-directional forklift. The commercial introduction of the product is subject, however, to additional testing and component refinement. Due to the unique performance attributes of the forklift, the forklift will undergo a series of unprecedented tests relating to these attributes. Although management has performed substantially all of these tests or is otherwise confident of the performance capabilities of the forklift, final testing has not been completed. In addition, our product must be sufficiently durable to withstand the day-to-day rigors of its anticipated work environment. As stated above, although we have conducted numerous tests, the product has not been subjected to the normal day-to-day usage typically required of forklifts. Therefore, it is conceivable that final testing, or durability issues after prolonged use, could result in component refinement or redesign, which could delay the commercial introduction or continued sale of the forklift.

THE PRICING POLICY FOR OUR FORKLIFTS MAY BE SUBJECT TO CHANGE, AND ACTUAL SALES OR OPERATING MARGINS MAY BE LESS THAN PROJECTED.

We are assessing present and projected component pricing in order to establish a pricing policy for the SIDEWINDER Lift Truck. We have not finalized our assessment as current prices for certain forklift components reflect special development charges which are expected to be reduced as order volume for such components increase and as manufacturing efficiencies improve. We intend to price our forklifts so as to maximize sales yet provide sufficient operating margins. Given the uniqueness of our product, we have not yet established final pricing sensitivity in the market. Consequently, the pricing policy for its forklifts may be subject to change, and actual sales or operating margins may be less than projected.

WE HAVE RECEIVED LIMITED INDICATIONS OF THE COMMERCIAL ACCEPTABILITY OF OUR OMNI-DIRECTIONAL FORKLIFT. ACCORDINGLY, WE CANNOT PREDICT WHETHER OUR OMNI-DIRECTIONAL PRODUCTS CAN BE MARKETED AND SOLD IN A COMMERCIAL MANNER.

Our success will be dependent upon our ability to sell omni-directional products in quantities sufficient to yield profitable results. To date, we have received limited indications of the commercial acceptability of our omni-directional forklift. Accordingly, we cannot predict whether the omni-directional product can be marketed and sold in a commercial manner.

WE CANNOT ASSURE THAT WE WILL HAVE IN PLACE PATENT PROTECTION AND
CONFIDENTIALITY AGREEMENTS FOR OUR PROPRIETARY TECHNOLOGY. IF WE DO NOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THERE IS A RISK THAT THEY WILL BE INFRINGED UPON OR THAT OUR TECHNOLOGY INFRINGES UPON ONE OF OUR COMPETITOR'S PATENTS. AS A RESULT, WE MAY EXPERIENCE A LOSS OF REVENUE AND OUR OPERATIONS MAY BE MATERIALLY HARMED.

Our success will be dependent, in part, upon the protection of our proprietary omni-directional technology from competitive use. The patent for the omni-directional wheel expired in 1990. We, however, have received patent protection of certain other aspects of its omni-directional wheel, and for features specific to our forklift. In addition to the patent applications, we rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect our intellectual property rights. Nevertheless, these measures may be inadequate to safeguard our underlying technology. If these measures do not protect the intellectual property rights, third parties could use our technology, and our ability to compete in the market would be reduced significantly. In addition, if the sale of our product extends to foreign countries, we may not be able to effectively protect its intellectual property rights in such foreign countries.

In the future, we may be required to protect or enforce our patents and patent rights through patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These actions could put our patents at risk of being invalidated or interpreted narrowly, and any patent applications at risk of not issuing. In defense of any such action, these third parties may assert claims against us. We cannot provide any assurance that we will have sufficient funds to vigorously prosecute any patent litigation, that we will prevail in any of these suits, or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause the price of our common stock to decline.

WE CURRENTLY LACK ESTABLISHED DISTRIBUTION CHANNELS FOR OUR FORKLIFT PRODUCT
LINE

We do not have an established channel of distribution for our forklift product line. We have initiated efforts to establish a network of designated dealers throughout the United States. Although we have received indications of interest from a number of equipment distributors, to date, such indications have been limited. We cannot predict whether we will be successful in establishing our intended dealer network.

If we are unable to retain the services of our President and Chairman of the Board, Mr. Peter Amico, or if we are unable to successfully recruit qualified personnel, we may not be able to continue operations.

Our ability to successfully conduct our business affairs will be dependent upon the capabilities and business acumen of current management including Peter Amico. Accordingly, shareholders must be willing to entrust all aspects of our business affairs to our current management. Further, the loss of any one of our management team could have a material adverse impact on our continued operation.

OUR INDUSTRY AND PRODUCTS ARE CONSIDERED TO BE HIGH-RISK WITH A HIGH INCIDENCE OF SERIES PERSONAL INJURY OR PROPERTY LOSS WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS.

The manufacture, sale and use of omni-directional forklifts and other mobility or material handling equipment is generally considered to be an industry of a high risk with a high incidence of serious personal injury or property loss. In addition, although we intend to provide on-site safety demonstrations, the unique, sideways movement of the forklift may heighten potential safety risks. Despite the fact that we intend to maintain sufficient liability insurance for the manufacture and use of our products, one or more incidents of personal injury or property loss resulting from the operation of our products could have a material adverse impact on our business.

If we do not successfully distinguish and commercialize our developed proprietary products and services, we will not attract a sufficient number of customers. Accordingly, we may be unable to compete successfully with our competitors or to generate revenue significant to sustain our operations.

Although management believes our product will have significant competitive advantages over conventional forklifts, we are competing in an industry populated by some of the foremost equipment and vehicle manufacturers in the world. All of these companies have greater financial, engineering and other resources than us. No assurances can be given that any advances or developments made by such companies will not supersede the competitive advantages of our omni-directional forklift. In addition, many of our competitors have long-standing arrangements with equipment distributors and carry one or more of competitive products in addition to forklifts. These distributors are prospective dealers for our company. It therefore is conceivable that some distributors may be loath to enter into any relationships with us for fear of jeopardizing existing relationships with one or more competitors.

RISKS RELATING TO OUR COMMON STOCK

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE THERE ARE WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE.

The market price of our common stock may decline because there are a large number of warrants that may be available for future sale, and the sale of these shares may depress the market price. As of March 31, 2005, we had approximately 21,256,215 shares of common stock issued and outstanding and 7,725,238 outstanding options and warrants to purchase up to 7,725,238 shares of common stock. The sale of these shares may adversely affect the market price of our common stock.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o that a broker or dealer approve a person's account for transactions in penny stocks; and

o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and

o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and

o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 7. FINANCIAL STATEMENTS

                                  AIRTRAX, INC.
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                DECEMBER 31, 2003




                                                                          Page
                                                                         ------

Report of Independent Certified Public Accountants....................   F - 1
Balance Sheet.........................................................   F - 2
Statements of Operations and Deficit Accumulated
During Development Stage..............................................   F - 3
Statements of Changes in Stockholder's Equity.........................   F - 4
Statements of Cash Flows..............................................   F - 5
Notes to Financial Statements.........................................   F - 6

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
MEMBER OF AICPA                                      E-MAIL:  rgjcpa@erols.com
    PRIVATE COMPANIES PRACTICE SECTION



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
AirTrax, Inc.

I have audited the accompanying balance sheet of AirTrax, Inc. (a development stage company) as of December 31, 2004, and the related statements of operations and deficit accumulated during development stage, changes in stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003, and for the period from May 19, 1997 (inception) to December 31, 2004. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirTrax, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and for the period from May 19, 1997 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.



Robert G. Jeffrey
Certified Public Accountant

Wayne, New Jersey
March 28, 2005

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2004


                                     ASSETS

Current Assets
   Cash                                                          $    641,477
   Accrued interest receivable                                         86,667
   Inventory                                                          709,281
   Prepaid expenses                                                     5,113
   Vendor advance                                                      52,017
   Deferred tax asset                                                 224,414
                                                                 ------------
            Total current assets                                 $  1,718,969

Fixed Assets
   Office furniture and equipment                                      90,714
   Automotive equipment                                                21,221
   Shop equipment                                                      24,553
   Casts and tooling                                                  205,485
                                                                 ------------
                                                                      341,973
   Less, accumulated depreciation                                     248,386
                                                                 ------------
            Net fixed assets                                           93,587

Other Assets
   Advances to Filco Gmbh                                           2,670,000
   Patents - net                                                      117,402
   Utility deposits                                                        65
                                                                 ------------
            Total other assets                                      2,787,467
                                                                 ------------

        TOTAL ASSETS                                             $  4,600,023
                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                              $    394,959
   Accrued liabilities                                                459,565
   Shareholder deposits for stock                                   1,403,174
   Shareholder notes payable                                           33,455
                                                                 ------------

            Total current liabilities                            $  2,291,153
                                                                 ------------

Stockholders' Equity
   Common stock - authorized, 20,000,000 shares without
      par value; 15,089,342 issued and outstanding                 10,710,999
   Preferred stock - authorized, 500,000 shares without
      par value; 275,000 issued and outstanding                        12,950
   Deficit accumulated during the development stage                (8,208,127)
   Deficit prior to development stage                                (206,952)
                                                                 ------------
            Total stockholders' equity                              2,308,870

   TOTAL LIABILITIES AND                                         ------------
     STOCKHOLDERS' EQUITY                                        $  4,600,023
                                                                 ============


                 The accompanying notes are an integral part of
                          these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS and DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                 For the Years Ended December 31, 2004 and 2003

                                                                                                     May 19, 1997
                                                                                                 (Date of Inception)
                                                  YEAR 2004               YEAR 2003             to December 31, 2004
                                                  ---------               ---------             --------------------

SALES                                            $      --               $    21,879                $ 1,023,123

COST OF GOODS SOLD                                      --                    91,283                    470,371
                                                 -----------             -----------                -----------

                  Gross Profit (Loss)                   --                   (69,404)                   552,752

OPERATING AND ADMINISTRATIVE EXPENSES              2,529,775               2,199,659                  8,836,366
                                                 -----------             -----------                -----------

OPERATING LOSS                                    (2,529,775)             (2,269,063)                (8,283,614)

OTHER INCOME AND (EXPENSE)
         Interest expense                            (30,894)                (43,938)                  (175,064)
         Interest income                              86,667                   7,914                     86,667
         Other income                                  2,979                    --                       78,294
                                                 -----------             -----------                -----------

NET LOSS BEFORE INCOME TAXES                      (2,471,023)             (2,305,087)                (8,293,717)
                                                 -----------             -----------                -----------

INCOME TAX BENEFIT (STATE):
         Current                                     198,823                 210,553                    198,823
         Prior years                                    --                      --                      518,319
                                                 -----------             -----------                -----------
                  Total Benefit                      198,823                 210,553                    717,142
                                                 -----------             -----------                -----------

NET LOSS BEFORE DIVIDENDS                         (2,272,200)             (2,094,534)                (7,576,575)

DEEMED DIVIDENDS ON PREFERRED STOCK                     --                   188,412                    188,412
                                                 -----------             -----------                -----------

NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                                  (2,272,200)             (2,282,946)                (7,764,987)

PREFERRED STOCK DIVIDENDS DURING
    DEVELOPMENT STAGE                               (131,771)                (80,749)                  (443,140)
                                                 -----------             -----------                -----------

DEFICIT ACCUMULATED                              $(2,403,971)            $(2,363,695)               $(8,208,127)
                                                 ===========             ===========                ===========

EARNINGS PER SHARE:
NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                                 $(2,272,200)            $(2,282,946)
ADJUSTMENT FOR PREFERRED SHARE DIVIDENDS
    ACCUMULATED BUT UNPAID                            68,750                  68,750

LESS ALLOCABLE TO COMMON SHAREHOLDERS            $(2,340,950)            $(2,351,696)
                                                 ===========             ===========

NET LOSS PER SHARE - Basic and Diluted           $      (.19)            $      (.30)
                                                 ===========             ===========

WEIGHTED AVERAGE SHARES OUTSTANDING               12,075,448               7,818,400
                                                 ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the Year Ended December 30, 2004

                                                                                           DEFICIT        DEFICIT
                                            COMMON                   PREFERRED           ACCUMULATED       PRIOR
                                            STOCK                      STOCK               DURING            TO
                                  -----------------------      ----------------------    DEVELOPMENT     DEVELOPMENT
                                    Shares        Amount        Shares        Amount        STAGE           STAGE           TOTAL
                                  ---------      --------      --------      --------   -------------   -------------   ------------
Balance, December 31, 2002        6,247,730   $  3,663,424     275,000    $    12,950   $ (3,440,461)   $   (206,952)   $    28,961

Adjustment                          (21,912)

Sales of stock under
    Regulation D offering           715,000        659,000                                                                  659,000

Shares issued for services        1,509,003      1,506,556                                                                1,506,556

Shares in lieu of preferred
    dividends                       246,731        269,161                                  (80,749)                        188,412

Net loss for the period                                                                  (2,282,946)                     (2,282,946)

                                  ---------   ------------   ---------    -----------   -----------     -----------     -----------
Balance, December 31, 2003        8,696,552      6,098,141     275,000         12,950    (5,804,156)       (206,952)         99,983

Issuance of shares sold in the
    prior year                      130,000        130,000                                                                  130,000

Sales of stock under
    Regulation D offering         5,500,125      3,727,802                                                                3,727,802

Exercise of warrants                 75,000         93,750                                                                   93,750

Shares issued for services          687,665        661,306                                                                  661,306

Dividends - outstanding                                                                     (131,771)                      (131,771)

Dividends paid

Net loss for the period                                                                   (2,272,200)                    (2,272,200)
                                 ----------   ------------   ---------    -----------   ------------    ------------    -----------
Balance, December 31, 2004       15,089,342   $ 10,710,999     275,000    $    12,950   $ (8,208,127)   $   (206,952)   $ 2,308,870
                                 ==========   ============   =========    ===========   ============    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003

                                                                                            May 19, 1997
                                                                                         (Date of Inception)
                                                        Year 2004          Year 2003    to December 31, 2004
                                                        ---------          ---------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                              $(2,272,200)       $(2,282,946)       $(7,764,987)
Adjustments to reconcile net income to net cash
   consumed by operating activities:
        Charges not requiring the outlay of cash:
         Depreciation and amortization                    100,507             36,214            301,197
         Value of common stock issued for services        812,643          1,424,278          2,827,368
         Deemed dividends on preferred stock                                 188,412            188,412
         Interest accrued on shareholder loan               4,566             11,478             21,641
         (Increase) decrease in accrual of deferred
             tax benefit                                  (23,409)          (150,262)          (224,414)
        Changes in current assets and liabilities:
         Decrease (increase) in inventory                (324,527)          (197,914)          (709,281)
         (Increase) decrease in receivable  s            (138,684)            50,936           (138,684)
         Increase (decrease) in accounts payable
            and accrued liabilities                       224,280            214,014            918,184
         Increase in prepaid expense                         --                 --             (146,957)
                                                      -----------        -----------        -----------
                  Net Cash Consumed By
                       Operating Activities            (1,616,824)          (705,790)        (4,727,521)
                                                      -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                 (49,306)           (90,045)          (348,284)
Additions to patent cost                                  (80,939)            (9,385)          (157,931)
Advances to Filco Gmbh                                 (2,670,000)                           (2,670,000)
                                                      -----------        -----------        -----------
                  Net Cash Consumed By
                        Investing Activities           (2,800,245)           (99,430)        (3,176,215)
                                                      -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of common stock sales                      5,103,103            789,000          8,572,611
Proceeds from exercise of warrants                         93,750               --               93,750
Proceeds of option exercises                                5,944              5,900             14,344
Proceeds of sales of preferred stock                         --                 --               12,950
Proceeds (repayment) of stockholder loans                 (52,005)            (3,298)            35,120
Preferred stock dividends paid in cash                   (131,771)              --             (185,274)
Partial repayment of equipment note                          --                 (425)              (425)
                                                      -----------        -----------        -----------

                  Net Cash Provided By
                      Financing Activities              5,019,021            791,177          8,543,076
                                                      -----------        -----------        -----------
                  Net Increase (Decrease) In Cash         604,089            (14,043)           641,477
         Balance at beginning of period                    37,388             51,431               --
                                                      -----------        -----------        -----------
         Balance at end of period                     $   641,477        $    37,388        $   641,477
                                                      ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004



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

Development Stage Accounting
The Company is a development stage company, as defined in Statement of Financial Accounting Standards No. 7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. From inception to May 19, 1997, the Company has been in the development stage and all its efforts have been devoted to the development of a forklift vehicle with omni-directional technology that is suitable for market. Only relatively small amounts of revenue have been realized through December 31, 2004.

Basis of Presentation
The Company has incurred losses from inception of the development stage to May 19, 1997 of $8,247,432. Activities have been financed primarily through private placements of equity securities. The Company may need to raise additional capital through the issuance of debt or equity securities to fund its operations.

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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


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

Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values at December 31, 2004.

Advertising Costs
The Company expenses advertising costs when the advertisement occurs. There were no advertising costs incurred during 2004 and 2003.

                                 AIRTRAX, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2004


1.       (continued)

Stock Options
Stock options are occasionally awarded to employees, directors and outside parties as compensation for services. Such awards have been immediately exercisable. The Company accounts for stock-based compensation under the intrinsic method permitted by Accounting Principles Board Opinion No. 25. The following represents information about net loss and loss per share as if the Company had applied the provisions of Statement of Financial Accounting Standards ("SFAS")123. Accounting for Stock Based Compensation, to all options granted.

                                                  Year Ended December 31,
                                                           ($000's)

                                                       2004        2003
                                                       ----        ----

Net loss as reported                                $(2,272)    $(2,283)

Less Stock-based employee compensation
    determined under the Intrinsic Method               223          35

Add:  Stock bases compensation determined
    under the Fair Value Method                        -260         -35

Pro forma net loss                                  $(2,235)    $(2,283)
                                                    -------     -------

Loss per share:

Basic and diluted as reported                       $(.19)      $(.30)
                                                      ===         ===

Basic and diluted-pro forma                         $(.19)      $(.30)
                                                      ===         ===

Pursuant to the requirements of SFAS 123, the weighted average fair value of options granted during 2004 and 2003 were $.49 and $.98, respectively, on the dates of grant. The fair values were determined using a Black Scholes option-pricing model, using the following major assumptions:

                                              2004            2003
                                              ----            ----

Volatility                                   91.45%         130.4%
Risk-free interest rate                       3.63%           2.51%
Expected Life - years                         0.74            0.65

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

In December 2004, the FASB issued SFAS 123 (revise 2004), Share-Based Payment ("SFAS 123R"), which revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. In general, the accounting required by AFAS 123R is similar to that of SFAS 123. However, SFAS 123 gave companies a choice to either recognize the fair value of stock options in their income statements or to disclose the pro forma income statement effect of the fair value stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005.

         SFAS 123R permits adoption of its requirements using one of two transition methods:

                  1. A modified prospective transition ("MPT") method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date.

                  2 A modified retrospective transition ("MRT") method which includes the requirements of the MPT method described above, but also permits restatement of financial statements based on the amounts previously disclosed under SFAS 123's pro forma disclosure requirements either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

         The Corporation is currently evaluating the timing and manner in which it will adopt SFAS 123R.

         As permitted by SFAS 123, the Corporation currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, has recognized no compensation cost for employee stock options. Accordingly, adoption of SFAS 123R's fair value method will have a slight effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Segment Reporting
Management treats the operations of the Company as one segment.

Revenue Recognition
Revenue is realized from product sales and consulting services. Recognition occurs upon delivery of goods or services.

Common Stock
Common stock is often issued in return for product, services, and as dividends on the preferred stock. These issuances are assigned values equal to the value of the product or service received or the market value of the common stock, whichever is most clearly evident.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

2.       RELATED PARTY TRANSACTIONS

The majority shareholder corporation and the Company president make loans to the Company from time to time. The related notes accrue interest at 12% and are due on demand. The combined unpaid balance of principal and interest on these notes was $33,455 at December 31, 2004.

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

During 2004, each member of the Board of Directors received 10,000 shares for services as directors; these were valued at $50,500, reflecting the stock price at time of award.

In 2004, the president of the Company was granted 550,000 options, valued at $187,500.

Three employees were previously entitled under their employment contracts to 25,000 options each for each year of their contracts. One of these employees retired during 2004, exercising his remaining options. Another employee exercised his prior options and his 2004 options, for a total cost of $5,943. The last employee has outstanding options granted during 2002, 2003, and 2004.

Since June 1999 the Company has made its headquarters in premises owened by the company president which to date has been rent free.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

3.       STOCK OPTIONS

The Company awards options under employment contracts with three employees. These options entitle the employees to purchase company stock at discounted prices. These options have been immediately exercisable. there are no expiration dates to these options; and none was forfeited during either year. A summary of option activity is presented below.

                                                     2004               2003
                                                     ----               ----
                                                   Weighted           Weighted
                                                   Average             Average
                                                  Excerised           Excerised
                                                 -----------         ------------
                                              Shares      Price    Shares     Price
                                              -----------------    ----------------
 Options outstanding at beginning of year    115,000      $.38     247,500    $.20
 Options granted during year                 600,000       .74      50,000     .41
 Options exercised during year               (95,000)      .39    (182,500)    .14
 Options outstanding at end of year          620,000      $.73     115,000    $.38
 Weighted average Fair Value of
  options granted                                         $.47                %.92


Since June 1999, the Company has made its headquarters in premises owned by the Company president, which to date has been rent free.

4.       PRIVATE PLACEMENT OFFERINGS

The Company conducted private placement offerings during 2004 and 2003, primarily through an NASD registered broker dealer. These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. A total of 7,218,687 shares of common stock was sold under the offerings during 2004, and 845,000 shares were sold during 2003. These sales resulted in net proceeds of $5,103,103 and $789,000, respectively. Of the shares sold during 2004, 1,718,562 had not been issued at year end. There were 130,000 shares which had not been issued at the end of 2003; these were issued in 2004.

The shares issued through the registered broker dealer were sold as units, with each unit consisting of one share of stock and a warrant to purchase 50% of an additional share of stock. Other warrants were issued as compensation to the broker dealer. At December 31, 2004, there were 5,537,763 warrants outstanding at exercise price ranging between $1.00 and $2.50 per share.

A total of 3,388,882 shares were reserved for options and warrants at December 31, 2004.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004



5.       PREFERRED STOCK

The Company is authorized to issue 500,000 shares of preferred stock, without par value. At December 31, 2004, 275,000 of these shares had been issued. Each of these shares entitles the holder to a 5% cumulative dividend based on a $5 per share stated value. If sufficient cash is not available, or at the option of the shareholder, these dividends may be paid in common stock. If payment is in stock, it is to be valued at a price calculated at thirty percent of the lower of the last price traded in either a public or private transaction during the applicable quarter. This issue of preferred stock also provides a voting right of 10 votes for each share. The holder of this preferred stock is a corporation wholly owned by the Company president and chairman.

At December 31, 2000, $11,999 of dividends had accrued on the preferred stock but remained unpaid. An additional $68,750 of dividends accrued during 2001. The $80,749 combination of these two amounts was satisfied in March 2003 through the issuance of 246,731 shares of common stock. Additional dividends of $68,750 accrued during each of the years 2002, 2003, and 2004. Cash dividends of $131,771 were paid during 2004, leaving a balance of unpaid dividends of $74,479 at December 31, 2004.

The majority shareholder had the right at December 31, 2004 to acquire 248,263 shares of common stock as accrued and unpaid dividends under the features of the preferred stock issue.

A deemed dividend in the amount of $188,412 was charged to operations during 2003. This deemed dividend is the excess of the fair market value of the 246,731 shares issued in satisfaction of dividends on the preferred stock during 2003 over the discounted amount at which they were issued. This deemed dividend was added to paid in capital.

The characteristics of the remaining 225,000 preferred shares authorized have not been specified.

During December 2004 the Board of Directors approved the issuance of 100,000 shares of preferred stock to satisfy the remaining balance of unpaid preferred dividends. On advice of Company attorneys, the stock has not been issued pending stockholder approval. The 100,000 shares authorized by the Board would have characteristics identical to those of the currently outstanding preferred stock.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


6.       LOSS PER SHARE

Stock options were granted to two Company employees during 2004. In addition, dividends accrued on the preferred stock during 2004 and 2003 (see Note 4) which at the option of the preferred shareholder could be paid in common stock. There also were warrants outstanding to purchase common stock (see Note 3). These shares and warrants were not included in the calculation of earnings per share because such inclusion would have an antidilutive effect.


7.       INCOME TAXES

The Company has experienced losses each year since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. At December 31, 2004, the Company had NOL carryforwards of $8,099,640 available for Federal taxes and $2,493,486 for New Jersey taxes. The potential tax benefit of the state NOL's has been recognized on the books of the Company; the potential benefit of the Federal NOL's has been offset by a valuation allowance. If not used, these Federal carryforwards will expire as follows:

        2011      $   206,952
        2012          129,092
        2018          486,799
        2019          682,589
        2020          501,169
        2021          775,403
        2022          590,764
        2023        2,233,386
        2024        2,493,486

During the year 2004, the Company realized $175,414 from the sale, as permitted by New Jersey law, of its rights to use the New Jersey NOL'S and research and development credits that had accrued during 2003. These potential New Jersey offsets for periods prior to 2004 are, thus, no longer available to the Company.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:
                                        Current      Non-current         Total
                                       --------     -------------       -------
   Deferred Tax Assets                 $995,899     $  1,806,175     $ 2,802,074
   Valuation Allowance                  771,485        1,806,175       2,577,660
                                       --------     ------------     -----------
         Balance Recognized            $224,414     $          -     $   224,414
                                       ========     ============     ===========

The entire balance of the valuation allowance relates to Federal taxes. Since state tax benefits for years prior to 2004 have been realized, no reserve is deemed necessary for the benefit of state tax losses of 2004.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



8.       RENTALS UNDER OPERATING LEASES

At present, the Company is not obligated under any operating lease. The Company rents warehouse space on a month to month basis.

                              Rent expense amounted to $49,500 in 2004 and
$36,000 in 2003.

9.       SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest and income taxes is presented below:

                                        2004                         2003
                                        ----                         ----

         Interest                    $26,329                      $35,828
         Income taxes                      0                          500

There were no noncash investing activities during either 2004 or 2003. The following noncash financing activities occurred:

     a. Shares of common stock were issued for services during 2004 and 2003; these totaled 687,665 and 1,509,003 shares, respectively.

     b. During 2004, 130,000 shares were issued in settlement of stock sales which took place during 2003.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


10.      CONTINGENCIES

On February 19, 2004, the Company reached a tentative agreement to purchase capital stock of FiLCO GmbH., a German manufacturer of fork trucks (formerly Clark Material Handling Company of Europe) with a manufacturing facility in Mulheim, Germany (FiLCO). It is expected that the Company will acquire 75.1% of FiLCO. Until the Company finalizes certain union issues regarding the acquisition, the Company agreed to make advances to FiLCO. Through December 31, 2004, advances totaling $2,670,000 had been made. These advances may be converted to capital on the books of FiLCO if the acquisition is completed. The seller, who will continue to own the remaining 24.9% of the FiLCO stock, has agreed that if the Company converts its advances to capital he also will convert to FiLCO capital a loan of 1,225,000 Euros that FiLCO owes to him. As additional consideration for this FiLCO stock purchase, FiLCO would pay the seller 12,750 Euros and the Company would issue to the seller 900,000 warrants to purchase Company stock; these warrants would be exercisable at $.01 per share. The Company has appointed the seller of the FiLCO stock a director of the Company and, if the purchase is concluded, would grant him options to purchase 100,000 shares of Company stock for $.01. Additionally, the Company agreed to advance funds, if needed, to FiLCO to provide for its working capital needs. Any advances made under the latter provision would be collateralized by the remaining 24.9% of FiLCO stock and would be repaid only from dividends paid on the stock.

The Company also agreed as part of the tentative agreement to make available to the management of FiLCO 100,000 shares of Company common stock and options to purchase another 100,000 shares.

As of March 28, 2005, the Company had not concluded the contract and had not issued any of the warrants or options contemplated by the tentative agreement.

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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


11.      SUBSEQUENT EVENTS

On April 6, 2005, the certificate of incorporation of the Company was amended to increase the number of authorized shares, as follows:

                  Common           100,000,000 shares of no par stock
                  Preferred          5,000,000 shares of no par stock

The characteristics of these shares are unchanged from the shares previous authorized.


12.      RECENT ACCOUTNING PRONOUNCEMENTS

Except for the expected effect of SEAS 123R which is described in Note 1 under Stock Options, the Company does not expect adoption of rectly issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer/chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors are elected at each meeting of stockholders and hold office until the next annual meeting of stockholders and the election and qualifications of their successors. Executive officers are elected by and serve at the discretion of the board of directors.

Our executive officers and directors are as follows:



Name                     Age    Position
----                     ---    --------

Peter Amico              61     President and Chairman of the Board of Directors

D. Barney Harris         43     Executive Vice President and Director

Frank A. Basile, Esq     68     Director

James Hudson             61     Director

William Hungerville      68     Director

Fil Filipov              58     Director



Peter Amico - Mr. Amico is the founder of the Company and has been President and Chairman of the Company and its predecessor since their inception in April 1995. Prior to 1995, Mr. Amico was president and majority shareholder of Titan Aviation and Helicopter Services, Inc. ("Titan"). He has an extensive background in sales and in structural steel design. His career in sales has spanned over thirty years and he has held sales positions at Firestone Tire & Rubber and Union Steel Products, Inc. As a consequence of separate helicopter and airplane accidents involving Titan, Mr. Amico filed for bankruptcy protection in 1996.

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

Fil Filipov - Mr. Filipov is the Chairman of Supervisory Board of Tatra, a Czech Company, which is producing off highway trucks. He is the former President & CEO of Terex Cranes, a Division of Terex Corp. From 1994 through 1996, Mr. Filipov served as Executive Vice President of the Terex Corp., where he was responsible for strategic acquisitions and was the Managing Director of Clark Material Handling Company in Germany (Filco GmbH). If the acquisition of Filco GmbH is completed Mr. Filipov will retain 24.9% of Filco GmbH.

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

Code of Ethics

We have not adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.

Committees of the Board of Directors

As of December 31, 2004, we have an audit committee of our board of directors, which was formed on November 30, 2004. The audit committee's charter was adopted on April 13, 2005.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT, AS AMENDED.

Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any Forms 3, 4 and/or 5 which certain of our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2004, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth for the fiscal year indicated the compensation paid by our company to our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000:

                           Summary Compensation Table:
                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION


                                      Other
                                                             Annual      Restricted     Options      LTIP
   Name & Principal                Salary        Bonus       Compen-       Stock         SARs       Payouts      All Other
       Position           Year       ($)          ($)        sation ($)   Awards($)       (#)         ($)      Compensation
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Peter Amico               2004    116,826(1)       0         237,500(3)       -            -            -             -
President and Chairman    2003     88,462(1)       0          64,000(2)       -            -            -             -
of the Board of Directors 2002     84,135(1)       0          51,399(2)       -            -            -             -
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------

(1) During 2004, Mr. Amico was entitled to receive a salary of $185,000, however $116, 825.62 was paid and the balance was deferred for future payment. During 2003, Mr. Amico was entitled to receive a salary of $100,000, however $88,461.68 was paid and the balance was deferred for future payment. In 2002, $84,135 was paid as salary to Mr. Amico and $3,365 balance deferred for future payment. In 2002 and 2003, Mr. Amico received the use of a company automobile which the Company valued at $1,000.

(2) Pursuant to his employment agreement for the year 2004 through 2005, Mr. Amico had outstanding options to acquire a total of 500,000 shares at a total price of $0.85 per share. Pursuant to his employment agreement for the year 2003 through 2004, Mr. Amico had outstanding options to acquire a total of 50,000 shares at a total price of $0.01. Pursuant to previous employment agreements, Mr. Amico had outstanding options to acquire a total of 180,000 shares of common stock of the Company. Of these options, 20,000 shares wee exercised at a total price of $2.00, 50,000 shares were exercised at $0.315 per share, 60,000 shares wee exercised at a price of $0.1575 per share, and 50,000 shares were exercised at a total price of $0.01. On February 12, 2003, Mr. Amico exercised all of his options in exchange for the payment of $25,202. The fair market value of the underlying common stock was $1.26 per share, on the close of business on the exercise date of February 12, 2003. The amount for 2003 represents the number of options (50,000) multiplied by the fair market ($1.26) less his exercise costs of $0.01. The amount for 2002 represents the number of options (50,000) multiplied by the fair market ($1.26) less his exercise costs of $12,601. The amount for 2001 represents the number of options (50,000) multiplied by the fair market ($1.26) less his exercise costs of $12,601. In addition, for 2002 and 2003, the amounts include $1,000 for the value of an automobile usage.

(3) The value for the year 2004 is based upon statements of financial accounting standards no. 123 and 148, which became a mandatory method for valuing options in 2004.

EMPLOYMENT AGREEMENTS

The Company and Peter Amico have entered into written employment agreements for Mr. Amico's role as President of the Company. The parties entered into an agreement covering the period from April 1997 to June 30, 2002 ("Original Employment Agreement"). Effective July 1, 2002, the parties entered into a second employment agreement for a one year term ("Second Employment Agreement"). Agreements for the year 2003 through 2004 and 2004 through 2006 were agreed to on November30, 2004.

Under the Original Employment Agreement, Mr. Amico received an annual salary of $75,000 per year, and received stock options to acquire up to 50,000 shares per annum. Of the options, 10,000 shares were exercisable for a total consideration of a $1.00 beginning in year three of the contract, 25,000 shares were exercisable at 30% of the lowest price paid for the stock in the 30 day period preceding such exercise for each year of the contract, and 15,000 shares were exercisable at 15% of the lowest price paid for the stock in the 30 day period preceding such exercise beginning in year three of the contract.

Under the Second Employment Agreement, Mr. Amico was entitled to receive an annual salary of $100,000, and receive an option to acquire 50,000 shares of common stock of the Company for a total exercise price of $0.01. The Company may terminate the agreement without cause upon 14 days' written notice to the Employee.

Under the Employment Agreement, ratified by the Board of Directors on November 30, 2004 for the period of July, 1 2003 through June 30, 2004, Mr. Amico was entitled to receive an annual salary of $135,000, and receive an option to acquire 50,000 shares of our common stock for a total exercise price of $0.01. We may terminate the agreement without cause upon 14 days' written notice to the Mr. Amico.

Under a two year Employment Agreement, ratified by the Board of Directors on November 30, 2004 for the period of July 1, 2004 through June 30, 2005, Mr. Amico is entitled to receive an annual salary of $200,000, and receives options to purchase up to 500,000 shares of our common stock per year at a rate equal to the "bid" price of the stock per share on the beginning date of the employment agreement. All options have a cashless exercise. We may terminate the agreement without cause upon 14 days' written notice to Mr. Amico. Under the second year of the above Employment Agreement, for the period of July 1, 2005 through June 30,2006, Mr. Amico is entitled to receive an annual salary of $250,000, and options to purchase up to 750,000 shares of our common stock per year at the rate equal to the "bid" price of the stock per share on the beginning date of the employment agreement. All options have a cashless exercise. We may terminate the agreement without cause upon 14 days' written notice to Mr. Amico.

DIRECTORS' COMPENSATION

The Company's directors are compensated at the rate of $250 per meeting and are reimbursed for expenses incurred by them in connection with the Company's business. During 2002 and 2001, each director, other than Mr. Amico, received an annual stock option to purchase 5,000 shares of common stock exercisable at $0.50 per share. During 2003, each director received a stock grant of 10,000 shares of the Company's common stock. During 2004, each director received a stock grant of 10,000 shares of the Company's common stock. The Company's board of directors approved a stock grant in the amount of 20,000 shares of common stock for its board of directors for 2005, conditional upon the Company having revenues.

Other than as described above, the Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the table. The Company will approve compensation to Board members serving on the Audit Committee of the Company during the next scheduled Board meeting.

OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2004:

Individual Grants


                                  Number of
                                  Securities         % of Total Options
                                  Underlying         Granted to
                                  Options Granted    Employees in Fiscal    Exercise        Expiration Date
Name                              (#)                Year                   Price ($/sh)
----------------------           ----------------------------------------------------------------------------
Peter Amico                       50,000            8% (1)                 $   -(1)        None(1)
President and Chairman           500,000            83%(1)                 $.85 (1)        None(1)


(1) Pursuant to his employment agreement for the year 2004 through 2005, Mr. Amico has outstanding options to acquire a total of 500,000 shares at a total price of $0.85 per share. Pursuant to his employment agreement for the year 2003 through 2004, Mr. Amico has outstanding options to acquire a total of 50,000 shares at a total price of $0.01.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table contains information concerning the number and value, at December 31, 2004, of unexercised options held by executive officers named in the Summary Compensation Table:

                                                                                Value  of   Unexercised   In-the-Money
                      Number of Securities  Underlying Unexercised Options at   Options       at          FY-End   ($)
Name                          FY-End (#)   (Exercisable/Unexercisable)          (Exercisable/Unexercisable)
---------------------- -----------------------------------------------------------------------------------------------
Peter Amico                  50,000            50,000                            .85                       $42,500
President and Chairman      500,000           500,000                            .39                      $195,000

                               STOCK OPTION PLANS

The Company provided a stock grant for its board of directors for 2004, as described above under the heading entitled "Directors Compensation".

Other than as described above, the Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the table.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

The following table identifies as of March 31, 2005 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of its common stock and Preferred Stock of the Company, the number of and percent of the Company's common stock beneficially owned by:

o all directors and nominees, naming them,
o our executive officers,
o our directors and executive officers as a group, without naming them, and o persons or groups known by us to own beneficially 5% or more of our common stock:

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 31, 2005 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 31, 2005 have been exercised and converted.



Peter Amico(1)                     Common Stock     1,870,623 (6)     8.80% (2)
870B Central Avenue             Preferred Stock     3,750,000 (3)(5)   100%
Hammonton, NJ 08037

D. Barney Harris(1)                Common Stock       236,025 (7)     1.11% (2)
870B Central Avenue             Preferred Stock             0            0%
Hammonton, NJ 08037

Frank Basile(1)                    Common Stock       142,873 (8)         *
870B Central Avenue             Preferred Stock             0            0%
Hammonton, NJ 08037

James Hudson(1)                    Common Stock        75,800 (9)         *
870B Central Avenue             Preferred Stock             0            0%
Hammonton, NJ 08037

William Hungerville(1)             Common Stock       165,950 (10)     *(2)
870B Central Avenue             Preferred Stock             0            0%
Hammonton, NJ 08037

All Officers and Directors         Common Stock     2,491,271 (11)   11.72% (2)
As a Group (5 persons)          Preferred Stock     3,750,000          100%


Arcon Corp.                        Common Stock     1,580,623 (4)     7.44% (2)
870B Central Avenue             Preferred Stock     3,750,000 (3)(5)   100%
Hammonton, NJ 08037


*Less than 1%

(1) The address of each beneficial owner is the address of the Company.

(2) Based on 21,256,215 shares of common stock outstanding as of March 31, 2005, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3) Based upon 375,000 outstanding shares of preferred stock after giving effect to the 10 for 1 voting rights. Arcon was authorized to receive an additional 100,000 shares of preferred stock in lieu of 221,892 shares of common stock of the Company in lieu of the cash payment for the balance of the dividend.

(4) Represents 1,580,623 shares held by Arcon Corp., a corporation wholly owned by Mr. Amico ("Arcon"), and however, excludes common stock that may be issued to Arcon as a dividend on the preferred stock.

(5) Represents shares held by Arcon.

(6) Represents 1,580,623 shares of common stock held by Arcon as stated in footnote (4) above, and 305,000 shares of common stock held individually by Mr. Amico.

(7) Represents 200,625 shares of common stock held individually, 25,000 shares of common stock issuable under his employment agreement, and 5,000 shares of common stock issuable upon exercise of director's options for 2002.

(8) Represents 100,000 shares held individually, 15,000 shares of common stock issuable upon exercise under director's options for 2002 and 2001, 12,046 shares held by an affiliate, and 10,000 shares held by his spouse. The amount excludes shares of common stock to the Company's that may be granted to directors during 2005.

(9) Represents 41,300 shares of common stock held by an affiliate. The amount excludes shares of common stock to the Company's that may be granted to directors during 2005.

(10) Represents 34,300 shares of common stock held individually, 700 shares held by his spouse and 10,000 shares held by a family trust. The amount excludes shares of common stock to the Company's that may be granted to directors during 2005.

(11) Includes (4), (6), (7), (8), (9), and (10).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Arcon Corp., a corporation wholly owned by the Company's chairman and president, owns 375,000 shares of preferred stock of the Company. Each share of Preferred Stock is entitled to 10 voting rights on all matters on which shareholders are entitled to vote. The preferred stock has a stated value per share of $5.00 and an annual dividend per share equal to 5% of the stated value. The annual cash dividend as of December 31, 2004 was $68,750. Dividends are cumulative and the holder has a right during any quarter to waive any cash dividend and receive the dividend in the form of common stock at a price per share equal to 30% of the lowest private offering or trading price of the common stock. The preferred stock is not convertible into common stock, however, has a preference over common stockholders upon liquidation equal to the stated value per share. For fiscal year 2001, Arcon received 246,731 shares of common stock of the Company in lieu of the cash dividend. For fiscal year 2002, Arcon received a cash dividend of $17,187.50, and received 100,000 preferred shares in lieu of 221,892 shares of common stock of the Company in lieu of the cash payment for the balance of the dividend. For fiscal year 2003, Arcon expects to receive 19,097 shares of common stock in lieu of the cash payment of the dividend. In 2004, Arcon received payments of $17,187.50 for dividends due in 2002, $63,020.86 for dividends due in 2003 and $51,562.52 for dividends due in 2004, of which $17,187.50 remains payable in accrued dividends to Arcon.

Arcon Corp. and the Company's President have made loans from time to time to the Company in varying amounts. The loan is due on demand and bears interest at 12%. As of December 31, 2004, the loan balance was $33,455.

Mrs. Patricia Amico, the wife of the Company's President, performed services to the Company during 2004, 2003, 2002, and 2001 for which she received $13,030, $11,579, $9,930, and $9,126, respectively.

Mr. Frank Basile, a director of the Company, is a partner of a law firm that performed legal services to the Company during fiscal 2004, 2003 and 2002. The billing amount for such services for each year was less than $10,000.

During 2002 and 2001, each director of the Company, other than Mr. Amico, received a stock option to acquire 5,000 shares of common stock at a price per share of $0.50, and in 2003, each director, other than Mr. Amico, received a grant from the Company of 10,000 shares of common stock, and in 2004, each director received a grant from the Company in the amount of 10,000 shares of common stock.

ITEM 13. EXHIBITS.

(a) Exhibits.

The following exhibits are included as part of this Form 10-KSB. References to "the Company" in this Exhibit List mean Airtrax, Inc., a New Jersey corporation.


3.1 Certificate of Incorporation of Airtrax, Inc. dated April 11, 1997. (Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).

3.2 Certificate of Correction of the Company dated April 30, 2000 (Filed as an exhibit to Company's Form 8-K filed with the Securities and Exchange Commission on November 17, 1999).

3.3 Certificate of Amendment of Certificate of Incorporation dated March 19, 2001 (Filed as an exhibit to Company's Form 8-K filed with the Securities and Exchange Commission on November 17, 1999).

3.4 Amended and Restated By-Laws of the Company. (Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).

4.1 Form of Common Stock Purchase Warrant issued to investors pursuant to the May 2004 private placement.

4.2 Form of Common Stock Purchase Warrant dated as of November 22, 2004 and November 23, 2004. (Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on November 30, 2004).

10.1 Agreement and Plan of Merger by and between MAS Acquisition IX Corp. and Airtrax , Inc. dated November 5, 1999. (Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on January 13, 2000).

10.2 Employment agreement dated April 1, 1997 by and between the Company and Peter Amico. (Filed as an exhibit to the Company's Form 8-K/A filed with the Securities and Exchange Commission on January 13, 2000).

10.3 Employment agreement dated July 12, 1999, by and between the Company and D. Barney Harris. (Filed as an exhibit to the Company's Form 8-K/A filed with the Securities and Exchange Commission on November 19, 1999).


10.4 Consulting Agreement by and between MAS Financial Corp. and Airtrax, Inc. dated October 26, 1999. (Filed as exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).

10.5 Employment Agreement effective July 1, 2002 by and between the Company and Peter Amico (filed as an exhibit to the Company's Form 10-KSB for the period ended December 31, 2002)

10.6 Agreement dated July 15, 2002 by and between the Company and Swingbridge Capital LLC and Brian Klanica. (Filed as an exhibit to the Company's Form 8-K filed on August 7, 2002).

10.7 Purchase Agreement, dated November 22, 2004, by and among Airtrax, Inc. and Excalibur Limited Partnership, Stonestreet Limited Partnership, Whalehaven Capital Fund. (Filed as an exhibit to the Company's Form 8-K filed on November 30, 2004).

10.8 Joinder to the Purchase Agreement, dated November 23, 2004, by and among Airtrax, Inc. and Excalibur Limited Partnership, Stonestreet Limited Partnership and Linda Hechter. (Filed as an exhibit to the Company's Form 8-K filed on November 30, 2004).

10.9 Registration Rights Agreement, dated November 22, 2004, by and among Airtrax, Inc. and Excalibur Limited Partnership, Stonestreet Limited Partnership, Whalehaven Capital Fund and First Montauk Securities Corp. (Filed as an exhibit to the Company's Form 8-K filed on November 30, 2004).

10.10 Joinder to the Registration Rights Agreement, dated November 23, 2004, by and among Airtrax, Inc. and Excalibur Limited Partnership, Stonestreet Limited Partnership, Linda Hechter and First Montauk Securities Corp. (Filed as an exhibit to the Company's Form 8-K filed on November 30, 2004).

10.11 Subscription Agreement, dated February 11, 2005, by and among Airtrax, Inc. and the investors named on the signature page thereto (Filed as an exhibit to the Company's Form 8-K filed on February 11, 2005).

10.12 Form of Series A Convertible Note of Airtrax, Inc. dated as of February 11, 2005 (Filed as an exhibit to the Company's Form 8-K filed on February 11, 2005).

10.13 Form of Class A Common Stock Purchase Warrant of Airtrax, Inc. dated as of February 11, 2005 (Filed as an exhibit to the Company's Form 8-K filed on February 11, 2005).

10.14 Form of Class B Common Stock Purchase Warrant of Airtrax, Inc. dated as of February 11, 2005 (Filed as an exhibit to the Company's Form 8-K filed on February 11, 2005).

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $21,012 and $19,307, respectively, for the years ended December 31, 2004 and December 31, 2003.

Audit-Related Fees

We incurred fees of $0 and $0, respectively, for the years ended December 31, 2004 and December 31, 2003 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

Tax Fees

The aggregate fees billed by our auditors for tax compliance matters were $780 and $745 respectively, for the fiscal years ended December 31, 2004 and December 31, 2003.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the years ended December 31, 2004 and December 31, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     AIRTRAX, INC., A NEW JERSEY CORPORATION




By: /s/ Peter Amico
    ------------------------------------
    Peter Amico, President,
    Chief Executive Officer, Chairman of
    the Board of Directors, and Acting
    Chief Financial Officer

                                    April 15, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                        TITLE                    DATE
----------------------------  -----------------------------  -------------------

By: /s/ Peter Amico                President, Chief
   ----------------             Executive Officer, Acting    April 15, 2005
        Peter Amico             Chief Financial Officer
                                     and Director


By: /s/ D. Barney Harris
   -----------------------
        D. Barney Harris               Director              April 15, 2005


By: /s/James Hudson
   -----------------------
       James Hudson                    Director              April 15, 2005

By: /s/Frank Basile
   -----------------------
       Frank Basile                    Director              April 15, 2005


By: /s/William Hungerville
   -----------------------
       William Hungerville             Director              April 15, 2005


By: /s/Fil Filipov
  ------------------------
       Fil Filipov                     Director              April 15, 2005