Form 10QSB
period 2005-03-31
AIRTRAX INC
filed 2005-05-16
CIK 1081372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2005, the issuer had 21,703,039 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes [ ] No [X]

                                  AIRTRAX, INC.
                 MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB



                                TABLE OF CONTENTS

                                                                           PAGE

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Balance Sheets                                                                4

Statements of Operations and Deficit Accumulated During
Development Stage                                                             5

Statements of Cash Flows                                                      6

Notes to Financial Statements                                                 7

Special Note Regarding Forward Looking Statements                            10

Item 2.   Management's Discussion and Analysis or Plan of Operations         11

Item 3.   Controls and Procedures                                            12

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        13

Item 3.   Defaults Upon Senior Securities                                    13

Item 4.   Submission of Matters to a Vote of Security Holders                13

Item 5.   Other Information                                                  14

Item 6.   Exhibits                                                           14

SIGNATURES                                                                   16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  AIRTRAX, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2005

                                   (Unaudited)



                                    CONTENTS
                                    --------





                                                                        Page
                                                                        ----

        Balance Sheets                                                    4

        Statements of Operations and Deficit Accumulated
        During Development Stage                                          5

        Statements of Cash Flows                                          6

        Notes to Financial Statements                                     7

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                 March 31, 2005  December 31, 2004
                                                                  (Unaudited)      (Audited)
                                                                  -----------     -----------
                                     ASSETS
                                     ------
Current Assets
         Cash .................................................   $  3,187,890    $    641,477
         Accounts receivable ..................................         76,991            --
         Accrued interest receivable ..........................        147,447          86,667
         Inventory ............................................      1,050,552         709,281
         Prepaid expenses .....................................           --
                                                                                         5,113
         Vendor advance .......................................        129,017          52,017
         Deferred tax asset ...................................        282,559         224,414
                                                                  ------------    ------------
                  Total current assets ........................   $  4,874,456    $  1,718,969

Fixed Assets
         Office furniture and equipment .......................         96,807          90,714
         Automotive equipment .................................         21,221          21,221

         Shop equipment .......................................         26,446          24,553
         Casts and tooling ....................................        205,485         205,485
                                                                  ------------    ------------
                                                                       349,959         341,973
         Less, accumulated depreciation .......................        257,489         248,386
                                                                  ------------    ------------
                  Net fixed assets ............................         92,470          93,587

Other Assets
         Advances to FiLCO GmbH ...............................      3,825,000       2,670,000
         Patents - net ........................................        129,970         117,402
         Utility deposits .....................................             65              65
                                                                  ------------    ------------
                  Total other assets ..........................      3,955,035       2,787,467
                                                                  ------------    ------------
              TOTAL ASSETS ....................................   $  8,921,961    $  4,600,023
                                                                  ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable .....................................   $    446,845    $    394,959
         Accrued liabilities ..................................        463,013         459,565
         Shareholder deposits for stock .......................           --
                                                                                     1,403,174
         Shareholder notes payable ............................         34,459          33,455
                                                                  ------------    ------------
                  Total current liabilities ...................        944,317    $  2,291,153

Stockholders' Equity
         Common stock - authorized, 100,000,000 shares without
            par value; 21,216,215 and 15,089,342 issued and
                outstanding, respectively .....................     16,999,584      10,710,999
         Preferred stock - authorized, 5,000,000 shares without
            par value; 275,000 issued and outstanding .........         12,950          12,950
         Deficit accumulated during the development stage .....     (8,827,938)     (8,208,127)
         Deficit prior to development stage ...................       (206,952)       (206,952)
                                                                  ------------    ------------
                  Total stockholders' equity ..................      7,977,644       2,308,870

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY ..............................   $  8,921,961    $  4,600,023
                                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
            For the Three Month Periods Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                May 19, 1997
                                                                             (Date of Inception)
                                                  2005             2004       to March 31, 2005
                                               -----------       -----------   -------------
SALES ......................................   $     76,991    $       --      $  1,100,114

COST OF GOODS SOLD .........................         52,361            --           522,732
                                               ------------    ------------    ------------
                  Gross Profit (Loss) ......         24,630            --           577,382

OPERATING AND ADMINISTRATIVE EXPENSES ......        723,594         298,809       9,559,960
                                               ------------    ------------    ------------
OPERATING LOSS .............................       (698,964)       (298,809)     (8,982,578)

OTHER INCOME AND EXPENSE
         Interest expense ..................        (40,272)         (7,604)       (215,336)
         Interest income ...................         61,144            --           147,811
         Other income ......................            136            --            78,430
                                               ------------    ------------    ------------
LOSS BEFORE INCOME TAXES ...................       (677,956)       (306,413)     (8,971,673)
                                               ------------    ------------    ------------
INCOME TAX BENEFIT (STATE):
         Current ...........................         58,145          25,959          58,145
         Prior years .......................           --              --           717,142
                                               ------------    ------------    ------------
                  Total Benefit ............         58,145          25,959         775,287
                                               ------------    ------------    ------------
LOSS ACCUMULATED DURING
         DEVELOPMENT STAGE .................       (619,811)       (280,454)     (8,196,386)

DEEMED DIVIDEND ON PREFERRED STOCK .........           --              --           188,412
                                               ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS ...........................       (619,811)       (280,454)     (8,384,798)

PREFERRED STOCK DIVIDENDS DURING
         DEVELOPMENT STAGE .................           --           (45,833)       (443,140)
                                               ------------    ------------    ------------
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE   $   (619,811)   $   (326,287)   $ (8,827,938)
                                               ============    ============    ============
EARNINGS PER SHARE:

NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS ...........................   $   (619,811)   $   (280,454)

ADJUSTMENT FOR PREFERRED DIVIDENDS .........        (17,188)        (17,188)
                                               ------------    ------------
LOSS ALLOCABLE TO COMMON
    SHAREHOLDERS ...........................   $   (636,999)   $   (297,642)
                                               ============    ============
NET LOSS PER SHARE-
    Basic and Diluted ......................   $       (.04)   $       (.03)

WEIGHTED AVERAGE SHARES OUTSTANDING ........     15,523,209       9,336,042

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                          May 19, 1997
                                                                                            (Date of
                                                                                           Inception)
                                                              2005             2004     to March 31, 2005
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss ..............................................   $   (619,811)   $   (280,454)   $ (8,384,798)

Adjustments to reconcile net income to net cash
   consumed by operating activities:
        Charges not requiring the outlay of cash:
            Depreciation and amortization .............         10,833           9,053         312,030
            Value of common stock issued for services .          5,113         145,539       2,832,481
            Value of options granted for services .....         83,650            --            83,650
            Increase in accrual of deferred tax benefit        (58,145)        (25,959)       (282,559)
            Deemed dividends on preferred stock .......           --              --           188,412
            Interest accrued on shareholder loan ......          1,004           1,998          22,645

        Changes in current assets and liabilities:
             Increase in accrued interest receivable ..        (60,780)           --          (147,447)
             Increase in accounts receivable ..........        (76,991)           --           (76,991)
             Increase in vendor advances ..............        (77,000)           --          (129,017)
             (Decrease) Increase in accounts payable
                 and accrued liabilities ..............        (30,318)       (269,923)        887,866
            Increase in prepaid expense ...............           --              --          (146,957)
             Increase in inventory ....................       (341,271)        (43,076)     (1,050,552)
                                                          ------------    ------------    ------------


                  Net Cash Consumed By
                       Operating Activities ...........     (1,163,716)       (462,822)     (5,891,237)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment .............................         (7,986)         (2,427)       (356,270)
Additions to patent cost ..............................        (14,298)           --          (172,229)
Advances to FiLCO GmbH ................................     (1,155,000)       (500,000)     (3,825,000)
                                                          ------------    ------------    ------------
                  Net Cash Consumed By
                        Investing Activities ..........     (1,177,284)       (502,427)     (4,353,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of issuance of convertible debt ..........      4,277,500       1,213,874       4,277,500
Net proceeds of common stock sales ....................         55,000            --         8,627,611
Proceeds from option exercises ........................           --              --            14,344
Proceeds from exercise of warrants ....................        554,913            --           648,663
Proceeds of sales of preferred stock ..................           --              --            12,950
Borrowings (repayments) of stockholder loans ..........           --           (52,005)         35,120
Preferred stock dividends paid in cash ................           --           (45,833)       (185,274)
Principal payments on installment note ................           --              (349)           (425)
                                                          ------------    ------------    ------------
                  Net Cash Provided By
                      Financing Activities ............      4,887,413       1,115,687      13,430,489
                                                          ------------    ------------    ------------
                  Net Increase (Decrease) In Cash .....      2,546,413         150,438       3,187,890
         Balance at beginning of period ...............        641,477          37,388            --
                                                          ------------    ------------    ------------
         Balance at end of period .....................   $  3,187,890    $    187,286    $  3,187,890
                                                          ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)



1.   BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. ("the Company") as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004, respectively, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.   CAPITAL STOCK

The certificate of incorporation was amended on March 28, 2005 to increase the number of authorized shares to 100,000,000 for the common no par stock, and 5,000,000 for the preferred no par stock.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


3.   COMMON STOCK AND WARRANTS

On February 11, 2005, the Company issued $5,000,000 of 6% convertible promissory notes, which were convertible into Company common stock and two classes of warrants to purchase Company common stock. The notes were to mature on August 10, 2005. The Company retained the right to require conversion of the notes at a price of $1.30 per share. Conversion occurred on March 29, 2005 and 3,846,154 shares of common stock were issued. In addition, warrants to purchase common stock were issued in connection with this transaction as follows: 1,923,077 Class A warrants and 961,538 Class B warrants. The Class A warrants are exercisable for a five year period at a price per share of $1.85; the Class B warrants are exercisable for a five year period at a price per share of $2.11. As partial compensation, the broker-dealer which arranged this transaction was awarded 384,616 warrants to purchase common stock at $1.85 per share.

A total of 8,144,852 warrants was outstanding at March 31, 2005, as follows:
                                                                         Other
                                             Class A       Class B     Warrants
                                             ---------     -------   ----------
   Outstanding at December 31, 2004                                   5,537,763
   Issued in connection with conversion
       of convertible notes                  1,923,077     961,538      384,616
                                             ---------     -------   ----------
                                             1,923,077     961,538    5,922,379

   Reductions during quarter:
       Warrants exercised                                              (462,142)
       Warrants voided                                                 (200,000)
                                             ---------     -------   ----------
                                             1,923,077     961,538    5,260,237
                                                                     ----------
                                                                      8,144,852
                                                                     ==========

A total of 6,126,873 shares of common stock was issued during the first quarter of 2005, as follows:

       Conversion of $5,000,000 notes                                3,846,154
       Private placement sales                                          68,750
       Shares issued based on warrants exercised                       462,142
       Issuance of shares sold in prior year                         1,749,827
                                                                     ---------
           Total shares issued                                       6,126,873
                                                                     =========

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


4.   SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest was $4 and $2,735 respectively, for the quarters ended March 31, 2005, and March 31, 2004. There was no cash paid for income taxes during either the 2005 or 2004 quarters.

Shares of common stock sold during 2004 were issued during 2005. Proceeds of these stock sales were $1,403,174.

5.   OPERATING AND ADMINISTRATIVE EXPENSES

The following expenses are unaudited

                                   3 Months Ended    3 Months Ended
                                      3/31/05            3/31/04
                                   --------------    --------------
Officer's Compensation              $  83,650         $       -
Salaries                              121,594            67,270
Marketing Expense                     133,012             7,459
Production Costs                      100,903            16,350
Professional Fees                     118,364            32,607
Consulting-Administrative               5,113            51,250
Consulting-Marketing                        -            75,000
Other Expenses                        160,958            48,873
                                   -----------        ----------
             Totals                  $723,594          $298,809
                                   ===========        ==========

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)



6.   CONTINGENCIES

The Company has a tentative agreement to purchase 75.1% of the stock of FiLCO GmbH (FiLCO)., a German manufacturer of fork trucks with a manufacturing facility in Mulheim, Germany. During the pendency of this tentative agreement, the Company agreed to make advances to FiLCO. Through March 31, 2005, loans totaling $3,825,000 had been made. Under the provisions of the tentative agreement, advances of $1,300,000 would be converted to FiLCO capital and the seller, who will continue to own the remaining 24.9% of the FiLCO stock, would convert to FiLCO capital a loan of 1,225,000 Euros that FiLCO owes to him. As additional consideration for this FiLCO stock purchase, the Company agreed to pay the seller 12,750 Euros and to issue to the seller 900,000 warrants to purchase Company stock; these warrants would be exercisable at $.01 per share. The Company has appointed the seller of the FiLCO stock a director of the Company and will grant him options to purchase 100,000 shares of Company stock for $.01. Additionally, the Company agreed to advance funds, if needed, to FiLCO to provide for its working capital needs. Any advances made under the latter provision would be collateralized by the remaining 24.9% of FiLCO stock and would be repaid only from dividends paid on the stock.

As of March 31, 2005, the Company had not concluded the contract and had not issued any of the warrants or options contemplated by the tentative agreement.

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

Overview

Since 1995, substantially all of our resources and operations have directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of the components, including the unique shaped wheels, motors, and frames, have been specially designed by us and specially manufactured for us. Four pilot models of the commercial omni-directional lift truck are operational and have been used for extensive testing over the past few years.

We have completed our initial production run consisting of 10 units of our Sidewinder ATX-3000 Omni-Directional Lift Truck. Two of these vehicles have been sold to consumers while several of the other eight trucks will be used for additional testing including UL (Underwriters Laboratories) compliance. Unit assembly for the first 10 units was completed by us at the H&R Industries facility in Warminster, PA. ANSI testing is completed using specified mast and will be continued throughout the second and third quarters on optional mast to be used with this vehicle. Final UL compliance must be completed at the plant of initial and final assembly. Following required compliance testing, we expect to sell the remainder these units to select dealers in the United States. We have received orders for these units.

We have incurred losses and experienced negative operating cash flow since our formation. For the three months ended March 31, 2005 and 2004, we had a net loss of $(619,811) and $(280,454), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

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

Results of Operations - Three Months Ended March 31, 2005 compared with Three Months Ended March 31, 2004

We have been a development stage company for the periods ended March 31, 2005 and 2004 and have not engaged in full-scale operations for the periods indicated. The limited revenues for the periods have been derived from the first sales of the Sidewinder Omni-Directional Lift Truck. During 2005, we expect to transition from a development stage company to an operating company as we begin production and sales of the Sidewinder Omni-Directional Lift Truck. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

Revenues. For the three-month period ended March 31, 2005, the Company had sales revenue of $76,991. This compares to revenues of $0 for the three months ended March 31, 2004. The increase in sales revenue represents the first sales of the SIDEWINDER Omni-Directional Lift Truck.

Cost of Goods Sold. The Company's cost of goods sold for the three months ended March 31, 2005 amounted to $52,361. For the three months ended March 31, 2004, the Company's cost of goods sold was $0. The Company's $52,361 cost of goods sold reflects the cost of the lift trucks sold during the three months ended March 31, 2005.

The Company is entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $58,145 has been recorded for the first quarter of 2005 and $25,959 was recorded during the first quarter of 2004.

Operating and Administrative Expenses. Operating and administrative expenses includes administrative salaries and overhead. For the three months ended March 31, 2005, the Company's operating and administrative expenses totaled $723,594. Operating and administrative expenses totaled $298,809 for the three months ended March 31, 2004. For the three months ended March 31, 2005 operating and administrative expenses increased $424,785 compared with the same period of 2004. These changes are a result of the time and material costs preparing for production of the SIDEWINDER and other production related issues.

Loss Before Income Taxes. Loss before income taxes for the three month period ended March 31, 2005 totaled $677,956. For the three months ended March 31, 2004, loss before income taxes totaled $306,413. The increase in loss before income tax for the three months ended March 31, 2005 compared with the same period of 2004 was caused by the time and material allocations preparing for production of the SIDEWINDER and other production related issues.

Preferred Stock Dividends. During the three months ended March 31, 2005, the Company paid no dividends on preferred stock. During the three months ended March 31, 2004, the Company paid dividends on preferred stock in the amount of $45,833. The preferred stock dividends are payable to a company that is owned by the Company's President.

Liquidity and Capital Resources - Three Months Ended March 31, 2005 compared with Three Months Ended March 31, 2004

As of March 31, 2005, the Company's cash on hand was $3,187,890 and working capital was $3,930,139. Since its inception, the Company has financed its operations through the private placement of its common stock. During the three months ended March 31, 2005, the Company sold an aggregate of 3,914,904 shares of common stock to accredited and institutional investors. During the three months ended March 31, 2004, the Company sold an aggregate of 1,831,250 shares of common stock to accredited and institutional investors and issued an aggregate of 93,745 shares of common stock in consideration for services rendered.


The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, production, and advertising in anticipation of the rollout of its omni-directional forklift. The Company expects that it will be required to raise funds through the private or public offering of its securities.

The Company's initial production run of ten SIDEWINDER Omni-Directional Lift Trucks was completed in the first quarter of 2005. The Company will need additional funds to support production requirements beyond the initial production run of its forklift which are estimated to be $2,000,000. Of the total amount, approximately 75% is projected for parts and component inventory and manufacturing costs, with the balance projected as general operating expenditures, which includes overhead and salaries. The Company also will require additional funds to complete the proposed acquisition of the 75.1% interest in Filco GmbH ("Filco"), primarily for Filco's working capital needs. As of March 31, 2005, the Company has loaned to Filco a total of $3,825,000. The Company intends to complete the acquisition of Filco once operating capital for Filco is secured to finance their operations. The Company will lease facilities starting in the second quarter of 2005 as corporate headquarters. This building will also facilitate the assembly of the SIDEWINDER and other omni-directional products, partial assembly of Filco lift trucks, if the proposed acquisition is completed, warranty work, and product distribution. The Company currently rents or leases space at Warminster PA and Flemington NJ. These leases and/or rentals will be terminated as the workload permits.

As of March 31, 2005, our working capital was $3,930,139. Fixed assets, net of accumulated depreciation, and total assets, as of March 31, 2005, were $92,470 and $8,921,961, respectively. Current liabilities as of March 31, 2005 were $944,317.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2005, we entered into a Subscription Agreement (the "Subscription Agreement") pursuant to which we sold an aggregate of $5,000,000 of principal amount promissory notes (the "Notes") convertible into shares of our common stock, no par value, and Class A and Class B share purchase warrants (the "Warrants") to purchase shares of our common stock to certain purchasers who are a party to the Subscription Agreement (the "Purchasers").

The Notes mature on August 10, 2005 and pay simple interest accruing at the annual rate of 6%, either in the form of common stock, which shall be valued at the conversion price in effect at the maturity date, or cash, each at our option. The Notes are convertible into shares of our common stock at a conversion price equal to $1.30, subject to adjustment in certain events, including, without limitation, upon our consolidation, merger or sale of all of substantially all of our assets, a reclassification of our common stock, or any stock splits, combinations or dividends with respect to our common stock. On March 29, 2005, after the Company obtained stockholder approval to increased the Company's authorized common stock to 100 million shares, the Company converted all of the Notes into stock pursuant to the Subscription Agreement. Interest earned as of March 29, 2005 amounted to $36,986. As a result thereof, the Company will issue the Purchasers a total of 28,451 shares of common stock in lieu of $36,986 in cash for interest due thereunder.

In addition, we issued an aggregate of 1,923,077 Class A Warrants and 961,538 Class B Warrants, representing 50 Class A Warrants and 25 Class B Warrants for each 100 shares of common stock which would be issued on the closing date assuming the complete conversion of the Notes issued on the closing date at the conversion price in effect on the closing date. The Class A Warrants are exercisable at a price equal to $1.85 from the date of issuance until 5 years after the closing date. The Class B Warrants are exercisable at a price equal to $2.11, representing 101% of the 3-day average closing bid prices of our common stock on the trading day immediately preceding the closing date, from the date of issuance until 5 years after the closing date. The Class A and Class B Warrants both have a cashless feature, only if the Registration Statement required to be filed pursuant to the financing is not available during the time that such Registration Statement is required to be effective.

First Montauk Securities Corp. (the "Selling Agent") acted as selling agent in connection with the offering. We issued a total of 384,616 Warrants on February 11, 2005 to the Selling Agent.

On September 14, 2004, options to purchase 25,000 shares of common stock were exercised by Nicholas Fenelli under the terms of his Employment Agreement with the Company. This stock was issued on March 29, 2005.

On March 29, 2005, the Company issued 6,174 shares of common stock to certain of its vendors as payment for services performed on behalf of the Company. These shares were earned on June 25, 2004 and September 15, 2004.

The issuance of the common stock, Notes, Warrants and options was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the Purchasers that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

1. A Special Meeting of the Company's Stockholders was held on March 28, 2005 at 9:30 a.m. eastern time, at the Ramada Inn, 2216 West Landis Avenue, Vineland, New Jersey 08360.

2. There were present in person or by proxy 18,137,092 voting shares comprised of common stock, of a total of 15,387,092 shares of common stock entitled to vote as of the February 16, 2005 record date, and 275,000 shares of preferred stock entitled to vote.

The Company's common stock and preferred stock were the only classes of voting securities of the Company. The Company's common stock was entitled to one vote per share and the holder of shares of preferred stock were entitled to 10 votes per share.

3. 15,203,441 shares were voted in favor of the amendment to our certificate of incorporation to increase the number of authorized shares of common stock of the Company from 20,000,000 shares to 100,000,000 shares;

4. 8,050,353 shares were voted in favor of the amendment to our certificate of incorporation to increase the authorized shares of the Company's "blank check" preferred stock from 500,000 to 5,000,000 shares; and

5. 15,131,899 shares were voted in favor of the amendment to our certificate of incorporation to provide, to the fullest extent permitted by New Jersey law, that the Company's directors or officers shall not be personally liable to the Company or its shareholders for damages for breach of such director's or officer's fiduciary duty.


Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

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

3.4 Certificate of Amendment of Certificate of Incorporation dated April 1, 2005 (Filed herewith).

3.5 Amended and Restated By-Laws of the Company. (Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19, 1999).

4.1 Form of Common Stock Purchase Warrant issued to investors pursuant to the May 2004 private placement. (Filed previously)

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

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of May 2005.

                                  AIRTRAX, INC.





                 By:/s/ Peter Amico
                    ---------------
                 Peter Amico, Chief Executive Officer,
                 Principal Financial Officer and Chairman