Form 10QSB
period 2005-06-30
AIRTRAX INC
filed 2005-08-15
CIK 1081372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005.

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ________.

                        Commission file number: 001-16237

                                  AIRTRAX, INC.
                 (Name of Small Business Issuer in its charter)



        New Jersey                                        22-3506376
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization


                200 Freeway Drive, Unit One, Blackwood, NJ 08012
                    (Address of principal executive offices)

                                 (609) 567-7800
                          (Issuer's telephone number)

                   870B Central Avenue, Hammonton NJ 08037
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 04, 2005, the issuer had 21,695,735 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes [ ] No [X]

                                  AIRTRAX, INC.
                  JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB



                                TABLE OF CONTENTS

                                                                           PAGE

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Balance Sheets                                                                4

Statements of Operations and Deficit Accumulated During
Development Stage                                                             5

Statements of Cash Flows                                                      7

Notes to Financial Statements                                                 8

Special Note Regarding Forward Looking Statements                            12

Item 2.   Management's Discussion and Analysis or Plan of Operations         12

Item 3.   Controls and Procedures                                            14

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3.   Defaults Upon Senior Securities                                    15

Item 4.   Submission of Matters to a Vote of Security Holders                15

Item 5.   Other Information                                                  15

Item 6.   Exhibits                                                           15

SIGNATURES                                                                   18

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRTRAX, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2005

                                   (Unaudited)

                                    CONTENTS



                                                                Page
                                                                ----

Balance Sheets                                                    4

Statements of Operations and Deficit Accumulated
During Development Stage                                          5

Statements of Cash Flows                                          6

Notes to Financial Statements                                     8

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                   June 30, 2005        December 31, 2004
                                                                                ------------------      -----------------
                                                                                   (Unaudited)             (Audited)
                                     ASSETS
Current Assets
         Cash                                                                   $       1,098,691      $         641,477
         Accounts receivable                                                                2,445                      -
         Accrued interest receivable                                                      244,666                 86,667
         Inventory                                                                      1,673,435                709,281
         Prepaid expenses                                                                       -                  5,113
         Vendor advance                                                                   173,017                 52,017
         Deferred tax asset                                                               448,860                224,414
                                                                                ------------------     ------------------
                  Total current assets                                                  3,641,114              1,718,969
Fixed Assets
         Office furniture and equipment                                                   111,786                 90,714
         Automotive equipment                                                              21,221                 21,221
         Shop equipment                                                                    43,619                 24,553
         Casts and tooling                                                                236,484                205,485
                                                                                ------------------     ------------------
                                                                                          413,110                341,973
         Less, accumulated depreciation                                                   266,592                248,386
                                                                                ------------------     ------------------
                  Net fixed assets                                                        146,518                 93,587

Other Assets
         Advances to FiLCO GmbH                                                         5,266,136              2,670,000
         Patents - net                                                                    145,152                117,402
         Bond discount                                                                    479,167                      -
         Utility deposits                                                                      65                     65
                                                                                ------------------     ------------------
                  Total other assets                                                    5,890,520              2,787,467
                                                                                ------------------     ------------------

              TOTAL ASSETS                                                      $       9,678,152      $       4,600,023
                                                                                ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable                                                       $         559,506      $         394,959
         Accrued liabilities                                                              424,555                459,565
         Shareholder deposits for stock                                                         -              1,403,174
         Shareholder notes payable                                                         33,460                 33,455
                                                                                ------------------     ------------------

                  Total current liabilities                                             1,017,521              2,291,153

Long Term Convertible Debt                                                                500,000                      -
                                                                                ------------------     ------------------

             TOTAL LIABILITIES                                                          1,517,521              2,291,153
                                                                                ------------------     ------------------

Stockholders' Equity
         Common stock - authorized, 100,000,000 shares without par value; issued and outstanding - 21,639,926 and
            15,089,342, respectively                                                   15,005,573             10,710,999
         Paid in capital - warrants                                                     3,233,312
         Preferred stock - authorized, 5,000,000 shares without
            par value; 375,000 issued and outstanding                                     545,491                 12,950
         Deficit accumulated during development stage                                 (10,416,793)            (8,208,127)
         Deficit prior to development stage                                              (206,952)              (206,952)
                                                                                ------------------     ------------------

                  Total stockholders' equity                                            8,160,631              2,308,870

             TOTAL LIABILITIES AND
                                                                                ------------------     ------------------
                   STOCKHOLDER'S EQUITY                                         $       9,678,152      $       4,600,023
                                                                                ==================     ==================


              The accompanying notes are an integral part of these
                              financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
             For the Six Month Periods Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                                                                           May 19, 1997
                                                                                                        (Date of Inception)
                                                                2005                   2004              to June 30, 2005
                                                         ------------------     ------------------      ------------------

SALES                                                    $         167,545      $               -      $       1,190,668

COST OF GOODS SOLD                                                 160,126                      -                630,497
                                                         ------------------     ------------------     ------------------

                  Gross Profit                                       7,419                      -                560,171

OPERATING AND ADMINISTRATIVE
 EXPENSES                                                        2,007,882                848,141             10,844,248
                                                         ------------------     ------------------     ------------------

OPERATING LOSS                                                  (2,000,463)              (848,141)           (10,284,077)

OTHER INCOME AND EXPENSE
         Interest expense                                          (74,430)               (13,730)              (249,494)
         Interest income                                           172,300                 10,127                258,967
         Other income                                                  211                     94                 78,505
                                                         ------------------     ------------------     ------------------

NET LOSS BEFORE INCOME TAXES                                    (1,902,382)              (851,650)           (10,196,099)
                                                         ------------------     ------------------     ------------------

INCOME TAX BENEFIT (STATE):
         Current                                                   224,446                 67,770                224,446
         Prior years                                                     -                      -                717,142
                                                         ------------------     ------------------     ------------------
                  Total Benefit                                    224,446                 67,770                941,588
                                                         ------------------     ------------------     ------------------

NET LOSS BEFORE DIVIDENDS                                       (1,677,936)              (783,880)            (9,254,511)

DEEMED DIVIDENDS ON PREFERRED STOCK                                479,167                      -                667,579
                                                         ------------------     ------------------     ------------------
NET LOSS ATTRIBUTABLE TO COMMON                                 (2,157,103)              (783,880)            (9,922,090)
     SHAREHOLDERS

PREFERRED STOCK DIVIDENDS DURING                                   (51,563)               (85,937)              (494,703)
     DEVELOPMENT STAGE
                                                         ------------------     ------------------     ------------------
DEFICIT ACCUMULATED                                      $      (2,208,666)     $        (869,817)          $(10,416,793)
                                                         ==================     ==================     ==================


NET LOSS PER SHARE - Basic and Diluted                   $            (.11)     $            (.08)

WEIGHTED AVERAGE SHARES OUTSTANDING                             19,435,015             10,267,532


              The accompanying notes are an integral part of these
                              financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
            For the Three Month Periods Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                                                       2005 May 19, 1997
                                                                                                      (Date of Inception)
                                                                 2005                   2004            to June 30, 2005
                                                         ------------------     ------------------     ------------------
SALES                                                    $          90,554      $               -      $       1,190,668

COST OF GOODS SOLD                                                 107,765                      -                630,497
                                                         ------------------     ------------------     ------------------

                  Gross Profit (Loss)                              (17,211)                     -                560,171

OPERATING AND ADMINISTRATIVE
 EXPENSES                                                        1,284,288                549,332             10,844,248
                                                         ------------------     ------------------     ------------------

OPERATING LOSS                                                  (1,301,499)              (549,332)           (10,284,077)

OTHER INCOME AND EXPENSE
         Interest expense                                          (34,158)                (6,126)              (249,494)
         Interest income                                           111,156                 10,127                258,967
         Other income                                                   75                     94                 78,505
                                                         ------------------     ------------------     ------------------

NET LOSS BEFORE INCOME TAXES                                    (1,224,426)              (545,237)           (10,196,099)
                                                         ------------------     ------------------     ------------------

INCOME TAX BENEFIT (STATE):
         Current                                                   166,301                 41,811                224,446
         Prior years                                                     -                      -                717,142
                                                         ------------------     ------------------     ------------------
                  Total Benefit                                    166,301                 41,811                941,588
                                                         ------------------     ------------------     ------------------

NET LOSS BEFORE DIVIDENDS                                       (1,058,125)              (503,426)            (9,254,511)

DEEMED DIVIDENDS ON PREFERRED STOCK                                479,167                      -                667,579
                                                         ------------------     ------------------     ------------------
NET LOSS ATTRIBUTABLE TO COMMON                                 (1,537,292)              (503,426)            (9,922,090)
     SHAREHOLDERS

PREFERRED STOCK DIVIDENDS DURING
     DEVELOPMENT STAGE                                             (51,563)               (40,104)              (494,703)
                                                         ------------------     ------------------     ------------------

DEFICIT ACCUMULATED                                      $      (1,588,855)     $        (543,530)     $     (10,416,793)
                                                         ------------------     ==================     ==================


NET LOSS PER SHARE - Basic and Diluted                   $            (.07)     $            (.05)

WEIGHTED AVERAGE SHARES OUTSTANDING                             21,477,816             11,430,485


              The accompanying notes are an integral part of these
                              financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
               STATEMENTS OF CASH FLOWS For the Six Month Periods
                          ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                                                          May 19, 1997
                                                                                                      (Date of Inception)
                                                                2005                 2004               to June 30, 2005
                                                         ------------------     ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $      (2,157,103)     $       (783,880)             $(9,922,090)
Adjustments to reconcile net loss to net cash
   consumed by operating activities:
       Charges not requiring the outlay of cash:
         Depreciation and amortization                              21,666                 18,106                322,830
         Amortization of bond discount                              20,833                      -                 20,833
         Common stock issued for services                          633,943                278,244              3,461,311
         Options granted for services                               83,650                      -                 83,650
         Stock issued in settlement of interest obligation          36,986                      -                 36,986
         Increase in accrual of deferred tax benefit              (224,446)               (67,770)              (448,860)
             Deemed dividends on preferred stock                   479,167                      -                667,579
             Interest accrued on shareholder loan                    2,007                  2,925                 23,648
       Changes in current assets and liabilities:
            Increase in accrued interest receivable               (157,999)                     -               (244,666)
            Increase in accounts receivable                         (2,445)               (37,485)                (2,445)
            Increase in vendor advances                           (121,000)                     -               (173,017)
            Increase (decrease) in accounts payable and
              accrued liabilities                                   45,945               (345,261)               966,299
            Increase in prepaid expenses                                 -                      -               (146,957)
            Increase in inventory                                 (964,154)               (33,833)            (1,673,435)
                                                         ------------------     ------------------     ------------------
                  Net Cash Consumed By
                     Operating Activities                       (2,302,950)              (968,954)            (7,028,334)
                                                         ------------------     ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                          (71,137)               (25,412)              (419,421)
Additions to patent cost                                           (31,460)                     -               (189,391)
Advances to Filco GmbH                                          (2,596,136)            (1,000,000)            (5,266,136)
                                                         ------------------     ------------------     ------------------


                  Net Cash Consumed By
                        Investing Activities                    (2,698,733)            (1,025,412)            (5,874,948)
                                                         ------------------     ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds of issuance of convertible debt                     4,277,500                      -              4,277,500

Net proceeds of common stock sales                                  55,000              2,457,212              8,627,611
Proceeds of convertible loan                                       409,913                      -                409,913
Proceeds from exercise of warrants                                 718,486                      -                812,236
Proceeds of sales of preferred stock                                     -                      -                 12,950
Proceeds from exercise of options                                        -                      -                 14,344
Borrowings (repayments) of stockholder loans                        (2,002)               (52,005)                33,118
Preferred stock dividends paid in cash                                   -                (85,937)              (185,274)
Principal payments on installation note                                                      (471)                  (425)
                                                         ------------------     ------------------     ------------------
                  Net Cash Provided By
                      Financing Activities                       5,458,897              2,318,799             14,001,973
                                                         ------------------     ------------------     ------------------

                  Net   Increase In Cash                           457,214                324,433              1,098,691

   Balance at beginning of period                                  641,477                 37,388                      -
                                                         ------------------     ------------------     ------------------
    Balance at end of period                             $       1,098,691      $         361,821      $       1,098,691
                                                         ==================     ==================     ==================


              The accompanying notes are an integral part of these
                              financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



1. BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. ("the Company") as of June 30, 2005 and for the three month and six month periods ended June 30, 2005 and 2004, respectively, have been prepared in accordance with accounting principals generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2005.

2. COMMON STOCK

The certificate of incorporation was amended on March 28, 2005 to increase the number of authorized shares to 100,000,000 for the common no par stock, and to 5,000,000 for the preferred no par stock.

3. COMMON STOCK AND WARRANTS

On February 11, 2005, the Company issued $5,000,000 of 6% convertible promissory notes, which were convertible into Company common stock and two classes of warrants to purchase Company common stock. The notes were to mature on August 10, 2005. The Company retained the right to require conversion of the notes at a price of $1.30 per share. Conversion occurred on March 29, 2005 and 3,846,154 shares of common stock were issued. In addition, warrants to purchase common stock were issued in connection with this transaction, as follows: 1,923,077 Class A warrants and 961,538 Class B warrants. The Class A warrants are exercisable for a five year period at a price per share of $1.85. The Class B warrants are exercisable for a five year period at a price per share of $2.11. As partial compensation, the broker-dealer which arranged this transaction was awarded 484,616 warrants to purchase common stock, 384,616 at $1.85 per share, and 100,000 at $1.00 per share.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


On May 14, 2005, the Company issued a $ 500,000 8% convertible note. The note is scheduled for maturity in two years. During that period, it can be converted to stock at a rate of $ 1.30 per share, which would translate to 384,615 shares. Accompanying the convertible note were 384,615 warrants to purchase common stock at $2.11 per share; these warrants are exercisable over a five year period.

A total of 8,536,298 warrants were outstanding at June 30, 2005 as follows:


                                                                                                                          Other
                                                                 Class A             Class B          Warrants            Total
                                                             --------------      --------------    --------------     --------------
      Outstanding at December 31, 2004                                                                 5,537,763          5,537,763
      Issued in connection with conversion
      of  $5,000,000 in convertible notes                        1,923,077             961,538           484,616          3,369,231

      Warrants issued in conjunction with
      $500,000 of convertible debt                                                     384,615                              384,615

      Reductions:
       Warrants exercised                                                                               (593,000)          (593,000)
       Warrants voided                                                                                  (200,000)          (200,000)
       Other warrants issued                                                                              37,689             37,689
                                                             --------------      --------------    --------------     --------------
                                                                 1,923,077           1,346,153        5,2467,068          8,536,298


Shares of common stock were issued during the second quarter and first six months of 2005 as follows:

                                                                            Second Quarter       Six Months
                                                                            --------------     --------------
     Conversion of $5,000,000 notes                                                                3,846,154
     Private placement sales                                                                          68,750
     Shares issued based on warrants exercised                                    130,858            593,000
     Issuance of shares sold in prior year                                                         1,749,827
     Shares issued for services                                                   264,400            264,400
     Shares issued in settlement of interest
       due to registrants                                                          28,453             28,453
                                                                            --------------     --------------
             Total shares issued                                                  423,711          6,550,584
                                                                            --------------     --------------

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


4. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $ 5,803 and $10,135, respectively, for the six month periods ended June 30, 2005 and June 30, 2004. There was no cash paid for income taxes during either the 2005 or 2004 six month periods.

There were no noncash investing activities during either the or 2005 or 2004 periods. The following noncash financing activities occurred during these periods.

     a. During the second quarter of 2005, the Company issued 24,853 shares in settlement of the interest obligation on its $ 5,000,000 convertible issue prior to the conversion of the notes to stock.

     b. Shares of common stock were issued for services in 2005 and 2004; these totaled 224,000 shares and 163,745, respectively.

     c. Shares were issued in 2005 and 2004 in settlement of shares paid for in prior years. These amounted to 1,749,827 shares and 30,000 shares, respectively.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

5. OPERATING AND ADMINISTRATIVE EXPENSES

The following expenses are unaudited:


                                          6 Months Ended     6 Months Ended
                                           June 30,2005      June 30, 2004
                                          --------------     --------------

Stock-Based Compensation                $      83,650      $           -
Payroll                                         254,894            150,573
Marketing                                       202,978             32,617
Production Costs                                152,705             56,175
Professional Fees                               306,068             66,674
Consulting Expenses                             407,943            285,275
Insurance                                       129,879             54,480
Penalties                                       120,429                  -
Other Expenses                                  349,336            202,347
                                          --------------     --------------
         Totals                           $   2,007,882      $     848,141
                                          --------------     --------------

6.   CONTINGENCY

The Company has a tentative agreement to purchase 75.1% of the stock of FiLCO GmBH (FiLCO, a German manufacturer of fork trucks with a manufacturing facility in Mulheim, Germany. During the pendency of the tentative agreement, the Company has agreed to make advances to FiLCO. Through June 30, 2005, loans totaling $ 5,266,236 had been made. These loans may be converted to capital on the books of FiLCO. The seller, who will continue to own the remaining 24.9% of the FiLCO stock, has agreed that, if the Company converts its loan to capital, he will also convert to FiLCO capital a loan of 1,225,000 Euros that FiLCO owes to him. As additional consideration for this FiLCO stock purchase, the Company has agreed to pay the seller 12,750 Euros and to issue to the seller 900,000 warrants to purchase Company stock; these warrants would be exercisable at $ .01 per share. The Company has appointed the seller of the FiLCO stock as a director of the Company and would grant him options to purchase 100,000 shares of Company stock for $ .01. Additionally, the Company agreed to advance funds, if needed, to FiLCO to provide for its working capital needs. Any advances made under the latter provision would be collateralized by the remaining 24.9% of FiLCO stock and would be repaid only from dividends paid on the stock..

As of June 30, 2005, the Company had not concluded the contract and had not issued any of the warrants or options contemplated by the tentative agreement.

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

We have completed our initial production run consisting of 10 units of our Sidewinder ATX-3000 Omni-Directional Lift Truck. Two of these vehicles have been sold to consumers while several of the other eight trucks will be used for additional testing including UL (Underwriters Laboratories) compliance. Unit assembly for the first 10 units was completed by us at the H&R Industries facility in Warminster, PA. ANSI testing is completed using specified mast and will be continued throughout the second and third quarters on optional mast to be used with this vehicle. Final UL compliance must be completed at the plant of initial and final assembly. Following required compliance testing, we expect to sell the remainder of these units to select dealers in the United States. We have received orders for these units.

We have incurred losses and experienced negative operating cash flow since our formation. For the three months ended June 30, 2005 and 2004, we had a net loss of $(1,537,292) and $(503,426), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

Our principal executive offices are located at 200 Freeway Drive, Unit One, Blackwood, NJ 08012 and our telephone number is (609) 567-7800. We are incorporated in the State of New Jersey.

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

Results of Operations - Three Months Ended June 30, 2005 compared with Three Months Ended June 30, 2004

We have been a development stage company for the periods ended June 30, 2005 and 2004 and have not engaged in full-scale operations for the periods indicated. The limited revenues for the periods have been derived from the first sales of the Sidewinder Omni-Directional Lift Truck. During 2005, we expect to transition from a development stage company to an operating company as we begin production and sales of the Sidewinder Omni-Directional Lift Truck. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

Revenues

For the three-month period ended June 30, 2005, the Company had sales revenue of $90,544. This compares to revenues of $-0- for the three months ended June 30, 2004. The increase in sales revenue represents the first sales of the SIDEWINDER Omni-Directional Lift Truck to Airtrax Canada, a non-affiliate.

Cost of Goods Sold

The Company's cost of goods sold for the three months ended June 30, 2005 amounted to $107,765. For the three months ended June 30, 2004, the Company's cost of goods sold was $-0-. The Company's $107,765 cost of goods sold reflects the cost of the lift trucks sold during the three months ended June 30, 2005.

The Company is entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $166,301 has been recorded for the second quarter of 2005 and $41,811 was recorded during the second quarter of 2004.

Operating and Administrative Expenses

Operating and administrative expenses includes administrative salaries and overhead. For the three months ended June 30, 2005, the Company's operating and administrative expenses totaled $1,284,288. Operating and administrative expenses totaled $549,332 for the three months ended June 30, 2004. For the three months ended June 30, 2005 operating and administrative expenses increased $734,956 compared with the same period of 2004. These changes are a result of the time and material costs preparing for production of the SIDEWINDER and other production related issues including labor and materials used to outfit the new Airtrax assembly plant in Blackwood NJ.

Loss Before Income Taxes

Loss before income taxes for the three month period ended June 30, 2005 totaled $1,224,426. For the three months ended June 30, 2004, loss before income taxes totaled $545,237. The increase in loss before income tax for the three months ended June 30, 2005 compared with the same period of 2004 was caused by the time and material allocations preparing for production of the SIDEWINDER and other production related issues including labor and materials used to outfit the new Airtrax assembly plant in Blackwood NJ.

Preferred Stock Dividends

During the three months ended June 30, 2005, the Company paid $51,563 dividends on preferred stock. During the three months ended June 30, 2004, the Company paid dividends on preferred stock in the amount of $-0-. The preferred stock dividends are payable to a company that is owned by our President.

Results of Operations - Six Months Ended June 30, 2005 compared with Six Months Ended June 30, 2004

We have been a development stage company for the six months ended June 30, 2005 and 2004 and have not engaged in full-scale operations for the periods indicated. The limited revenues for the periods have been derived from the first sales of the Sidewinder Omni-Directional Lift Truck. During 2005, we expect to transition from a development stage company to an operating company as we begin production and sales of the Sidewinder Omni-Directional Lift Truck. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

Revenues

For the six-month period ended June 30, 2005, the Company had sales revenue of $167,545. This compares to revenues of $-0- for the six months ended June 30, 2004. The increase in sales revenue represents the first sales of a total of 4 SIDEWINDER Omni-Directional Lift Trucks plus batteries and chargers.

Cost of Goods Sold

The Company's cost of goods sold for the six months ended June 30, 2005 amounted to $160,126. For the six months ended June 30, 2004, the Company's cost of goods sold was $-0-. The Company's $160,126 cost of goods sold reflects the cost of the lift trucks sold during the six months ended June 30, 2005.

The Company is entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $224,446 has been recorded for the six months ended June 30, 2005 and $67,770 was recorded during the six months ended June 30, 2004.

Operating and Administrative Expenses

Operating and administrative expenses includes administrative salaries and overhead. For the six months ended June 30, 2005, the Company's operating and administrative expenses totaled $2,007,882. Operating and administrative expenses totaled $848,141 for the six months ended June 30, 2004. For the six months ended June 30, 2005 operating and administrative expenses increased $1,159,741 compared with the same period of 2004. These changes are a result of the time and material costs preparing for production of the SIDEWINDER and other production related issues including labor and materials used to outfit the new Airtrax assembly plant in Blackwood NJ.

Loss Before Income Taxes

Loss before income taxes for the six month period ended June 30, 2005 totaled $1,902,382. For the six months ended June 30, 2004, loss before income taxes totaled $851,650. The increase in loss before income tax for the six months ended June 30, 2005 compared with the same period of 2004 was caused by the time and material allocations preparing for production of the SIDEWINDER and other production related issues including labor and materials used to outfit the new Airtrax assembly plant in Blackwood NJ.

Preferred Stock Dividends

During the six months ended June 30, 2005, the Company paid $51,563 on preferred stock. During the six months ended June 30, 2004, the Company paid dividends on preferred stock in the amount of $-0-. The preferred stock dividends are payable to a company that is owned by our President.

Liquidity and Capital Resources

As of June 30, 2005, the Company's cash on hand was $1,098,691 and working capital was $2,623,593. Since its inception, the Company has financed its operations through the private placement of its common stock. During the three months ended June 30, 2005, the Company sold an aggregate of 68,750 shares of common stock to accredited and institutional investors. During the three months ended June 30, 2004, the Company sold an aggregate of 1,778,875 shares of common stock to accredited and institutional investors and issued an aggregate of 163,745 shares of common stock in consideration for services rendered.

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, production, and advertising in anticipation of the rollout of its omni-directional forklift. The Company expects that it will be required to raise funds through the private or public offering of its securities.

The Company's initial production run of ten SIDEWINDER Omni-Directional Lift Trucks was completed in the first quarter of 2005. The Company will need additional funds to support production requirements beyond the initial production run of its forklift which are estimated to be $10,000,000. Of the total amount, approximately 25% is projected for parts and component inventory and manufacturing costs, with the balance projected as general operating expenditures, which includes overhead and salaries and the additional funds to complete the proposed acquisition of the 75.1% interest in Filco GmbH ("Filco"), primarily for Filco's working capital needs. As of June 30, 2005, the Company has loaned to Filco a total of $5,266,136. The Company intends to complete the acquisition of Filco once operating capital for Filco is secured to finance their operations. The Company leased facilities starting in the second quarter of 2005 as corporate headquarters. This building will also facilitate the assembly of the SIDEWINDER and other omni-directional products, partial assembly of Filco lift trucks, if the proposed acquisition is completed, warranty work, and product distribution. The Company currently rents or leases space at Warminster PA and Flemington NJ. These leases and/or rentals will be terminated as the workload permits.

As of June 30, 2005, our working capital was $2,623,593. Fixed assets, net of accumulated depreciation, and total assets, as of June 30, 2005 and 2004, were $146,518 and $9,678,152, respectively. Current liabilities as of June 30, 2005 were $1,017,521.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2005, we entered into a 8% Series B Unsecured Convertible Debenture and Warrants Purchase Agreement (the "Purchase Agreement") with one accredited investor pursuant to which we sold a $500,000 principal amount unsecured convertible debenture (the "Debenture") convertible into shares of our common stock, no par value, and stock purchase warrants (the "Warrants") to purchase shares of our common stock to a certain investor who is a party to the Purchase Agreement (the "Investor") for an aggregate purchase price of $500,000.


The Debenture matures on May 31, 2007 and pays simple interest quarterly accruing at the annual rate of 8%, either in the form of our common stock, which shall be valued at the conversion price in effect on the trading day prior to the date interest is due, or cash, each at our option. The Debenture is convertible into shares of our common stock at a conversion price equal to $1.30, subject to adjustment in certain events, including, without limitation, upon our consolidation, merger or sale of all or substantially all of our assets, a reclassification of our common stock, or any stock splits, combinations or dividends with respect to our common stock. We may in our discretion require that the Investor convert all or a portion of the Debenture and the Investor may in its discretion require that we redeem all or a portion of the Debenture.


In addition, we issued 384,615 Warrants to the Investor, representing an amount of Warrants equal to 100% of the quotient of (i) the principal amount of the Debenture issued at the closing date divided by (ii) the conversion price on the closing date. The Warrants are exercisable at a price equal to $2.11, subject to adjustment in certain events, including, without limitation, upon our consolidation, merger or sale of all or substantially all of our assets, a reclassification of our common stock, or any stock splits, combinations or dividends with respect to our common stock, from the date of issuance until 5 years after the closing date.


First Montauk Securities Corp. (the "Selling Agent") acted as selling agent in connection with the offering. We issued a total of 38,462 Warrants on May 31, 2005 to the Selling Agent and the Selling Agent received gross fees of $65,000, as consideration for services performed in connection with the issuance of the Debenture and Warrants to the Investor pursuant to the Purchase Agreement. The Selling Agent has no obligation to buy any Debenture or Warrants from us. In addition, we have agreed to indemnify the Selling Agent and other persons against specific liabilities under the Securities Act of 1933, as amended.


The issuance of the aforementioned securities was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the purchasers that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

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

3.4 Certificate of Amendment of Certificate of Incorporation dated April 1, 2005 (Filed as an exhibit to Company's Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2005).

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

10.15 Series B Unsecured Convertible Debenture and Warrants Purchase Agreement, dated May 31, 2005, by and between Airtrax, Inc. and the investor named on the signature page thereto (Filed as an exhibit to the Company's Form 8-K filed on June 6, 2005).

10.16 Registration Rights Agreement dated May 31, 2005, by and between Airtrax, Inc. and the investor named on the signature page thereto (Filed as an exhibit to the Company's Form 8-K filed on June 6, 2005).

10.17 Series B Unsecured Convertible Debenture of Airtrax, Inc. (Filed as an exhibit to the Company's Form 8-K filed on June 6, 2005).

10.18 Form of Stock Purchase Warrant of Airtrax, Inc. (Filed as an exhibit to the Company's Form 8-K filed on June 6, 2005).

10.19 Letter Agreement dated May 31, 2005 by and among Airtrax, Inc. and the investors named on the signature page thereto (Filed as an exhibit to the Company's Form 8-K filed on June 6, 2005).

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of August 2005.

                                        AIRTRAX, INC.


                                        By:/s/ Peter Amico
                                           ---------------
                                        Peter Amico, Chief Executive Officer,
                                        Principal Financial Officer and Chairman