Form 10KSB/A
period 2003-12-31
AIRTRAX INC
filed 2005-11-04
CIK 1081372

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


                200 Freeway Drive, Unit One, Blackwood, NJ 08012
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (856) 232-3000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 15, 2004, the number of shares issued and outstanding of issuer's common stock, no par value, was 8,876,552.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

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

The Company maintains its administrative office at 870B Central Avenue, Hammonton, New Jersey 08037, its telephone number is (609) 567-7800, and its website is www.Airtrax.com.

                                   THE COMPANY

OMNI-DIRECTIONAL TECHNOLOGY.

Prior History.

Omni directional vehicle technology has been the subject of research and development by universities, the Department of Defense, and industry for over 25 years. Omni-Directional means that vehicles designed and built by us can travel in any direction. Our Omni-directional vehicles are controlled with a joystick. The vehicle will travel in the direction the joystick is pushed. If the operator pushes the joystick sideways, the vehicle will travel sideways. If the operator were to twist the joystick the vehicle will travel in circles. Our omni-directional vehicles have one motor and one motor controller for each wheel. The omni-directional movement is caused by coordinating the speed and direction of each motor with joystick inputs which are routed to a micro-processor, then from the micro-processor to the motor controllers and finally to the motor itself. A Swedish inventor patented an early stage omni-directional wheel. Thereafter, the technology was purchased by the United States Navy and was advanced at the Naval Surface Warfare Center. The US Navy held the patent until its expiration in 1990. In 1996, the Navy transferred this technology to the Company for commercialization through a Cooperative Research and Development Agreement (CRADA).

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

Omni-Directional Aerial Work Platform. In late February 2004, the Company in collaboration with MEC Aerial Platform Sales Corporation of Fresno, California introduced a concept version of a scissor lift at the American Rental Association trade show in Atlanta. The scissor lift called the "Phoenix" incorporated the Company's omni-directional technology along with an MEC platform and lift mechanisms. The vehicle contains features presently unavailable on conventional aerial work platforms. For example, similar to the Company's lift truck, the aerial work platform's movement is controlled by a joystick. Movement to a particular spot or location at a job site can be accomplished easily due to the omni-directional technology, thereby eliminating the back and forth positioning typically associated with conventional platforms. Company designed control systems allow the operator to move at very regulated and easily controlled acceleration and speed, virtually eliminating operator error. The machine can climb over obstacles that would impede other machines. Our aerial work platform has the ability to climb over obstacles up to a height of one-third the overall wheel diameter. The wheel used on the aerial work platform has a 17" total diameter. Accordingly, this vehicle can climb over obstacles more than 5.66" high. The ability to "climb over" obstacles is an inherent advantage of our omni-directional technology. This is a feature which we believe no other aerial work platform can perform, or if another aerial work platform can perform, it is to a very limited degree. Generally, any "wheeled" vehicle can "climb" over some obstacles, however, other "wheeled" vehicles cannot climb over obstacles as high as the one-third of the wheel's diameter. The Company believes that, similar to its lift truck, the improved functionality of the aerial work platform will result in increased productivity at the job-site.

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

Military Products. During 1999, the Company was awarded a Phase I research contract under the Department of Defense's Small Business Innovation Research program (SBIR) to develop an omni-directional Multiple Purpose Mobility Platform
(MP2). Under the Phase I base contract, the Company studied the application of the omni-directional technology for military use and was supervised by the Naval Air Warfare Center Aircraft Division (NAWC-AD) in Lakehurst, New Jersey. The contemplated use includes the installation of jet engines on military aircraft and the transportation of munitions and other military goods. The Company completed the Phase I base contract in 1999 and was subsequently awarded a Phase I option from NAWC-AD to further define the uses of the MP2. In July 2000, the Company was awarded a Phase II research contract under the SBIR program. Under the Phase II contract, the Company is studying the feasibility of the MP2 for military purposes, and will culminate with the construction of one or more proto-type devices. This contract (with the option) was extended twice for 6 months each past the 42-month contract time period. Contract revenues were $750,000. Through December 31, 2003 the Company has received approximately $720,000 in revenues from the Phase II contract, and completed the production design of the MP2. A completed proto-type MP2 was delivered to the US Navy during the end of the first quarter of 2004 for testing purposes. A second vehicle, an omni-directional jet engine installation machine is being constructed for the US Navy, pending receipt of additional funding from the SBIR program. The Company has been advised by the US Navy that a non-SBIR sponsor for the MP2 program must be identified before a Phase II option is exercised. A Phase III contract could be awarded without such a sponsor. Although management believes the underlying omni-directional technology for the proposed MP2 has significant potential for both commercial and military applications, the Company cannot predict whether any sales beyond the Phase II contract will result from the SBIR program. It is the belief of management that sales to the military for products such as the MP2 or the MHU-110 engine handler will not materialize until the omni-directional technology achieves commercial acceptance. We do believe, however, that products such as the ATX-3000 or the Cobra AWP can and will be sold to the US government, possibly including the military.

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

We have also developed a traditional helicopter ground handling machine which has been marketed by us on a limited basis. This vehicle, Helitrax, was a patented design using technology that we purchased in 1995 under our predecessor company, Air Track Inc. The patented device was redesigned by us to include many features which we believe are needed by industry maintenance crews and by pilots. Helitrax was sold from 1995 through 2001 in limited amounts, in no more than approximately 30 units total, and sales were discontinued because of time constraints required getting the Sidewinder Omni-Directional lift truck to market.

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

Substantially all of the parts including frames, motors, controllers, and micro-processors have been ordered and received by the Company, and are partially assembled. The initial production run will be completed upon receipt of wheels and other components from suppliers which is expected in the second quarter of 2004. Unit assembly is undertaken by Crane and Machinery, Inc., Bridgeview, Illinois under Company specifications. UL (Underwriters Laboratories) and final ANSI (American National Standards Institute) testing is expected to be completed from 30 to 90 days from production completion. Following required testing, the Company expects to sell these units to select dealers in the United States. The Company has received purchase orders for its initial production run of 10 units.

ANSI testing refers to a series of tests including tilt testing the vehicle with each of the masts it will use to make certain that it will not fall over with a raised load at specified tilt angles. In addition, ANSI testing includes drop testing specified loads on the overhead guard to make certain that the overhead guard will not fail and crush the operator. These tests require us to turn the vehicle over to prove that the battery door lock will contain the battery in the event the vehicle is overturned. ANSI testing is performed by us and we must certify and document that the tests have been completed and the vehicle has passed in all respects. This testing is required prior to the vehicle being sold to the public in the United States.

UL testing is completed on lift trucks because we believes it is more productive to sell vehicles that have passed the extra safety and performance test requirements mandated by UL. Generally UL testing hinges around electrical issues that could cause fires to the vehicles and/or property. Most of the more prominent lift truck manufacturers complete UL testing on electrically operated lift trucks. Completion of UL testing is generally considered the mark of companies who will take extra steps and precautions to protect their customers. UL approval is a feature that salespersons can use to their advantage when selling vehicles because many insurers will not insure premises that use lift trucks that are not UL rated.

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

The consideration for the acquisition of equity interest in Filco is the payment to Filco of approximately $1,300,000 and the issuance of stock options to Mr. Filipov to acquire 900,000 shares of common stock of the Company. Of the total amount due, $300,000 has been paid by the Company, $300,000 was due on March 15, 2004, $300,000 is due on May 2, 2004 and the balance is due on June 2, 2004. The Company has used proceeds from its private placement offering conducted during the first quarter of 2004 to pay the initial $300,000, and expects to use additional proceeds from the offering to pay the balance due under the agreement. The amounts paid to Filco will be in the form of working capital loans to Filco. After payment of the entire amount, the Company's loan and an existing loan in favor of Mr. Filipov for the same approximate amount may be converted to equity of Filco. The stock option to be issued to Mr. Filipov to acquire 900,000 shares of the Company's common stock will be exercisable at a price per share of $0.01. No more than 12.5% of the options can be exercised during any one year. Accordingly, Mr. Filipov cannot exercise the options to receive more than an aggregate of 112,500 shares of our common stock per year. Any increase on this exercise limit is subject to the approval of our board of directors. Mr. Filipov also will be appointed a director of the Company and will receive an additional 100,000 shares of common stock of the Company for his role as director. Although the proposed acquisition with Filco has not yet been completed, we will appoint Mr. Filipov a director of our company because management believes that his credentials are extremely viable and valuable to our credibility in the investment and materials handling communities, particularly in Europe. Mr. Filipov has been employed in the materials handling industry virtually all of his life. We believe that his associations and relations in this industry can and will aid us as we pursue our business objectives. The Company will be required to register with the Securities and Exchange Commission all of the shares issuable to Mr. Filipov under Form SB-2, including those underlying the described stock options. The Company can not predict whether it will raise sufficient funds to pay all amounts due under the Filco agreement.

Filco has informed the Company that it will require total working capital in the amount of $5,000,000 in order for it to achieve profitable operations, in addition to 900,000 options to purchase shares of our common stock. We intend to provide another $5 million to Filco, either in the form of guaranteed credit lines or through additional sales our securities. Prior to the completion of the acquisition, we remain a creditor until we could guarantee sufficient funding sources and to provide an adequate line of credit for Filco's operations. In addition to funding and the procuring a line of credit, the closing of the acquisition is contingent upon the completion of a final definitive agreement.

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

The amounts loaned to Filco to date, even if unrecoverable, would not prevent us from commencing the manufacture of the Sidewinder Omni-Directional Lift Truck. The manufacture and sale of omni-directional material handling equipment is our primary goal. During the second quarter of 2005, we realized limited revenues f from the first sales of the Sidewinder Omni-Directional Lift Truck.

We believe that our unsecured loans to Filco are recoverable if the proposed acquisition is not completed. Should Filco default with loan repayment, if such payment were due and requested, it would be much easier to put Filco into bankruptcy in Germany than it would be in the United States. Should Filco be put into bankruptcy, we, as the largest creditor, would be in position to do a legal takeover through bankruptcy administrators.

History of Filco GmbH and History of Our Relationship with Filco
-----------------------------------------------------------------

Clark Material Handling Co. was the largest forklift manufacturer in the world in the 1980's. Clark Material Handling Co. of Europe owned approximately 50% of the assets and completed an estimated 50% of the sales of Clark forklifts. Clark was bought by Terex in 1994 and sold for $140 million in 1996. During that period it was managed by Fil Filipov, who was responsible for finding and completing acquisitions for Terex. Clark declared bankruptcy in 2003. Filco GmbH was formed by Fil Filipov in May of 2003 and Filco GmbH thereafter purchased the assets of Clark Europe. The "assets" of Clark Europe included intellectual property, inventory, machinery and equipment, existing cliental and a trained workforce. The transaction by Mr. Filipov to acquire the Clark assets was a purchase through the bankruptcy administrator which left all assets under his control and ownership. Mr. Filipov paid approximately 500,000 Euros and had to advance other fees to guarantee lease and other payments. This resulted in a total purchase by Mr. Filipov in the amount of approximately 1,300,000 Euros.

Since that time, Filco has operated with very limited operating capital, and has unresolved union issues. As a result, Filco has not operated profitably, or at all.

Our President, Peter Amico, has maintained a working relationship with Mr. Filipov since 2002.

Business Purposes of the Proposed Acquisition of Filco GmbH
-----------------------------------------------------------

In general, the Filco proposed acquisition could provide us access to strategic partnerships in personnel and successful business ventures, sales and market exposure in Europe.

The proposed acquisition of Filco may include a leased manufacturing facility, with an experienced workforce, inventory, intellectual property, and machinery sufficient to fill 200,000 square feet of assembly and manufacturing. Filco could provide us with cliental throughout Europe and the Middle East. This could provide us with the ability to sell a complete line of lift trucks beyond the limited sized Sidewinder Omni-Directional Lift Truck. It would provide manufacturing or assembly for our products, including, but not limited to, the aerial work platforms or any other products we develop or can contract to assemble with other companies.

In addition, if the acquisition is completed we anticipate that we will establish manufacturing capability in Europe, to complement our manufacturing in the United States. We currently purchase a high percentage of our parts in Europe, including, but not limited to, the frames from Bulgaria, motors and controllers manufactured in the Czech Republic and Sweden, and transmissions, brakes and seats manufactured in Germany. The mast could be manufactured, the frames could be powder coated (painted), and European parts could be assembled at the Filco plant. Partially assembled vehicles would be shipped to the United States for final assembly. Wheels and other parts for the vehicles may be sold in Europe or Middle Eastern countries could be shipped from the United States for the completion of manufacturing at Filco. We believe we could cut manufacturing costs because our material handling equipment could be manufactured in the continent in which it is sold, i.e., Europe. With our manufacturing capabilities in the United States, this potential acquisition would allow a portion of the Sidewinder becoming assembled and manufactured in each of the two continents that purchase and use about 70% of all material handling equipment worldwide.

The primary objective that must be achieved to reach the aforementioned goal(s) is to secure the necessary financing required to fund the acquisition and manufacturing objectives of Filco and us. There can be no assurance that we will be able to raise sufficient capital necessary to complete the acquisition and fund the manufacturing objectives of Filco and us.

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

DISTRIBUTION AND PRODUCT MARKETING.

The Company intends to establish a national and international dealer network to sell its fork-lift product line to existing equipment dealers. However, the Company may sell directly to select national and international accounts and retailers. National and international accounts or retailers include, but are not limited to, nationally recognized businesses with national or international locations having facilities in numerous states or countries.

During the past two years, in anticipation of commercial production, the Company solicited interest from targeted dealers nationwide, and in certain instances, received contracts from a number of these dealers. Due to the delay in the establishing commercial production, the contracts were not fulfilled. In 2004, the Company began soliciting dealers for distribution and during the first quarter of 2004 has reached an agreement with approximately 20 dealers nationwide. Principal terms of the agreement reached is that these dealers will purchase our products which include the ATX-3000, the Cobra AWP (scissor lift) and conventional lift trucks and thereafter sell these products to their clients. Certain of the dealers were given "exclusive" territories, such as Airtrax Canada (Airtrax Canada is not owned or operated by us but we have authorized their use of the Airtrax Name.) Airtrax Canada is required to purchase a minimum of 250 units of the Airtrax Sidewinder or Cobra AWP or Filco trucks to maintain the "exclusivity" portion of the agreement between firms. They cannot lose their exclusivity because we cannot meet their sales requirements. This same type arrangement was reached with Lakeland in New Zealand for 125 vehicles each year, Airtrax Africa for 125 units each year, Omnilink in Greece and the Blakans for 125 units each year and others. The dealers in the US have not been given exclusive territorial rights. They are required to purchase one or more vehicles, however, to become a dealer. Credit is not authorized to any dealers or foreign representatives. All sales are paid in advance, under terms of an irrevocable letter of credit or COD. Not all dealers have agreed to represent the conventional lift trucks line as some are established with other lift truck manufacturers and representing a competing product could be a violation of their existing agreement(s). Targeted dealers will consist of selected premier forklift dealers, currently selling other forklift products. The dealer network will consist of dealers who have substantial market share in the US, with a history of being able to sell and repair forklifts and/or related material handling solutions. Several of the targeted dealers are significant sized entities, having annual sales in excess of $100 million. The Company expects to provide a sales incentive to dealers through an aggressive pricing structure. Typically, a dealer will earn a commission ranging from $500 to $1,000 on the sale of a competitive forklift. The Company's pricing structure will enable the dealer to receive commissions from $3,500 to $4,000 per sale of the SIDEWINDER ATX-3000.

In the materials handling industry, distributors of products like ours finance their respective inventories in several different ways. The arrangement for distributor financing varies, depending upon the credit worthiness, financial capability and size of the distributor. Floor planning, which is arranged by the dealer or by the manufacturer, usually consists of financing from 6 to 12 months whereby the distributor pays interest only during the finance period. If at any time during the finance period the distributor sells the product, or if the finance period expires, the distributor is required to pay the principal. Many dealers buy vehicles to lease or rent to consumers and finance the vehicle much the same manner as a standard consumer. Under certain arrangements, the dealer applies receipts against principal and interest.

In May 2003, the Company entered into contracts with two Alaskan Native Corporation (ANC) whose primary purpose is to manage assets and conduct business for the benefit of its nearly 3,000 Alaskan Native shareholders. The two corporations have been granted Section 8(a), small disadvantaged business status, under the Small Business Administration. Under their Section 8(a) status, the two corporations can provide sole source bid to provide services and products, such as those developed by the Company, for resale to the United States Government. During fiscal 2003, the Company did not effect any sales through this re-seller channel, and can not predict whether it will be able to do so in the future. A primary reason, for the non-sales is, of course, that we have not been in production.

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

Product Warranty Policies
-------------------------

Our product warranty policy is similar to the warranty policies of other major manufacturers, i.e., one-year warranties on all parts and labor, and two years on major parts. However, our vehicles have very few parts to warranty. In addition, manufacturers of our parts and vehicles have their own warranty policies that, in effect, take the financial exposure from our company. There are exceptions to this rule, such as the frame and significantly, the motors and controllers. These parts have an eighteen-month guarantee or warranty, but the coverage begins when the product is shipped to us. As a result of this policy Danaher has increased the warranty from 12 to 18 months for us.

FACILITIES.


The Company maintains its administrative offices at 870B Central Avenue, Hammonton, New Jersey 08361 on premises owned by the Company's President. As of December 31, 2003, the arrangement between the parties has been rent-free. In addition, the Company maintains limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to the Company, including, but not limited to, the rental of offices used for the engineering and manufacturing of our prototype machines, rental space to test prototypes and for the storage of production-readied parts. Through December 31, 2002, the arrangement between the parties has been rent-free. Effective January 1, 2003, the Company has agreed to pay H&R Industries a rental fee of $3,000 per month and has the option to pay in cash or in the form of common stock. The arrangement is on a month to month basis.


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

Item 2. Description of Property.


The Company maintains its administrative offices at 870B Central Avenue, Hammonton, New Jersey 08361 on premises owned by the Company's President. As of December 31, 2002, the arrangement between the parties has been rent-free. In addition, the Company maintains limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to the Company, including, but not limited to, the rental of offices used for the engineering and manufacturing of our prototype machines, rental space to test prototypes and for the storage of production-readied parts. As of December 31, 2002, the arrangement between the parties has been rent-free. Effective February 1, 2003, the Company has agreed to pay H&R Industries a rental fee of $3,000 per month and has the option to pay in cash or in the form of common stock. The arrangement is on a month-to-month basis.


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

Recent Sales of Unregistered Securities.

On May 8, 2003, we issued an aggregate of 350,000 shares of common stock to third parties pursuant to certain sales agreements.

In April and November of 2003, we issued an aggregate of 57,139 shares of common stock to a certain financial consultant as compensation for services performed on our behalf.

In April and June of 2003, we issued an aggregate of 60,000 shares of common stock to 6 of our directors as compensation for services performed on our behalf in each of their capacities as directors of our company.

On January 20, 2003, we issued options to purchase an aggregate of 180,000 shares of common stock to our President, Peter Amico, as compensation for services performed on our behalf under Mr. Amico's Original Employment Agreement. Of the options, 1/5 of the options were exercisable for a total consideration of a $1.00, 1/2 of the options were exercisable at 30% of the lowest price paid for the stock in the 30 day period preceding exercise for each year of the contract, and the remaining options were exercisable at 15% of the lowest price paid for the stock in the 30 day period preceding exercise.

From October 2002 through April 2005, we issued an aggregate of 127,500 shares of common stock to two of our employees as compensation for services performed on our behalf, and as employee incentive bonuses.

In August 2002, we issued an aggregate of 25,000 shares of common stock to one of our directors, and options to purchase 5,000 shares of common stock to our Secretary, each as compensation for services performed on our behalf in their respective capacities.

On July 23, 2002, we issued an aggregate of 160,000 shares of common stock to a certain investor relations consulting firm as compensation for services performed on our behalf.

In April 2002, we issued an aggregate of 1,930 shares of common stock to a certain engineering firm as compensation for electrical engineering services performed on our behalf.

From January 2002 through April 2005, we issued an aggregate of 60,200 shares of our common stock to Harry Schmidt Associates, PA as rental payments for our equipment under certain leases which we entered into with said firm.

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

Operating and administrative expenses which includes administrative salaries, depreciation and overhead for the 2003 period totaled $2,108,370 which represents an increase of $935,618 from $1,172,752 incurred in 2002. The increase is due primarily to consulting fees paid to higher consulting fees to various third parties in the form of common stock which totaled $1,332,989 in 2003, versus $572,245 in 2002 and costs related to the development of its omni-directional technology. Interest expense payable to third party suppliers totaled $43,938 for the 2003 period, representing a slight increase from $33,174 for the 2002 period. In 2003, the Company reported $7,914 of other income from interest payments from Filco GmbH, which contrasts with $4,215 for the prior period. Net loss before taxes in 2003 was $2,213,798 which reflects on increase of $1,355,544 from $858,254 in net loss before taxes for the 2002 period.

In 2003, the Company recorded $210,553 as the expected sale of its net operating losses and tax credits under a New Jersey program described further in Liquidity and Capital Resources below. This amount contrasts with $59,292 recorded during 2002.

Loss attributable to shareholders for 2003 was $2,191,657 which represents an increase of $1,392,695 from $798,962 during the 2002 period. During 2003, the Company paid dividends on its preferred stock to a controlling shareholder of the Company in the amount of $80,749. No such dividends were paid in 2002. Deficit accumulated during development stage during 2003 was $2,272,406 (or a loss per share of $0.29 for common stockholders) which represents an increase of $1,473,444 from $798,962 (or a loss per share of $0.15 for common stockholders) for the 2002 period.

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

We have experienced negative cash flows from operations of $705,790 during 2003 and $404,742 during 2002. These negative results stem primarily from operating losses of $2,191,657 in 2003 and $798,962 during 2002. These results are not unusual for a company in the development stage; it is noteworthy that significant portions of the losses result from non cash charges, primarily from equity securities issued for services.

We have consistently demonstrated our ability to meet our cash requirements through private placements of its common stock. We have continued to similarly satisfy those requirements during the year ended December 31, 2004.

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

Name                            Age              Title
----                            ---              -----
Peter Amico                     60         President and Chairman
D. Barney Harris                43         Executive Vice President and Director
John Watt Jr.                   69         Former Secretary and Former Director
James Hudson                    61         Director
William Hungerville             68         Director


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

D. Barney Harris* - Mr. Harris has been a Director of the Company since December 1998 and a Vice President since July 1999. From 1997 to July 1999, Mr. Harris was employed by UTD, Inc. Manassas, Virginia. Prior to 1997, Mr. Harris was employed by EG&G WASC, Inc., Gaithersburg, Maryland, as a Senior Engineer and Manager of the Ocean Systems Department where he was responsible for the activities of 45 scientists, engineers and technicians. During this period while performing contract services for the US Navy, he was principally responsible for the design of the omni-directional wheel presently used by the Company. Mr. Harris received his B.S.M.E. from the United States Merchants Marine Academy in 1982.

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


*Our engineers including the team initially lead by D. Barney Harris, Nicholas Fenelli and Robert Mullowney designed and tested the "Airtrax" wheel which corrected the "bumpy" ride in the technology as received from the US Navy at speeds of 11 m.p.h. or more and alleviated it to the point wherein it was considered acceptable in the materials handling industry. This design and methods to achieve the design were patented by us as follows: (i) 6,340,065 - low vibration omni-directional wheel on January 22, 2002, (ii) 6,394,203 - method for designing low-vibration omni-directional wheels on May 28, 2002, and
(iii) 6,547,340 - low vibration omni-directional wheel on April 15, 2003.


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

Item 12. Certain Relationships and Related Transactions.

Arcon Cop., a corporation wholly owned by the Company's chairman and president, owns 275,000 shares of preferred stock of the Company. Each share of Preferred Stock is entitled to 10 votes per share on all matters on which shareholders are entitled to vote. The preferred stock has a stated value per share of $5.00 and an annual dividend per share equal to 5% of the stated value. The annual cash dividend is $68,750. Dividends are cumulative and the holder has a right during any quarter to waive any cash dividend and receive the dividend in the form of common stock at a price per share equal to 30% of the lowest private offering or trading price of the common stock. The preferred stock is not convertible into common stock, however, has a preference over common stockholders upon liquidation equal to the stated value per share.

The consideration paid by Mr. Amico and Arcon for the issuance of 275,000 shares of our preferred stock is as follows: Air Tracks, Inc. was incorporated in May

1995. Peter Amico, our President and the largest shareholder of Air Tracks, Inc., capitalized Air Tracks, Inc. with $20,000. In exchange, Mr. Amico was issued 3.5 million shares of common stock of Air Tracks, Inc. We were formed in April 1997 by Louis Perosi and Albert Walla. In April 1997, it was agreed to merge our company with Air Tracks, Inc. Pursuant to the merger, Mr. Amico exchanged 3.5 million shares of Air Tracks, Inc. stock for 1 million shares of our common stock, plus 275,000 shares of preferred stock. It was determined by the parties that the voting shares that would be held by Mr. Amico/Arcon would be essentially the same. Since the preferred shares are not convertible and thus held no exit metthod it was determined to provide a dividend. The $5.00 per share was the price used to satisfy the issue.

For fiscal year 2001, Arcon received 246,731 shares of our common stock in lieu of the cash dividend which was deemed to have a fair market value of $188.412. For explanatory purposes, in 2001 the $188,412 fair market value of the stock represents the $68,750 yearly dividend due for 275,000 shares owned in 2001, valued at $5.00 per share, which is used to purchase common stock at a 30% discount. This equates to $188,412 divided by 30% ($56,524) minus the difference of the actual stock price which varied during the purchase period. For fiscal year 2002, Arcon received a cash dividend of $17,187.50, and received 100,000 preferred shares in lieu of 221,892 shares of our common stock in lieu of the cash payment for the balance of the dividend. For fiscal year 2003, Arcon expects to receive 19,097 shares of common stock in lieu of the cash payment of the dividend.

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

                                  AIRTRAX, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                                    CONTENTS
                                    --------

Accountant's Audit Report                                                   1

Balance Sheet                                                               2

Statements of Operations and Deficit Accumulated During Development Stage   3

Statements of Changes in Stockholder's Equity                               4

Statements of Cash Flows                                                    5

Notes to Financial Statements                                               6

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

As discussed in Note 2 to the financial statements, certain errors in the financial statements were discovered during the current year. Accordingly, the 2003 financial statements have been restated to correct the errors.

Robert G. Jeffrey
Certified Public Accountant

Wayne, New Jersey
January 28, 2005

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003


                                                          ASSETS

Current Assets
         Cash                                                    $       37,388
         Inventory                                                      384,754
         Prepaid expenses                                               267,790
         Deferred tax asset                                             201,005
                  Total current assets                                  890,937
                                                                 ---------------
Fixed Assets
         Office furniture and equipment                                  75,652
         Automotive equipment                                            21,221
         Shop equipment                                                  22,155
         Casts and tooling                                              173,639
                                                                 ---------------
                                                                        292,667
         Less, accumulated depreciation                                 154,469
                                                                 ---------------
                  Net fixed assets                                      138,198

Other Assets
         Patents - net                                                   43,053
         Utility deposits                                                    65
                                                                 ---------------
                  Total other assets                                     43,118
                                                                 ---------------

              TOTAL ASSETS                                       $    1,072,253
                                                                 ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                        $      475,951
         Payroll taxes and other accrued liabilities                    279,878
         Shareholder deposits for stock                                 130,000
         Current portion of note payable                                  1,572
         Stockholder notes payable                                       80,895
                                                                 ---------------

                  Total current liabilities                      $      968,296

Long Term Liabilities
         Long term portion of note payable                                3,974
                                                                 ---------------

             TOTAL LIABILITIES                                          972,270

Stockholders' Equity
         Common stock - authorized, 20,000,000 shares without
            par value; 8,696,552 issued and outstanding               6,209,996
         Preferred stock - authorized, 500,000 shares without
            par value; 275,000 issued and outstanding                    12,950
         Deficit accumulated during the development stage            (5,916,011)
         Deficit prior to development stage                            (206,952)
                                                                  --------------

                  Total stockholders' equity                             99,983

            TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY                       $    1,072,253
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


                                                                  May 19, 1997
                                                                    (Date of
                                                                  Inception) to
                                                                    December
                                       YEAR  2003    YEAR 2002      31, 2003
                                      ------------ ------------  ---------------

CONSULTING REVENUE                    $    21,879  $   551,122     $  1,023,123

COST OF PROVIDING CONSULTING SERVICE       91,283      207,665          470,371
                                      ------------ ------------    -------------
                  Gross Profit (Loss)     (69,404)     343,457          552,752

OPERATING AND ADMINISTRATIVE EXPENSES   2,108,370    1,172,752        6,418,446
                                      ------------ -----------     -------------
OPERATING LOSS                         (2,177,774)    (829,295)      (5,865,694)

OTHER INCOME AND (EXPENSE)
        Interest expense                  (43,938)     (33,174)        (144,170)
        Other income                       7,914         4,215           75,315
                                     ------------- ------------    -------------
NET LOSS BEFORE INCOME TAXES           (2,213,798)    (858,254)      (5,934,549)
                                     ------------- ------------    -------------
INCOME TAX BENEFIT (STATE):
         Current                          210,553       59,292          210,553
         Prior years                            -            -          307,766
                                      ------------ ------------    -------------
                  Total Benefit           210,553       59,292          518,319
                                      ------------ ------------    -------------
NET LOSS BEFORE DIVIDENDS              (2,003,245)    (798,962)      (5,416,230)
                                      ------------ ------------    -------------
DEEMED DIVIDENDS ON PREFERRED STOCK       188,412            -          188,412
                                      ------------ ------------    -------------
NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                       (2,191,657)    (798,962)      (5,604,642)

PREFERRED STOCK DIVIDENDS DURING
         DEVELOPMENT STAGE                (80,749)           -         (311,369)
                                       ----------- ------------    -------------
DEFICIT ACCUMULATED                 $  (2,272,406) $  (798,962)    $ (5,916,011)
                                    ============== ============    =============
EARNINGS PER SHARE:
NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                    $   2,191,657  $   798,962
ADJUSTMENT FOR PREFERRED STOCK
    DIVIDENDS ACCUMULATED BUT UNPAID       68,750       68,750
                                     ------------- ------------
LOSS ALLOWABLE TO COMMON
    SHAREHOLDRS                     $   2,260,407  $   867,712
                                    ============== ============
NET LOSS PER SHARE -
 Basic and Diluted                  $        (.29) $      (.15)
                                    ============== ============
WEIGHTED AVERAGE SHARES OUTSTANDING     7,818,400    5,767,347
                                    ============== ============

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the Year Ended December 30, 2003


                                     COMMON           PREFERRED          DEFICIT ACCUMULATED      DEFICIT PRIOR
                                      STOCK             STOCK                  DURING                 TO
                                 Shares     Amount    Shares   Amount      DEVELOPMENT STAGE     DEVELOPMENT STAGE       TOTAL
                              ---------- ----------- --------  --------    --------------          ----------        -----------
Balance, December 31, 2001    5,431,237  $2,852,895  275,000   $12,950       $(2,844,643)          $(206,952)        $ (185,750)

Sales of stock under
    Regulation D offering       392.834     396,630                                                                     396,630

Shares issued for services      423,659     413,899                                                                     413,899

Net loss for period                                                             (798,962)                              (798,962)


Balance, December 31, 2002    6,247,730   3,663,424  275,000    12,950        (3,643,605)           (206,952)          (174,183)
                              ---------- ----------- --------  --------    --------------          ----------        -----------
Adjustment                      (21,912)

Sales of stock under
    Regulation D offering       715,000     659,000                                                                     659,000

Shares issued for services    1,509,003   1,506,556                                                                   1,618,411

Shares in lieu of preferred
    Dividends                   246,731     269,161                              (80,749)                               188,412

Net loss for the period                                                       (2,191,657)                            (2,191,657)

                              ---------- ----------- --------  --------    --------------          ----------        -----------
Balance, December 31, 2003    8,696,552  $6,098,141  275,000   $12,950       $(5,916,011)          $(206,952)        $   99,983
                              ---------- ----------- --------  --------    --------------          ----------        -----------

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002



                                                                                   May 19, 1997
                                                                                     (Date of
                                                                                   Inception)to
                                                     Year 2003        Year 2002   December 31, 2003
                                                  ---------------   ------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                          $   (2,191,657)   $   (798,962) $     (5,604,642)
Adjustments to reconcile net income to net cash
   consumed by operating activities:
      Charges not requiring the outlay of cash:
       Depreciation and amortization                      36,214          31,071           200,690
       Value of equity securities issued for services  1,332,989         572,245         2,126,580
            Value of options granted for services
       Deemed dividends on preferred stock               188,412                           188,412
       Interest accrued on shareholder loan               11,478           2,800            17,075
       (Increase) decrease in accrual of deferred
            tax benefit                                 (150,262)         19,043          (201,005)
      Changes in current assets and liabilities:
       Decrease (increase) in inventory                 (197,914)         46,410          (384,754)
       (Increase) decrease in accounts receivable         50,936         (30,101)
       Increase (decrease) in accounts payable
            and accrued liabilities                      214,014        (107,294)          693,904
       Increase in prepaid expense                             -        (139,954)         (146,957)
                                                  ---------------   ------------- -----------------

                Net Cash Consumed By
                     Operating Activities               (705,790)       (404,742)       (3,110,697)
                                                  ---------------   ------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                (90,045)        (36,883)         (298,978)
Additions to patent cost                                  (9,385)              -           (76,992)
                                                 ---------------    ------------- -----------------


                  Net Cash Consumed By
                        Investing Activities             (99,430)        (36,883)         (375,970)
                                                  ---------------   ------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of common stock sales                       789,000         396,630         3,469,508
Proceeds of option exercises                               5,900           2,500             8,400
Proceeds of sales of preferred stock                           -               -            12,950
Proceeds (repayment) of stockholder loans                 (3,298)         61,506            87,125
Preferred stock dividends paid in cash                         -               -           (53,503)
Partial repayment of equipment note                         (425)                             (425)
                                                  ---------------   ------------- -----------------
                Net Cash Provided By
                    Financing Activities                 791,177         460,636         3,524,055
                                                  ---------------   ------------- -----------------
                Net Increase (Decrease) In Cash          (14,043)         19,011            37,388
       Balance at beginning of period                     51,431          32,420                 -
                                                  ---------------   ------------- -----------------
       Balance at end of period                   $       37,388    $     51,431  $         37,388
                                                  ===============   ============= =================

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

Basis of Presentation
The Company has incurred losses from inception to December 31, 2003 of $5,604,642. Activities have been financed primarily through private placements of equity securities. The Company may need to raise additional capital through the issuance of debt or equity securities to fund its operations.

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

Stock Options
Stock options are awarded to employees as compensation for services. Such awards are immediately exercisable. They are accounted for by charging income in the year of grant with the excess of the fair market value of the underlying stock at the date of grant over the exercise price.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


1.      (continued)

Segment Reporting
Management treats the operations of the Company as one segment.

Revenue Recognition
Revenue will be realized from product sales. Recognition will occur upon shipment to customers, and where the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales prices is fixed or determinable, and collectability is reasonably assured. Some revenue has been realized from performing services. Revenue from services is recognized when the service is performed and where the following criteria are met; persuasive evidence of an arrangement exists; the contract price is fixed or determinable; and collectability is reasonably assured.

Common Stock
Common stock is often issued in return for product, services, and as dividends on the preferred stock. These issuances are assigned values equal to the value of the common stock on the dates of issuance.

2.      CORRECTIONS

Certain errors affecting the 2002 and 2003 financial statements have been discovered. Correcting these errors resulted in changes in the net losses attributable to common shareholders with a resultant increase in the deficit accumulated during development stage, an increase in common stock, and certain changes in the statement of cash flows as of December 31, 2003 and for the years ended December 31, 2003 and 2002. The 2003 financial statements have, therefore, been restated to correct these errors. The restated amounts are compared with the amounts previously reported, in the following tables.

                      For the Year Ended December 31, 2003

                                  BALANCE SHEET
                                  -------------

                                  As Originally
                                    Presented        Adjustments       As Restated

Deferred Tax Asset                $    199,385       $     1,620 (3)    $    201,005
                                  =============      ============       =============

Stockholders' Equity:
    Common stock                  $  5,891,729       $    18,000 (1)    $  6,209,996
                                                         188,412 (2)
                                                         111,855 (9)
    Preferred stock                     12,950                 -              12,950
    Deficit accumulated
      during development
      stage                         (5,599,364)         (113,503)(4)      (5,916,011)
                                                        (203,144)(9)
    Deficit prior to
      development stage               (206,952)                -            (206,952)
                                  -------------      ------------      --------------
          Net change              $     98,363       $     1,620       $      99,983
                                  =============      ============      ==============

    STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE


                      Year Ended December 31, 2003                              May 19, 1997 (Inception)to December 31, 2003

                                     As Originally                              As Originally
                                      Presented      Adjustments   As Restated    Presented     Adjustments        As Restated
                                     -------------  -------------  ------------ -------------   ------------      -------------
Operating and Administrative
    Expenses                         $(2,184,518)   $ (15,141)(1)  $(2,108,370)  $(6,291,450)   $ (15,141)(1)      $(6,418,446)
                                                       91,289 (9)                                (111,855)(9)
Interest Expense                         (41,079)      (2,859)(1)      (43,938)     (141,311)      (2,859)(1)         (144,170)

Income Tax Benefit (Current)             208,933        1,620 (3)      210,553       208,933        1,620 (3)          210,553

Deemed Dividend on Preferred
    Stock                                      -     (188,412)(2)     (188,412)            -     (188,412)(2)         (188,412)

Loss Accumulated During                             ---------                                     -------
    Development Stage                $(2,078,154)   $(113,503)     $(2,191,657)  $(5,287,995)   $(316,647)         $(5,604,642)
                                                    =========                      =========      =======            =========
Net Loss Per Share                   $      (.27)       $(.02)           $(.29)
                                     -------------  ---------      ------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                      Year Ended December 31, 2003             May 19, 1997 (Inception) to December 31, 2003
                                      ----------------------------             ---------------------------------------------
                                 As Originally
Operating Activities:              Presented        Adjustments     As Restated
                                  -----------       ----------      -----------
Net Loss                          $(2,078,154)      $(113,503)(4)   $(2,191,657)  $(5,287,995)  $(316,647)(4)   $(5,604,642)
Value of equity securities
  issued for services               1,350,278          74,000 (7)     1,332,989     1,940,725      74,000 (7)     2,126,580
                                                                     (119,288)(9)                 111,855 (9)
                                                                       27,999 (9)
Increase in accrual of
  deferred tax benefit               (148,642)         (1,620)(3)    (150,262)       (199,385)     (1,620)(3)      (201,005)
Increase in accounts payable
  and accrued liabilities             209,014           5,000 (1)     214,014         688,904       5,000 (1)       693,904
Deemed dividend on preferred
  stock                                     -         188,412 (2)     188,412               -     188,412 (2)       188,412
Interest on shareholder loan                -          11,478 (5)      11,478               -      11,478 (5)        17,075
                                                                                                    5,597 (10)

Error in addition                           1              (1)(1)           -               1          (1)(1)             -
                                  -----------       ----------      -----------    ----------   ---------
Net Cash Consumed By
  Operating Activities               (778,267)         72,477        (705,790)     (3,188,771)     78,074        (3,110,697)
                                  -----------       ----------      -----------    ----------   ---------        ----------



Investing Activities:
Acquisitions of equipment             (96,016)          5,971 (6)     (90,045)       (304,949)      5,971(6)       (298,978)

Net Cash Consumed By
  Investing Activities               (105,401)          5,971         (99,430)       (381,941)      5,971          (375,970)
                                  -----------       ----------      -----------    ----------   ---------        ----------
Financing Activities:
Net proceeds of common
  stock sales                         845,000         (56,000)(8)     789,000        3,403,908     130,000 (1)     3,469,508
                                                                                                  (56,000)(8)
                                                                                                   (5,900)(1)
                                                                                                   (2,500)(10)


Repayment of stockholder loan         (13,179)          9,881 (5)      (3,298)               -     (3,298)(5)         (3,298)
Proceeds of stockholder loan                -               -               -           76,941     13,179 (5)         90,423
                                                                                                      303 (10)
Proceeds of note payable                5,546          (5,546)(6)           -            5,546     (5,546)(6)              -
Proceeds of option exercises                -           5,900 (1)       5,900                -      5,900 (1)          8,400
                                                                                             -      2,500(10)
Partial repayment of equipment
  Note                                      -            (425)(6)        (425)               -       (425)(6)           (425)
Footing error                               -               -               -          104,247   (104,247)(1)              -

Net Cash Provided By Financing
  Activities                          837,367         (46,190)        791,177        3,550,089    (26,034)         3,524,055
                                   ----------         -------      ----------      -----------    -------          ---------

Footing error                          32,258         (32,258)(1)           -           58,011    (58,011)                 -
                                   ----------         -------      ----------      -----------    -------

Net decrease in cash               $  (14,043)        $     -      $  (14,043)     $    37,388    $     -          $  37,388
                                   ==========         =======      ==========      ===========    =======          =========

(1) Correction of errors in entering data on the Edgar system.
(2) Addition of deemed dividend not included on original filing.
(3) Correction of the state deferred tax benefit.
(4) Net Amount of Changes on Statement of Operations and Deficit Accumulated During Development Stage.
(5) Correction to present details of changes in shareholder loan.
(6) Equipment purchases of $5,971 were paid with a promissory note. This adjustment corrects the reporting of this transaction to recognize it as a noncash transaction. A $425 principal portion of the not was repaid during 2003.
(7) Correction to recognize transactions that had not been recorded at the time the financial statements were issued.
(8) Correction of error in recording expenses of stock issuance.
(9) Correction of recording of stock options and stock grants; this caused an increase in retained deficit, an increase in paid in capital and a reduction in expenses.

                      For The Year Ended December 31, 2002
                      ------------------------------------

    STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

                                     As Originally
                                      Presented       Adjustments   As Restated
                                      ---------       -----------   -----------
Operating and Administrative
    Expenses                        $  1,014,406    $ (158,346)(1)  $ 1,172,752

Net loss accumulated during
    development stage               $   (640,616)   $ (158,346)     $  (798,962)
                                    =============   ===========     ============

Net Loss Per Share                  $       (.12)   $     (.03)     $      (.15)


                             STATEMENT OF CASH FLOWS

                                     As Originally
                                      Presented       Adjustments   As Restated
                                      ---------       -----------   -----------
Cash Flows From Operating Activities
Net loss                            $    (640,616)  $ (158,346)(2)  $  (798,962)
Value of equity securities issued
    For services                          413,899      158,346 (1)      572,245

Net Cash Consumed By Operating
                                                    -----------
    Activities                      $    (404,742)  $        -      $  (404,742)
                                                    ===========     ============


(1) Correction of recording of expenses of stock issuances.
(2) Net amount of changes on Statement of Operations and Deficit Accumulated During Development Stage.

These corrections caused changes in the opening balances of the deficit accumulated during development stage, as follows.

Retained Deficit At Beginning
    of year:                                    2003               2002
    -------                                     ----               ----
As previously reported                      $ (3,440,461)      $ (2,799,845)
Adjustment to correct accounting
  for stock options and stock grants            (203,144)           (44,798)

Balance at beginning of year as
  restated                                    (3,643,605)        (2,844,643)
Net loss, as restated                         (2,191,657)          (798,962)
Dividends on preferred stock                     (80,749)                 -
                                            -------------      -------------
Retained Deficit at End of Year             $ (5,916,011)      $ (3,643,605)
                                            =============      =============


3.      RELATED PARTY TRANSACTIONS

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

Since June 1999, the Company has made its headquarters in premises owned by the Company president, which to date has been rent-free. If rent was charged for this space it would be insignificant.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


4.      PRIVATE PLACEMENT OFFERINGS

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

During the year 2003 unpaid preferred dividends that had accumulated during the years 2000 and 2001, totaling $80,749, were paid through the issuance of 246,731 shares of common stock. Additional dividends of $68,750 accrued during each of the years 2002 and 2003, and remained unpaid at December 31, 2003. The majority shareholder had the right at December 31, 2003 to acquire 557,861 shares of common stock as accrued and unpaid dividends under the features of the preferred stock issue. A partial payment was made on these unpaid dividends in March 2004 by a cash payment of $45,833.

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


During the year 2003, the Company realized $60,291 from the sale, as permitted by New Jersey law, of its rights to use the New Jersey NOL'S and research and development credits that had accrued during 2002. Similar sales were made in prior years of tax benefits accrued during those prior periods. These potential New Jersey offsets for periods prior to 2003 are, thus, no longer available to the Company.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as presented below, all stemming from NOL'S.

                                    Current Non-current        Total
                                   --------------------        -----
       Deferred Tax Assets         $ 892,015      $ 1,146,741      $ 2,038,756
       Valuation Allowance           691,010        1,146,741        1,837,751
                                   ----=-----     ------------     ------------
       Balance Recognized          $ 201,005      $         -      $   201,005
                                   ==========     ============     ============

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


8.      RENTALS UNDER OPERATING LEASES

Office equipment was leased under an operating lease that was fully paid during 2002. At present, the Company is not obligated under any operating lease.

Rent expense amounted to $36,000 in 2003 and $6,000 in 2002.

9.      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest and income taxes is presented below:

                                      2003                         2002
                                    --------                     -------

         Interest                    $35,828                     $27,927
         Income taxes                    500                         200

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

10.  WARRANTS AND OPTIONS

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


11.     CONTINGENCIES

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

On March 9, 2004, the Company reached a tentative agreement, subject to certain closing conditions, with Fil Filipov to acquire 51% of the capital stock of FiLCO GmbH, a German manufacturer of fork trucks with a manufacturing facility in Mulheim, Germany (FiLCO). As partial consideration for this acquisition, the Company agreed to lend approximately $1,220,000 to FiLCO, to be advanced in monthly installments through June 2, 2004. In addition, loans totaling 1,225,000 Euros had been made to Filco by its sole shareholder. If the Company lends the entire $1,220,000 to FiLCO, the Company and FiLCO's sole shareholder have agreed that they would convert these loans to FiLCO capital. Through March 29, 2004, loans totaling $500,000 had been made to FiLCO by the Company. As additional consideration for this FiLCO stock purchase, the Company agreed to pay the seller 12,750 Euros and to issue to the seller 900,000 warrants to purchase Company stock; these warrants would be exercisable at $.01 per share. The Company also agreed to appoint the seller of the FiLCO stock as a director of the Company and grant him options to purchase 100,000 shares of Company stock at a price of $.01. Additionally, the Company agreed to advance funds, if needed, to FiLCO to provide for its working capital needs. Any advances made under the latter provision would be collateralized by the remaining 49% of FiLCO stock and would be repaid only from dividends paid on that 49% stock. As of March 29, 2004, the Company had not paid the 12,750 Euros to the sole shareholder and had not issued the warrants to purchase 900,000 shares of Company common stock.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



11.     CONTINGENCIES (CONTINUED)

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

12.     SUBSEQUENT EVENTS

On May 14, 2004, a final closing occurred of the private placement referred to in Note 10. The Company raised an additional $2,880,100 and issued 3.6 million shares of common stock and 1.8 million warrants with and exercise price of $1.25.

13.     RECENT ACCOUNTING PRONOUNCEMENTS

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

Airtrax, Inc.






        /s/ Peter Amico                                 November 3, 2005
        ---------------
        Peter Amico                                           Date
        Chairman, Principal Financial Officer and
        Principal Executive Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






        /s/ Peter Amico                                 November 3, 2005
        ---------------
        Peter Amico                                           Date
        Director

        /s/ D. Barney Harris                            November 3, 2005
        --------------------
        D. Barney Harris                                      Date
        Director


        /s/ James Hudson
        -----------------
        James Hudson                                    November 3, 2005
        Director
                                                              Date

        /s/ William Hungerville                         November 3, 2005
        -----------------------
        William Hungerville                                   Date
        Director


        /s/ Fil Filipov                                 November 3, 2005
        ---------------
        Fil Filipov                                           Date
        Director