Form 10KSB/A
period 2004-12-31
AIRTRAX INC
filed 2005-11-04
CIK 1081372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                    Issuer's telephone number: (856) 232-3000

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                           Page
                                     PART I

Item 1.   Description of Business...........................................3

Item 2.   Description of Property..........................................14

Item 3.   Legal Proceedings................................................15

Item 4.   Submission of Matter to Vote of
          Security Holders ................................................15

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters..........................................................16

Item 6.   Management's Discussion and Analysis
          or Plan of Operation ............................................19

Item 7.   Financial Statements ...................................   F-1 to F-26

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................31

Item 8A.  Controls and Procedures .........................................31

Item 8B.  Other Information ...............................................31

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act  ..............32

Item 10.  Executive Compensation ..........................................33

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters .................................37

Item 12.  Certain Relationships and Related Transactions ..................38

Item 13.  Exhibits . ......................................................40

Item 14.  Principal Accountant Fees and Services ..........................41

          Signatures and Certifications....................................42

                                     PART I

NOTE REGARDING FORWARD LOOKING INFORMATION

Various statements in this Form 10-KSB and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "could," "currently envision," "estimate," "expect," "intend," "may," "project," "seeks," "we believe," "will," and similarwords or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by those forward-looking statements.

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

TECHNOLOGY DESCRIPTION

Since the technology transfer under the CRADA agreement, we have examined and redesigned many aspects of the system for use in various applications including forklifts and other material handling equipment. In this regard, we refined control software and hardware, and tested a variety of drive component features on our pilot omni directional lift trucks and scissor-lifts. Extensive demonstrations of prototype vehicles for commercial and military users in combination with market research enabled us to direct our initial development efforts towards the material handling products, offering the best probability for successful market entry.Our management designed other aspects of our machine to complement the unique functionality of our omni-directional technology. In so doing, we achieved a virtually maintenance free unit which allows the operator free and unrestricted movement during operation. Each vehicle is powered with AC motors eliminating brushes and commutators of conventional DC motors. The AC motors also are lubricated for life thereby eliminating the need for additional greasing and fittings. The transmission uses a synthetic lubricant, and is sealed for life. The joystick controls all vehicle movement; therefore conventional drive trains, steering racks, hydraulic valve levers, and foot petals for braking and acceleration are all non-existent.

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

We have commenced and are near completion of our initial production run consisting of 10 units of our Sidewinder ATX-3000 Omni-Directional Lift Truck. Substantially all of the parts including frames, motors, controllers, and micro-processors have been ordered and received by us, and are partially assembled. The initial production run will be completed upon receipt of wheels and other components from suppliers which is expected in the first quarter of 2005. Unit assembly is undertaken by us at H&R Industries for the first 10 units. We will conduct future assembly in the United States in facilities to be leased early in the second quarter of 2005. ANSI's (American National Standards Institute) testing was completed in the first quarter of 2005 and UL (Underwriters Laboratories) testing is expected to be completed at the end of the first quarter, or in the beginning of the second quarter of 2005. Following required testing, we expect to sell these units to select dealers in the United States. We have received purchase orders for our initial production run of 10 units.

ANSI testing refers to a series of tests including tilt testing the vehicle with each of the masts it will use to make certain that it will not fall over with a raised load at specified tilt angles. In addition, ANSI testing includes drop testing specified loads on the overhead guard to make certain that the overhead guard will not fail and crush the operator. These tests require us to turn the vehicle over to prove that the battery door lockwill contain the battery in the event the vehicle is overturned. ANSI testing is performed by us and we must certify and document that the tests have been completed and the vehicle has passed in all respects. This testing is required prior to the vehicle being sold to the public in the United States.

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


The consideration for the proposed acquisition consists of the issuance of options to Mr. Filipov to purchase 900,000 shares of our common stock at an exercise price of $0.01. No more than 12.5% of such options can be exercised during any one year. Accordingly, Mr. Filipov cannot exercise the options to receive more than an aggregate of 112,500 shares of our common stock per year. Any increase on this exercise limit is subject to the approval of our board of directors. It is anticipated that the option's three year exercise period will be extended to allow 100% of the options to be exercised at the 12.5% exercise limit permitted each year. In addition, we agreed to loan Filco GmbH approximately $1,300,000, which, if the acquisition is completed, may, at our exclusive election, be converted into equity of Filco GmbH along with approximately 1,300,000 Euros currently owed to Fil Filipov by Filco GmbH. Finally, the agreement in principal provided for Mr. Filipov to be appointed a director of our company and to receive an additional 100,000 options of our common stock for serving as a director. In December 2004, Mr. Filipov was appointed as a director of our company. Although the proposed acquisition with Filco has not yet been completed, we have appointed Mr. Filipov a director of our company because management believes that his credentials are extremely viable and valuable to our credibility in the investment and materials handling communities, particularly in Europe. Mr. Filipov has been employed in the materials handling industry virtually all of his life. We believe that his associations and relations in this industry can and will aid us as we pursue our business objectives.

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

We loaned Filco approximately $2.7 million through the end of 2004 and loaned an additional $1.5 million during the first quarter of 2005. We intend to provide another $5 million to Filco, either in the form of guaranteed credit lines or through additional sales our securities.

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

HISTORY OF FILCO GMBH AND HISTORY OF OUR RELATIONSHIP WITH FILCO

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

DISTRIBUTION AND PRODUCT MARKETING

We intend to establish a national and international dealer network to sell our forklift product line to existing equipment dealers. However, we may sell directly to select national and international accounts and retailers. National and international accounts or retailers include, but are not limited to, nationally recognized businesses with national or international locations having facilities in numerous states or countries.

During the past two years, in anticipation of commercial production, we solicited interest from targeted dealers nationwide, and in certain instances, received contracts from a number of these dealers. Due to the delay in establishing commercial production, the contracts were not fulfilled. In 2004, we began soliciting dealers for distribution and during the first quarter of 2004 have reached an agreement with approximately 40 dealers nationwide. Principal terms of the agreement reached is that these dealers will purchase our products which include the ATX-3000, the Cobra AWP (scissor lift) and conventional lift trucks and thereafter sell these products to their clients. Certain of the dealers were given "exclusive" territories, such as Airtrax Canada (Airtrax Canada is not owned or operated by us but we have authorized their use of the Airtrax Name.) Airtrax Canada is required to purchase a minimum of 250 units of the Airtrax Sidewinder or Cobra AWP or Filco trucks to maintain the "exclusivity" portion of the agreement between firms. They cannot lose their exclusivity because we cannot meet their sales requirements. This same type arrangement was reached with Lakeland in New Zealand for 125 vehicles each year, Airtrax Africa for 125 units each year, Omnilink in Greece and the Balkans for 125 units each year and others. The dealers in the US have not been given exclusive territorial rights. They are required to purchase one or more vehicles, however, to become a dealer. Credit is not authorized to any dealers or foreign representatives. All sales are paid in advance, under terms of an irrevocable letter of credit or COD. Not all dealers have agreed to represent the conventional lift trucks line as some are established with other lift truck manufacturers and representing a competing product could be a violation of their existing agreement(s). Targeted dealers will consist of selected premier forklift dealers, currently selling other forklift products. The dealer network will consist of dealers who have substantial market share in the US, with a history of being able to sell and repair forklifts and/or related material handling solutions. Several of the targeted dealers are significant sized entities, having annual sales in excess of $100 million. We expect to provide a sales incentive to dealers through an aggressive pricing structure. Typically, a dealer willearn a commission ranging from $500 to $1,000 on the sale of a competitive forklift. Our pricing structure will enable the dealer to receive commissions from $3,500 to $4,000 per sale of the SIDEWINDER ATX-3000.

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

PRODUCT WARRANTY POLICIES

Our product warranty policy is similar to the warranty policies of other major manufacturers, i.e., one-year warranties on all parts and labor, and two years on major parts. However, our vehicles have very few parts to warranty. In addition, manufacturers of our parts and vehicles have their own warranty policies that, in effect, take the financial exposure from our company. There are exceptions to this rule, such as the frame and significantly, the motors and controllers. These parts have an eighteen-month guarantee or warranty, but the coverage begins when the product is shipped to us and not when the product is purchased. As a result of this policy Danaher has increased the warranty from 12 to 18 months for us.

FACILITIES

We maintain our administrative offices at 870B Central Avenue, Hammonton, New Jersey 08361 on premises owned by our President. As of December 31, 2003, the arrangement between the parties has been rent-free. In addition, we maintain limited offices at H&R Industries, Inc. ("H&R Industries"), located at 100 Park Avenue, Warminster, Pennsylvania 18974. H&R Industries provides contract manufacturing and assembly services to us, including, but not limited to, the rental of offices used for the engineering and manufacturing of our prototype machines, rental space to test prototypes and for the storage of production-readied parts. Through December 31, 2002, the arrangement between the parties has been rent-free. Effective January 1, 2003, we agreed to pay H&R Industries a rental fee of $3,000 per month and have the option to pay in cash or in the form of common stock. The arrangement is on a month-to-month basis. We also rent space at Flemington, NJ from Hall's Warehouse Corp. wherein we conduct product testing and evaluation. We pay a rental fee of $3,500 per month on a month-to-month basis. We are investigating the possibility of a lease for assembly and distribution facilities in the second quarter of 2005.

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

EQUITY COMPENSATION PLAN INFORMATION
------------------- -----------------------  -------------------- ---------------------------------
Plan category      Number of securities to   Weighted-average      Number of securities
                   be issued upon exercise   exercise price of     remaining available
                   of outstanding options,   outstanding options,  for future issuance
                    warrants and rights      warrants and rights   under equity compensation plans
                                                                   (excluding securities
                                                                   reflected in column (a))
                                 (a)                (b)                        (c)

------------------- ----------------------- --------------------- ---------------------------------
Equity compensation              -0-                -0-                        -0-
plans approved by
security holders
------------------- ----------------------- --------------------- ---------------------------------
Equity compensation              -0-                -0-                        -0-
plans not approved
by security holders
------------------- ----------------------- --------------------- ---------------------------------
 Total                           -0-                -0-                        -0-
------------------- ----------------------- --------------------- ---------------------------------

We currently do not have an equity compensation plan for our officers, directors, employees or consultants. However, certain of our officers are compensated with stock options to purchase shares of our common stock. A description of these options can be found in this annual report under the heading "Item 10", "Executive Compensation".

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

In February and May of 2005, 30,000 shares of common stock to two public relations consulting firm as compensation for services performed on our behalf.

On February 11, 2005, we entered into a Subscription Agreement pursuant to which we sold an aggregate of $5,000,000 of principal amount promissory notes convertible into shares of our common stock, no par value, and an aggregate of 2,884,615 Class A and Class B share purchase warrants to purchase shares of our common stock to certain purchasers who are a party to the Subscription Agreement. First Montauk Securities Corp. acted as selling agent in connection with the offering. We issued a total of 384,616 warrants on February 11, 2005 to the selling agent as partial consideration for services performed in connection with the offering. The Class A warrants are exercisable at a price equal to $1.85 from the date of issuance until 5 years after the closing date. The Class B warrants are exercisable at a price equal to $2.11, representing 101% of the 3 day average closing bid prices of our common stock on the trading day immediately preceding the closing date, from the date of issuance until 5 years after the closing date. The Class A and Class B warrants both have a cashless feature.

On November 22, 2004, we entered into a Purchase Agreement (the "Purchase Agreement") pursuant to which we sold and issued 1,125,000 shares of common stock, no par value, and common stock purchase warrants to purchase 562,500 shares of our common stock to several accredited investors who are a party to the Purchase Agreement for an aggregate purchase price of $900,000. Thereafter, on November 23, 2004, we entered into Joinders to the Purchase Agreement pursuant to which we sold and issued an additional 515,000 shares of common stock and warrants to purchase an additional 257,500 shares of our common stock to several accredited investors who are a party to the Joinders to the Purchase Agreement for an aggregate purchase price of $412,000. First Montauk Securities Corp. acted as placement agent in connection with the offering. We issued 125,000 warrants on November 22, 2004 and 51,500 warrants on November 23, 2004 to the placement agent and to certain partners of the placement agent as partial consideration for services performed in connection with the issuance of common stock and warrants to the purchasers pursuant to the Purchase Agreement to purchase 62,500 and 25,750 shares of our Common Stock, respectively. The warrants are exercisable from November 22, 2004 until November 22, 2009 and from November 23, 2004 until November 23, 2009, each at an exercise price of $1.25 per share.

In October 2004, we issued an aggregate of 114,324 shares of common stock to 6 of our directors as compensation for services performed on our behalf in each of their capacities as directors of our company.

In October 2004, we issued an aggregate of 86,050 shares of common stock to a certain investor relations consulting firm as compensation for services performed on our behalf.

In October 2004, we issued an aggregate of 24,000 shares of common stock to a certain public relations consulting firm as compensation for services performed on our behalf.

Between September 8, 2004 and December 20, 2004, we received subscriptions for an aggregate of 1,812,403 shares of our common stock and an aggregate of 906,200 shares of common stock issuable upon exercise of common stock purchase warrants to 33 accredited investors pursuant to a private placement offering. The warrants are exercisable at a price equal to $1.25 for a period of 5 years from the date of issuance.

In June and October 2004, we issued an aggregate of 47,850 shares of common stock to a certain vendor as compensation for dealer account solicitation services performed on our behalf.

In May 2004, we and several accredited investors entered into a Subscription Agreement whereby the investors agreed to purchase an aggregate of 3,600,125 shares of common stock at a price of $0.80 per share for an aggregate purchase price of $2,855,100. In addition, the investors received warrants, exercisable at $1.25 per share, to purchase 50% of the shares issued.

On April 15, 2004, we issued an aggregate of 10,767 shares of common stock to Basile & Testa, PA, as compensation for legal services performed on our behalf. One of our former directors, Mr. Frank Basile, was a partner at this firm.

On March 31, 2004, we issued an aggregate of 14,529 shares of common stock to a certain engineering firm as compensation for electrical engineering services performed on our behalf.

In October 2003, we issued an aggregate of 345,000 shares of common stock to a certain consulting firm as compensation for services performed on our behalf.

In August 2003 and February 2004, we issued an aggregate of 12,500 shares of common stock to an employee as compensation for services performed on our behalf.

From July to September 2003, we issued an aggregate of 91,020 shares of common stock to a certain investor relations consulting firm as compensation for services performed on our behalf.

In June and September 2004, we issued an aggregate of 6,174 shares of common stock to certain consultants for computer programming services performed on our behalf.

On June 10, 2003, we issued an aggregate of 30,000 shares of common stock to a certain investor relations consulting firm as compensation for services performed on our behalf.

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

On January 20, 2003, we issued options to purchase an aggregate of 180,000 shares of common stock to our President, Peter Amico, as compensation for services performed on our behalf under Mr. Amico's Original Employment Agreement. Of the options, 1/5 of the options were exercisable for a total
consideration of a $1.00,   of the options were exercisable at 30% of the lowest
price paid for the stock in the 30 day period preceding exercise for each year of the contract, and the remaining options were exercisable at 15% of the lowest price paid for the stock in the 30 day period preceding exercise.

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

We have not yet finalized nor executed the acquisition agreement but have loaned Filco GmbH an aggregate principal amount of $2,700,000 pursuant to a series of unsecured promissory notes. We have used proceeds from the private placement offerings that we completed during 2004 and 2005 to fund such loans. Filco GmbH has informed us its estimated working capital needs during the next year will be approximately $5,000,000, with $1,500,000 needed during January 2005, in order for it to achieve profitable operations. Should we complete the acquisition of Filco GmbH, we will need to raise additional capital in order to fund the working capital needs of Filco GmbH.

In general, the Filco transaction could provide us access to strategic partnerships in personnel and successful business ventures, sales and market exposure in Europe.

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

Loans to Filco GmbH

From May 5, 2003 through September 2, 2003, we loaned Filco $365,435 to acquire our initial interest in Filco. Such funds were provided in the form of a loan because we were not able to come up with sufficient funding to acquire our initial interest. Filco repaid principal and interest under this loan to us.

In March of 2004, a tentative agreement was negotiated with the principals of Filco in connection with the proposed acquisition. Our management determined to provide Filco limited funding in the form of loans, until financing could be obtained which would help guarantee that the operating capital needed for Filco operations could, in fact, be obtained. The tentative agreement reached with Filco provided that we would take a 51% controlling ownership interest in Filco. The tentative agreement required that we provide sufficient funding, which the parties estimated would be approximately $1.3 million to be allocated in the form of equity in Filco. The tentative agreement required that we secure a guaranteed credit line for Filco of not less than $5 million to be used as operating capital. A later addendum to the tentative agreement stated that we would acquire 75.1% controlling ownership interest in Filco.

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

We loaned Filco approximately $2.7 million through the end of 2004 and loaned an additional $1.5 million during the first quarter of 2005. We intend to provide another $5 million to Filco, either in the form of guaranteed credit lines or through additional sales our securities.

Filco GmbH's Financial Condition

The improvement of Filco's financial condition and results of operations, as set forth below, furthers our belief that we would be able to recover principal and interest due under our unsecured loans to Filco in the event that the proposed acquisition is not completed.

Filco manufactured approximately 550 lift trucks in 2003 and very limited numbers in 2004. In 2004, Filco did not have adequate operating capital to conduct business operations and had numerous issues with its worker's union to resolve. It was and is considered by Filco's management, a better long term negotiating tactic with unions to threaten to close the facility completely than to attempt to run the facility during negotiations. Accordingly, for this reason as well as the lack of funding, Filco's plant was closed for much of 2004 and the beginning of 2005.

Filco reached accord with the union on March 30, 2005. Employees will be required to work a 40-hour week instead of 35 prior to additional hires. Wages have been decreased 20%. The resolution of the problems Filco was experiencing with its union is critical to the future success of the company. In addition, the loans that we granted to Filco as of the date hereof have created considerable improvements in Filco's financial condition and results of operations.

As a result of the above, Filco recommenced production of standard forklifts during the second quarter of 2005. In April 2005, Filco shipped new trucks and at least 14 re-conditioned vehicles. In addition, Filco began the assembly of a Russian tractor for distribution in Europe. This agreement calls for the production of 700 units to be assembled each year at a price of 2,800 Euros each. The Russian company will supply all parts. It is anticipated that Filco will be in full forklift production late in the third quarter of 2005. The final production schedule is contingent upon supply of parts from various venders.

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

There was no billing for the Navy MP2 project in 2004. The MP2 munitions carrier was delivered to the Navy on/or about April 1, 2004 for their evaluation and testing. An Omni-Direction engine handler developed for and with the Navy is expected to be "loaned" to the Navy during 2005 for an evaluation. An ETU-110 engine handler was delivered to us by the Navy and is US government property. The ETU-110 was cleaned, re-painted, and placed in working condition by us. We provided all required parts, labor and technology to make this vehicle omni-directional. The cost for the parts and labor was allocated to "Cost Of Goods Sold" in our financial statements for fiscal 2003. Since these funds exceeded the amount contracted with the Navy, and an option for additional services was not agreed upon, the labor and materials provided to the Navy for building the ETU-110 engine handler remains our property. This piece of equipment is therefore owned jointly by the US Navy and us and will be used to demonstrate this technology to the US government and other military services.

We believe that the joint cooperation between us and the Navy with the MP2 contract, including the building of the ETU-110 omni-directionalengine handler, has bolstered the potential use of our technology within the military. We do not intend to incur additional costs with the US Navy unless we incur potential expenses in demonstrating the ETU-110 omni-directional engine handler, or other omni-directional vehicles.

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

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses which includes administrative salaries, depreciation and overhead for the 2004 period totaled $2,529,775 which represents an increase of $421,405 from $2,108,370 incurred in 2003. The increase is due primarily to consulting fees paid to various third parties in the form of common stock which totaled $1,332,989, including, (i) $447,210 to consulting firms; (ii) $55,870 for payment of legal services performed by our legal counsel; (iii) $33,350 for the payment of rental expenses; (iv) $145,000 in consideration for public relations services including brochures, website, and company videos; (v) $260,050 for services performed by our accounting consultant; (vi) $50,500 to our directors as compensation for services performed; (vii) $95,899 in employee stock options and bonuses; (viii) $0 in options to our CEO; and (ix) $146,892 as compensation for public relations services. In addition, the increase is due to costs related to the further development of our omni-directional technology, which included preparations for the ANSI (American National Standards Institute), compliance testing, UL (Underwriters Laboratories) compliance and preparation for initial production. Interest expense payable to third party suppliers totaled $30,894 for the 2004 period, representing a $13,044 decrease from $43,938 for the 2003 period. In 2004, we posted $86,667 in other income from interest payments due from Filco GmbH, which contrasts with $7,914 for the prior year end. Net loss before taxes in 2004 was $2,471,023 which reflects an increase of $257,225 from $2,213,798 in net loss before taxes for the 2003 period.

In 2004, we recorded $175,413 as the expected sale of our net operating losses and tax credits under a New Jersey program described further in Liquidity and Capital Resources below. This amount contrasts with $210,553 recorded during 2003.

Loss attributable to shareholders for 2004 was $2,272,200 which represents a decrease of $80,543 from $2,191,657 during the 2003 period. During 2004, we paid dividends on our preferred stock to a controlling shareholder of our company in the amount of $131,771. For the year ended December 31, 2003, we paid dividends on our preferred stock to a controlling shareholder of our company in the amount of $80,749. Deficit accumulated during development stage during 2004 was $2,403,971 (or a loss per share of $0.19 for common stockholders) which represents an increase of $131,565 from $2,272,406 (or a loss per share of $0.29 for common stockholders) for the 2003 period.

RESEARCH AND DEVELOPMENT

We incurred $519,804 and $297,862 in research and development expenses during the year ended December 31, 2004 and 2003, respectively. Research and development activities during fiscal 2004 primarily involved continued testing and evaluation of omni-directional components and preparing these components for production in 2005. Our wheel design was changed from the "concept" to "production" phase. This was and is an ongoing process between our and Timken's engineers to insure manufacturability. The motors and controllers were designed and/or changed in design in order to meet ANSI (American National Standards Institute) and UL (Underwriters Laboratories) testing requirements. Danaher and us revised the algorithms used in the motor controllers as well the microprocessor that runs the machines. Research and development activities also included further changes to existing designs and new designs that were patented or for those patents with pending applications. Portions of the costs we incurred due to testing and research and development were charged to the US Navy contract as provided therein.

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

We have experienced negative cash flows from operations of $1,614,687 during 2004 and $705,790 during 2003. These negative results stem primarily from operating losses of $2,272,200 in 2004 and $2,191,657 in 2003. These results are not unusual for a company in the development state; it is noteworthy that significant portions of the losses result from non cash charges, primarily from equity securities issued for services.

We have consistently demonstrated our ability to meet our cash requirements through private placements of its common stock. We have continued to similarly satisfy those requirements during the year ended December 31, 2004.

We anticipate that our cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising in anticipation of the rollout of its omni-directional forklift. On January 13, 2004, we entered into a placement agency agreement with a NASD registered broker-dealer for the private placement offering of our securities. Our securities consist of units comprised of one share of common stock and a stock warrant to purchase 50% of an additional share of common stock at a unit-offering price of $0.80. The warrant is exercisable at $1.25 per share during a five-year term. The offering is being made on a best efforts basis, for a total minimum amount of $1,000,000 and a total maximum amount of $4,000,000, terminating May 7, 2004. During the first and second quarters of 2004, we received $2,880,108 net of offering costs and expenses from the offering. The offering is made pursuant to exemptions under the Securities Act of 1933, as amended. We completed our initial production run of the SIDEWINDER Lift Truck in the fourth quarter of 2004. We received sufficient funds from the offering to complete the initial production run and to complete ANSI and UL testing, as well as some special tooling costs.

We will require additional funds to continue our operations beyond the initial production run. These funds are in addition to the funds required by Filco GmbH as discussed above. We anticipate that operating capital in the amount of $5 million will be required during calendar year 2005 to sufficiently fund Filco operations. Of the total amount, approximately 70% is projected for parts and component inventory and manufacturing costs, with the balance projected as general operating expenditures, which includes overhead and salaries. We expect to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as we transition from the initial production run to full-scale production. We intend to fund these additional cash requirements through the issuance of equity and/or debt securities which may include the offering described above. We cannot predict whether we will be successful in obtaining sufficient capital to fund continuing operations. If we are unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on us and our business prospects.

As of December 31, 2004, our working capital deficit was $(572,184). Fixed assets, net of accumulated depreciation, and total assets, as of December 31, 2004, were $93,587 and $4,600,023, respectively. Current liabilities as of December 31, 2004 were $2,291,153.

SUBSEQUENT EVENTS

We have incurred penalties payable to the investors of our November 2004 private placements because we did not file a registration statement on Form SB-2 within the timeframe specified pursuant to the Registration Rights Agreement we entered into with the investors on November 23, 2004. We were required to file the registration statement on or prior to January 6, 2005, but it was not filed until February 14, 2005. We have not yet accounted for these penalties, as they were not incurred until 2005. We will account for such penalties in the first quarter of 2005.

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

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

Our business operations will be harmed if we are unable to obtain additional funding. We believe that our available short-term assets and investment income will be sufficient to meet our operating expenses and capital expenditures through the end of fiscal year 2005. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the provision of our technology and products. In addition to our own need of working capital, we also will need working capital to fund the operations of Filco GmbH. Filco has informed us that it needs working capital in the amount of $5,000,000 in the beginning of 2005 in order for it to achieve profitable operations. This excludes the $1,300,000 required under the Filco agreement. As of December 31, 2004, we haveloaned $2,699,999 to Filco. If we are unable to complete the terms of the Filco agreement and loan Filco the required amounts necessary to fund its operations, Filco may be unable to continue its operations and the repayment of amounts loaned to Filco by us may be jeopardized.

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

Our success will be dependent, in part, upon the protection of our proprietary omni-directional technology from competitive use. A form of our omni-directional technology was originally patented in 1973 and was sold to the US Navy. We secured a transfer of this technology from the Navy in 1996 under the terms of a CRADA agreement (Cooperative Research and Development Agreement) and we have worked since that time to commercialize omni-directional products. We received 3 patents regarding the "redesign" of the wheel. In addition, we have received patent protection regarding the algorithms used to control vehicular movement. Further, we have applied for patents for a movable operator's control station and a munitions handler. Notwithstanding the foregoing, we believe our lack of patent protection is a material competitive risk. Our competitors could reverse engineer our technology to build similar products. Also, certain variations to the technology could be made whereby our competitors may use the technology without infringing upon our intellectual property. The patent for the omni-directional wheel expired in 1990. We, however, have received patent protection of certain other aspects of its omni-directional wheel, and for features specific to our forklift. In addition to the patent applications, we rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect our intellectual property rights. Nevertheless, these measures may be inadequate to safeguard our underlying technology. If these measures do not protect the intellectual property rights, third parties could use our technology, and our ability to compete in the market would be reduced significantly. In addition, if the sale of our product extends to foreign countries, we may not be able to effectively protect its intellectual property rights in such foreign countries.


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

ITEM 7. FINANCIAL STATEMENTS

                                  AIRTRAX, INC.
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                DECEMBER 31, 2003


                                                                          Page
                                                                         ------

Report of Independent Certified Public Accountants.......................F - 1
Balance Sheet............................................................F - 2
Statements of Operations and Deficit Accumulated
During Development Stage.................................................F - 3
Statements of Changes in Stockholder's Equity............................F - 4
Statements of Cash Flows.................................................F - 5
Notes to Financial Statements............................................F - 6

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

As discussed in Note 2 to the financial statements, certain errors were discovered in the financial statements of the year ended December 31, 2003. Accordingly, the 2003 statement of operations and deficit accumulated during development stage has been restated to correct the errors and the balances of common stock and deficit accumulated during development stage of 2004 have been restated to correct the opening balances.

Robert G. Jeffrey
Certified Public Accountant


Wayne, New Jersey
October 3, 2005

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2004

                                     ASSETS

Current Assets
   Cash                                                          $    641,477
   Accrued interest receivable                                         86,667
   Inventory                                                          709,281
   Prepaid expenses                                                     5,113
   Vendor advance                                                      52,017
   Deferred tax asset                                                 224,414
                                                                 ------------
            Total current assets                                 $  1,718,969

Fixed Assets
   Office furniture and equipment                                      90,714
   Automotive equipment                                                21,221
   Shop equipment                                                      24,553
   Casts and tooling                                                  205,485
                                                                 ------------
                                                                      341,973
   Less, accumulated depreciation                                     248,386
                                                                 ------------
            Net fixed assets                                           93,587

Other Assets
   Advances to Filco Gmbh                                           2,670,000
   Patents - net                                                      117,402
   Utility deposits                                                        65
                                                                 ------------
            Total other assets                                      2,787,467
                                                                 ------------

        TOTAL ASSETS                                             $  4,600,023
                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                              $    394,959
   Accrued liabilities                                                459,565
   Shareholder deposits for stock                                   1,403,174
   Shareholder notes payable                                           33,455
                                                                 ------------

            Total current liabilities                            $  2,291,153
                                                                 ------------

Stockholders' Equity
   Common stock - authorized, 20,000,000 shares without
      par value; 15,089,342 issued and outstanding                 10,822,854
   Preferred stock - authorized, 500,000 shares without
      par value; 275,000 issued and outstanding                        12,950
   Deficit accumulated during the development stage                (8,319,982)
   Deficit prior to development stage                                (206,952)
                                                                 ------------
            Total stockholders' equity                              2,308,870

   TOTAL LIABILITIES AND                                         ------------
     STOCKHOLDERS' EQUITY                                        $  4,600,023
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


                                                                                May 19, 1997
                                                                             (Date of Inception)
                                          YEAR 2004       YEAR 2003         to December 31, 2004
                                          ---------       ---------         --------------------
CONSULTING REVENUE                      $         --     $    21,879        $   1,023,123

COST OF PROVIDING CONSULTING REVENUE              --          91,283              470,371
                                        -------------    ------------       --------------

                  Gross Profit (Loss)             --         (69,404)             552,752

OPERATING AND ADMINISTRATIVE EXPENSES      2,529,775       2,108,370           (8,948,221)
                                        -------------    ------------       --------------

OPERATING LOSS                            (2,529,775)     (2,177,774)          (8,395,469)

OTHER INCOME AND (EXPENSE)
         Interest expense                    (30,894)        (43,938)            (175,064)
         Interest income                      86,667           7,914               86,667
         Other income                          2,979              --               78,294
                                        -------------    ------------       --------------

NET LOSS BEFORE INCOME TAXES              (2,471,023)     (2,213,798)          (8,405,572)
                                        -------------    ------------       --------------

INCOME TAX BENEFIT (STATE):
         Current                             198,823         210,553              198,823
         Prior years                              --              --              518,319
                                        -------------    ------------       --------------
                  Total Benefit              198,823         210,553              717,142
                                        -------------    ------------       --------------

NET LOSS BEFORE DIVIDENDS                 (2,272,200)     (2,003,245)          (7,688,430)

DEEMED DIVIDENDS ON PREFERRED STOCK               --         188,412              188,412
                                        -------------    ------------       --------------

NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                          (2,272,200)     (2,191,657)          (7,876,842)

PREFERRED STOCK DIVIDENDS DURING
    DEVELOPMENT STAGE                       (131,771)        (80,749)            (443,140)
                                        -------------    ------------       --------------

DEFICIT ACCUMULATED                     $ (2,403,971)    $ (2,272,406)      $  (8,319,982)
                                        =============    =============      ==============

EARNINGS PER SHARE:
NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                        $ (2,272,200)    $ (2,191,657)
ADJUSTMENT FOR PREFERRED SHARE DIVIDENDS
    ACCUMULATED BUT UNPAID                    68,750           68,750
                                        -------------    -------------
LESS ALLOCABLE TO COMMON SHAREHOLDERS   $ (2,340,950)    $ (2,260,407)
                                        =============    =============

NET LOSS PER SHARE - Basic and Diluted  $       (.19)    $       (.29)
                                        =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING       12,075,448        7,818,400
                                        =============    =============

The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the Year Ended December 30, 2004

                                                                                           DEFICIT        DEFICIT
                                            COMMON                   PREFERRED           ACCUMULATED       PRIOR
                                            STOCK                      STOCK               DURING            TO
                                  -----------------------      ----------------------    DEVELOPMENT     DEVELOPMENT
                                    Shares        Amount        Shares        Amount        STAGE           STAGE           TOTAL
                                  ---------      --------      --------      --------   -------------   -------------   ------------
Balance, December 31, 2002        6,247,730   $  3,663,424     275,000    $    12,950   $ (3,643,605)   $   (206,952)   $ (174,183)

Adjustment                          (21,912)

Sales of stock under
    Regulation D offering           715,000        659,000                                                                  659,000

Shares issued for services        1,509,003      1,618,411                                                                1,618,411

Shares in lieu of preferred
    dividends                       246,731        269,161                                  (80,749)                        188,412

Net loss for the period                                                                  (2,191,657)                     (2,191,657)

                                  ---------   ------------   ---------    -----------   -----------     -----------     -----------
Balance, December 31, 2003        8,696,552      6,209,996     275,000         12,950    (5,916,011)      (206,952)          99,983

Issuance of shares sold in the
    prior year                      130,000        130,000                                                                  130,000

Sales of stock under
    Regulation D offering         5,500,125      3,727,802                                                                3,727,802

Exercise of warrants                 75,000         93,750                                                                   93,750

Shares issued for services          687,665        661,306                                                                  661,306

Dividends - outstanding                                                                     (131,771)                      (131,771)

Dividends paid

Net loss for the period                                                                   (2,272,200)                    (2,272,200)
                                 ----------   ------------   ---------    -----------   ------------    ------------    -----------
Balance, December 31, 2004       15,089,342   $ 10,822,854     275,000    $    12,950   $ (8,319,982)   $ (206,952)     $ 2,308,870
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

                                 AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003

                                                                                            May 19, 1997
                                                                                         (Date of Inception)
                                                        Year 2004          Year 2003    to December 31, 2004
                                                        ---------          ---------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                              $(2,272,200)       $(2,191,657)       $(7,876,842)
Adjustments to reconcile net income to net cash
   consumed by operating activities:
        Charges not requiring the outlay of cash:
         Depreciation and amortization                    100,507             36,214            301,197
         Value of equity securities issued for services   812,643          1,332,989          2,939,223
         Deemed dividends on preferred stock                                 188,412            188,412
         Interest accrued on shareholder loan               4,566             11,478             21,641
         (Increase) decrease in accrual of deferred
             tax benefit                                  (23,409)          (150,262)          (224,414)
        Changes in current assets and liabilities:
         Decrease (increase) in inventory                (324,527)          (197,914)          (709,281)
         (Increase) decrease in receivables              (138,684)            50,936           (138,684)
         Increase (decrease) in accounts payable
            and accrued liabilities                       226,417            214,014            920,321
         Increase in prepaid expense                         --                 --             (146,957)
                                                      -----------        -----------        -----------
                  Net Cash Consumed By
                       Operating Activities            (1,614,687)          (705,790)        (4,725,384)
                                                      -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                 (49,306)           (90,045)          (348,284)
Additions to patent cost                                  (80,939)            (9,385)          (157,931)
Advances to Filco Gmbh                                 (2,670,000)                           (2,670,000)
                                                      -----------        -----------        -----------
                  Net Cash Consumed By
                        Investing Activities           (2,800,245)           (99,430)        (3,176,215)
                                                      -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of common stock sales                      5,103,103            789,000          8,572,611
Proceeds from exercise of warrants                         93,750               --               93,750
Proceeds of option exercises                                5,944              5,900             14,344
Proceeds of sales of preferred stock                         --                 --               12,950
Proceeds (repayment) of stockholder loans                 (52,005)            (3,298)            35,120
Preferred stock dividends paid in cash                   (131,771)              --             (185,274)
Partial repayment of equipment note                          --                 (425)              (425)
                                                      -----------        -----------        -----------

                  Net Cash Provided By
                      Financing Activities              5,019,021            791,177          8,543,076
                                                      -----------        -----------        -----------
                  Net Increase (Decrease) In Cash         604,089            (14,043)           641,477
         Balance at beginning of period                    37,388             51,431               --
                                                      -----------        -----------        -----------
         Balance at end of period                     $   641,477        $    37,388        $   641,477
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


Basis of Presentation
The Company has incurred losses from inception of the development stage to May 19, 1997 of $7,876,842. Activities have been financed primarily through private placements of equity securities. The Company may need to raise additional capital through the issuance of debt or equity securities to fund its operations.


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

Research and Development Cost
The Company expenses all research and development cost unless the criteria required by FASB #2 are met. To date there have been no research and development cost capitalized. During the years 2004 and 2003 a total of $519,804 and $297,862, respectively, was spent on development activity.

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


                                                  Year Ended  December 31,
                                                          ($000's)

                                                       2004        2003
                                                       ----        ----

Net loss as reported                                $(2,272)    $(2,192)

Less Stock-based employee compensation
    determined under the Intrinsic Method               223          35

Add:  Stock based compensation determined
    under the Fair Value Method                        -260         -35

Pro forma net loss                                  $(2,309)    $(2,192)
                                                    --------    --------

Loss per share:

Basic and diluted as reported                       $  (.19)    $  (.29)
                                                    ========    ========

Basic and diluted-pro forma                         $  (.19)    $  (.29)
                                                    ========    ========

Pursuant to the requirements of SFAS 123, the weighted average fair value of options granted during 2004 and 2003 were $.49 and $.98, respectively, on the dates of grant. The fair values were determined using a Black Scholes option-pricing model, using the following major assumptions:

                                              2004           2003
                                              ----           ----

Volatility                                   91.45%         130.4%
Risk-free interest rate                       3.63%          2.51%
Expected Life - years                         4.33           3.89

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


The Company is currently evaluating the timing and manner in which it will adopt SFAS 123R.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, has recognized no compensation cost for employee stock options. Accordingly, adoption of SFAS 123R's fair value method will have a slight effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.


Segment Reporting
Management treats the operations of the Company as one segment.


Revenue Recognition
Revenue will be realized from product sales. Recognition will occur upon shipment to customers, and where the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. Some revenue has been realized from performing services. Revenue from services is recognized when the service is performed and where the following criteria are met: persuasive evidence of an arrangement exists; the contract price is fixed or determinable; and collectability is reasonably assured.

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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

2. RESTATEMENTS

Certain errors affecting the 2003 financial statements have been discovered during an internal review. Correcting these errors resulted in changes in the net loss attributable to common shareholders with a resultant increase in the deficit accumulated during development stage, an increase in common stock, and certain changes in the statement of cash flows as of December 31, 2003 and for the year then ended. The 2003 financial statements have, therefore, been restated to correct these errors. The restated amounts are compared with the amounts previously reported, in the following table.

    STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

                                 As Originally
                                 Presented        Adjustments      As Restated

Operating and Administrative
    Expenses                     $ 2,199,659       $  91,289 (1)  $ 2,108,370
                                                   ----------
Loss Accumulated During
    Development Stage            $(2,282,946)      $  91,289      $(2,191,657)
                                                   ==========


                             STATEMENT OF CASH FLOWS

                                As Originally
Operating Activities             Presented          Adjustments    As Restated
Net Loss                        $ 2,282,946         $ 91,289 (2)  $(2,191,657)
Value of equity securities
    issued for services           1,424,278          (91,289)(1)    1,332,989
                                                    ---------
Net Cash Consumed By
    Operating Activities        $  (705,790)        $      -      $  (705,790)
                                                    =========

(1)  Correction of recording expenses of stock options and stock grants.
(2) Net amount of Changes on Statement of Operations and Deficit Accumulated During Development Stage.

These corrections caused changes in the opening balances of the deficit accumulated during development stage, as follows:

Retained Deficit At Beginning
        of year:                                    2004               2003
As previously reported                        $ (5,804,156)        $(3,440,461)
Adjustment to correct accounting
      for stock options and stock grants          (111,855)           (203,144)
Balance at beginning of year, as
      Restated                                  (5,916,011)         (3,643,605)
Net loss, as restated                           (2,272,200)         (2,191,657)
Dividends on preferred stock                      (131,771)            (80,749)
                                              -------------        ------------
Retained Deficit at End of Year                $(8,319,982)        $(5,916,011)
-------------------------------               =============        ============

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

During 2003, two Company employees exercised options, receiving a total of 7,500 shares of common stock in return for $877. The same two employees each received bonuses of 15,000 shares. Each member of the Board of Directors was awarded 10,000 shares for services as directors; these shares were valued at a total of $47,500. One director purchased 10,000 shares in return for $5,000; an additional $5,000 was treated as compensation of the director. An affiliate of a director received $3,940 for legal services. The Company president exercised options for 180,000 shares (see Note 9) in return for $25,202.

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


Since June 1999 the Company has made its headquarters in premises owned by the company president which to date has been rent free. If rent was charged for this space, it would be insignificant.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

4. STOCK OPTIONS

The Company has awarded options under employment contracts with four employees. These options entitle the employees to purchase Company stock at discounted prices. These options have been immediately exercisable. There are no expiration dates to these options; and none was forfeited during either year. A summary of option activity is presented below.

                                                 2004               2003
                                                 ----               ----
                                               Weighted           Weighted
                                               Average             Average
                                              Excerised           Excerised
                                             -----------         ------------
                                          Shares      Price    Shares    Price
                                          -----------------    ----------------

Options outstanding at beginning of year    115,000    $.38     247,500    $.20
Options granted during year                 600,000     .74      50,000     .41
Options exercised during year               (95,000)    .39    (182,500)    .14
                                           ---------           ---------
Options outstanding at end of year          620,000    $.73     115,000    $.38
                                           =========           =========
Weighted average Fair Value of
 options granted                                       $.47                %.92
Weighted average remaining
 life of outstanding options                   4.33    3.89


5. PRIVATE PLACEMENT OFFERINGS

The Company conducted private placement offerings during 2004 and 2003, primarily through an NASD registered broker dealer. These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. A total of 7,218,687 shares of common stock was sold under the offerings during 2004, and 845,000 shares were sold during 2003.
These sales resulted in net proceeds of $5,103,103 and $789,000, respectively. Of the shares sole during 2004, 1,718,562 had not been issued at year end.
There were 130,000 shares which had similarly not been issued at the end of 2003; these were issued in 2004.

Included in the funds raised during 2004 through stock sales was $1,312,000 raised through the sale of 1,640,000 shares under a Purchase Agreement dated November 22, 2004. That agreement required, among other things, that a registration statements be filed with the SEC and that the registration statement be declared effective by the SEC within a prescribed time. The Company did not fulfill these obligations. As a result, it is subject to penalties equal to 2% of the amount invested for each 30 day period following the default date. On May 31, 2005, the Company entered into a letter agreement with a representative of this shareholder group under which $120,429 was paid to settle the penalties which had accrued. These penalties will be charged to expense during 2005. Under the May 31, 2005 agreement, no further penalties will accrue until after June 30, 2005. The obligation concerning effectiveness of the registration statement has not been satisfied and penalties have accrued since June 30, 2005.

On February 11, 2005, the Company issued $5,000,000 of 6% convertible promissory notes, which were convertible into Company common stock and two classes of warrants to purchase Company common stock. The notes were to mature on August 10, 2005. The Company retained the right to require conversion of the notes at a price of $1.30 per shae. Conversion occurred on March 29, 2005 and 3,846,154 shares of common stock were issued. In addition, warrants to purchase common stock were issued in connection with this the sale of the promissory notes, as follows: 1,923,077 Class A warrants and 961,538 Class B warrants. The Class A warrants are exercisable for a five year period at a price per share of $1.85. The Class B warrants are exercisable for a five year period at a price per share of $2.11. As partial compensation, the broker-dealer which arranged this transaction was awarded 484,616 warrants to purchase common stock, 384,616 at $1.85 per share, and 100,000 at $1.00 per share. These transactions will be accounted for under the requirements of Emerging Issues Task Force (EITF) 98-5,

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


"Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Investments". Accordingly, expense will be increased by $944,500 representing the value of the warrants and by $3,269,231 representing the value of the conversion privilege.

The shares issued through the registered broker dealer were sold as units, with each unit consisting of one share of stock and a warrant to purchase 50% of an additional share of stock. Other warrants were issued as compensation to the broker dealer. At December 31, 2004, there were 5,537,763 warrants outstanding at exercise price ranging between $1.00 and $2.50 per share.

A schedule of changes in the outstanding warrants is presented below.

     Warrants outstanding, December 31, 2003             845,000
     Warrants issued during 2004                       4,767,763
                                                       ---------
                                                       5,612,763
     Warrants exercised during 2004                       75,000
                                                       ---------
     Warrants outstanding, December 31, 2004           5,537,763
                                                       =========

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

                                 AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


7.     EQUITY TRANSACTIONS
       -------------------

A schedule detailing equity transactions of the Company in non-cash transactions during the years 2004 and 2003 is presented below.

                          YEAR ENDED DECEMBER 31, 2003

                                 Number       Grant      Grant      Grant Date
                                of shares     Date     Date Price      Value
                                ---------     -----    ----------    ---------
CONSULTANTS:
Financial consulting services     35,999      3/14        1.02   $   36,719

Marketing services               200,000      1/28        1.20      240,000

Financial consulting services    200,000       4/1        0.95      190,000
                                                                     40,480(1)

Legal award                       50,000       4/1        0.95       47,500

Marketing services                70,000       4/2        1.00       70,000
                                                                     33,754(1)

Stock in lieu of legal services   15,700       1/7        0.53        8,370

Marketing services for
government contract              350,000       5/8        1.50      525,000
                                                                   (184,020)(2)

Marketing services                30,000      7/23        1.05       31,500

Contractor services                2,500      8/25        1.00        2,500

Investor relations                30,000       8/4        1.00       30,000
                                                                     72,658(1)

Financial consulting services     21,165     12/30        0.68        9,124

Consulting services               17,139     12/30        .068       11,655

Marketing services               165,000     10/20        0.90      148,500
                                                                   (130,600)(2)



Marketing services                15,000     12/30       0.68        13,500
------------------             ----------                         ----------

Total value of shares issued   1,202,503                          1,196,640
to consultants


OTHER:
Employee options exercised       187,500                                   - (3)
Value of employee options issued                                      27,999
Grants of shares to employees     30,000     12/30       0.68         20,400
Grants of shares to directors     50,000       4/1       0.95         47,500
Discount purchase by director     10,000      5/28        .71(4)       7,100
Shares in lieu of rent            29,000       1/7       1.15         33,350
Total equity instruments issued --------                          ----------
for services                   1,509,003                          $1,332,989
                               =========                          ==========

(1) Amortization of the cost of grants made in prior periods.
(2) Grants were issued for commitments for future service; these are the expenses allocated to future periods.
(3) The expense associated with these options was recognized when options were issued.
(4) This is the amount of the discount per share.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004


                           YEAR ENDED DECEMBER 31,2004
                           -----------------------

                             Number        Grant        Grant      Grant Date
                             of shares      Date     Date Price       Value
                            ----------     -----     ----------     ---------
CONSULTANTS:
Consulting services            10,000        1/2     $    1.29      $12,900

Marketing services             15,000       6/14          1.12       16,800
                                                                    122,680(2)

Investor relations             26,020       6/14          1.12       29,142
Consulting services            24,075       6/14          1.12       26,964
Investor relations              5,000       6/14          1.12        5,600

Consulting services            40,000        9/8          0.89       34,000
                                                                     (5,113)(1)

Investor relations             50,000        8/9          0.86       43,000

Marketing services            165,000       3/15          1.05      173,250
                                                                    145,110(2)

Investor relations             15,000        2/2          0.68       10,200

Industrial Relations and
marketing services             16,500      10/14          1.05       17,325

Industrial Relations and
marketing services             69,550        1/0          1.01       70,245

Consulting services            23,775       10/1          0.82       19,258

Marketing services             24,000      10/30           0.9       21,600
                             ---------                            ---------


Total of shares issued to
consultants                   483,920                               742,961



OTHER:
Stock issued to settle
accounts payable              37,421                                      -
Employee options exercised   104,324                                 10,182(3)
Stock issued in lieu of rent  12,000     various           .75        9,000
Director awards               50,000      10/20           1.01       50,500
Total equity instruments    ---------                              --------
issued for services          687,665                               $ 812,643
                            =========                              ========

     (1) Grants were issued in return for commitments for future service; this is the expense allocated to future periods.
     (2)  Amortization of the cost of grants issued in prior periods.
     (3) Some issuances were compensated by eliminating liabilities owed to the optionee; if the required option price exceeded the liability, the excess was charged to expense.

Information detailing all equity transactions since inception of the development stage is presented in the following schedule.


                                            Common              Preferred
                                            Shares                Stock
                                   ---------------------- -----------------------     Deficit       Deficit     reasury
                                      Number     Amount     Number     Amount    Pre-Development Development   Stock        Net
                                   ----------  ---------- ---------- ----------  --------------- ------------ ---------- ----------
Shares to incorporators      1997    177,547  $    1,630                                                                 $   1,630

Subsequent sale to
 incorporators               1997                           275,000      2,750                                               2,750

Redemption of initial
 preferred stock             1997     88,340               (275,000)                                           (20,000)    (20,000)

Stock issued in conjunction
 with merger                 1997  3,127,500     214,768                            (206,952)                                7,816
                             2004     57,434
                                  ----------- -----------
                                   3,184,934     214,768
                                  ----------- -----------
Exchange of common stock
for preferred stock          1997 (1,500,000)    (30,200)   275,000     10,200                                  20,000

Stock sold in private
 placements                  1997     83,213     148,984                                                                   148,984
                             1998    471,962     493,119                                                                   493,119
                             2004    614,552     872,268                                                                   872,268
                             2000    330,719     430,858                                                                   430,858
                             2001    235,999     348,600                                                                   348,600
                             2002    392,834     396,630                                                                   396,630
                             2003    715,000     659,000                                                                   659,000
                             2004  5,630,125   3,857,802                                                                 3,857,802
                                   ----------  ----------                                                                ----------
                                   8,474,404   7,207,261                                                                 7,207,261
                                   ----------  ----------                                                                ----------

Stock issued for services    1997     30,000
                             1998     79,708
                             1999     18,629      17,238                                                                    17,238
                             2000     65,331      62,767                                                                    62,767
                             2001     97,183      95,746                                                                    95,746
                             2002    423,659     413,899                                                                   413,899
                             2003  1,509,003   1,618,411                                                                 1,618,411
                             2004    687,665     661,306                                                                   661,306
                                   ----------  ----------                                                                ----------
                                   2,911,178   2,869,367                                                                 2,869,367
                                   ----------  ----------                                                                ----------

                                  AIRTRAX, INC.
             CUMULATIVE STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY
                        May 19, 1997 to December 31, 2004



                               Common                    Preferred
                                 Shares                    Stock              Deficit          Deficit      Treasury
                            Number       Amount     Number     Amount   Pre-Development      Development      Stock           Net
                          ----------  ---------- ---------- ----------  ---------------      ------------  ----------   ----------
Net losses during
 development stage  1997                                                                         (129,313)               (129,313)
                    1998                                                                         (490,014)               (490,014)
                    1999                                                                         (685,615)               (685,615)
                    2000                                                                         (497,381)               (497,381)
                    2001                                                                         (811,700)               (811,700)
                    2002                                                                         (798,962)               (798,962)
                    2003                                                                       (2,191,657)             (2,191,657)
                    2004                                                                       (2,272,200)             (2,272,200)
                                                                                               -----------             -----------
                                                                                               (7,876,842)             (7,876,842)
                                                                                               -----------             -----------

Stock split         1998  1,021,825

Dividends paid in
 common stock       1999    305,737     120,366                                                  (120,366)
                    2000     95,558      56,751                                                   (56,751)
                    2003    246,731     269,161                                                   (80,749)                188,412
                          ----------  ----------                                               -----------             -----------
                            648,026     446,278                                                  (257,866)                188,412
                          ----------  ----------

Dividends paid
 in cash            1998                                                                          (13,005)                (13,005)
                    1999                                                                          (40,498)                (40,498)
                    2004                                                                         (131,771)               (131,771)
                                                                                               -----------             -----------
                                                                                                 (185,274)               (185,274)
                                                                                               -----------             -----------
Adjustment          2003    (21,912)


Warrants exercised  2004     75,000      93,750                                                                            93,750
Redemptions of
 promissory note    1997     30,000      20,000                                                                            20,000




Balances, December
 31, 2004                15,089,342 $10,822,854    275,000      $12,950      $(206,952)       $(8,319,982)  $       0  $2,308,870
                         ========== =========== ===========   ==========     ==========       ============  ========== ===========

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


9.  Operating and Administrative Expenses

Included in Operating and Administrative Expenses are the following:

                             Year Ended                Year Ended
                         December 31, 2004          December 31, 2003
                         -----------------          -----------------

Payroll                      $   217,454               $   190,266
Officer's Compensation           185,000                   114,978
Cost of stock options            202,000
Consulting Expense:
    Administration               721,361                   665,908
    Marketing                          -                   214,478
Marketing Expense                205,320                    47,301
Production Development Cost      369,567                   127,168
Director Awards                   50,500                    47,500
Other Expenses                   578,573                   700,771
                              -----------               -----------
Total Operating &
    Administarive
    Expense                    $2,529,775              $ 2,108,370
                              ===========              ===========

10. INCOME TAXES


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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


During the year 2004, the Company realized $175,414 from the sale, as permitted by New Jersey law, of its rights to use the New Jersey NOL'S and research and development credits that had accrued during 2003. Similar sales of New Jersey tax benefits were made in prior years. These potential New Jersey offsets for periods prior to 2004 are, thus, no longer available to the Company.

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


11. RENTALS UNDER OPERATING LEASES


At present, the Company is not obligated under any operating lease. The Company rents warehouse space on a month to month basis.

Rent expense amounted to $49,500 in 2004 and $36,000 in 2003.


12. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION


Cash paid for interest and income taxes is presented below:


                               2004                         2003
                               ----                         ----

Interest                    $26,329                      $35,828
Income taxes                      0                          500




Equipment purchases of $5,971 were paid with a promissory note. There were no other noncash investing activities during either 2004 or 2003. The following additional noncash financing activities occurred:


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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

13. CONTINGENCIES

On February 19, 2004, the Company reached a tentative agreement to purchase capital stock of FiLCO GmbH., a German manufacturer of fork trucks (formerly Clark Material Handling Company of Europe) with a manufacturing facility in Mulheim, Germany (FiLCO). It is expected that the Company will acquire 75.1% of FiLCO. Until the tentative agreement is finalized and closed, the Company agreed to make advances to FiLCO. Through December 31, 2004, advances totaling $2,670,000 had been made. The seller, who will continue to own the remaining 24.9% of the FiLCO stock, has agreed that if the Company converts $1,220,000 of its advances to capital he also will convert to FiLCO capital a loan of 1,225,000 Euros that FiLCO owes to him. As additional consideration for this FiLCO stock purchase, FiLCO would pay the seller 12,750 Euros and the Company would issue to the seller 900,000 warrants to purchase Company stock; these warrants would be exercisable at $.01 per share. The Company has appointed the seller of the FiLCO stock a director of the Company and, if the purchase is concluded, would grant him options to purchase 100,000 shares of Company stock for $.01as consideration for his service as a director. Additionally, the Company agreed to advance funds, if needed, to FiLCO to provide for its working capital needs. Any advances made under the latter provision would be collateralized by the remaining 24.9% of FiLCO stock and would be repaid only from dividends paid on the stock.



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

The Company has experienced losses and negative cash flows during each of its years of existence. These raise doubts as to the ability of the Company to continue as a going concern. Management of the Company has consistently been successful in raising capital, principally through sales of equity securities. Substantial sales of equity securities occurred during 2004 and other such capital sales are expected in the future. These are expected to sustain the Company as it progresses to full operations. For that reason, the financial statements do not include any adjustments that might be necessary if the Company was unable to continue as a going concern.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

14. SUBSEQUENT EVENTS

On April 6, 2005, the certificate of incorporation of the Company was amended to increase the number of authorized shares, as follows:

Common 100,000,000 shares of no par stock Preferred 5,000,000 shares of no par stock

The characteristics of these shares are unchanged from the shares previous authorized.

On February 11, 2005, the Company sold $5,000,000 of convertible debentures with two issues of detachable warrants. Conversion of these bonds occurred on March 29, 2005 and 3,846,154 shares of common stock were issued in place of the bonds.

15. RECENT ACCOUTNING PRONOUNCEMENTS

Except for the expected effect of SEAS 123R which is described in Note 1 under Stock Options, the Company does not expect adoption of rectly issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

                                  AIRTRAX, INC.
                     PROFORMA CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

On February 19, 2004, the Company reached a tentative agreement to acquire capital stock of FiLCO GmBH, a German manufacturer of fork trucks with a manufacturing facility in Mulheim, Germany (FiLCO). As later amended, the tentative agreement calls for the acquisition of 75.1% of the capital stock of FiLCO. In return, the Company would issue to the seller 900,000 warrants to purchase Company stock at $.01 per share; the Company would arrange for the seller to be paid 12,750 Euros and would appoint the seller to the Company Board of Directors.

During the pendancy of this tentative agreement, the Company agreed to make advances to FiLCO. Through December 31, 2004, advances totaling $2,670,000 had been made; this total was increased to $5,266,234 at June 30, 2005. The seller, who will continue to own the remaining 24.9% of the FiLCO capital stock, had advanced to FiLCO 1,225,000 Euros. The seller has agreed that, if the Company converts $1,220,000 of its advances to the capital of FiLCO, he also will convert to FiLCO capital his loan in the amount of 1,225,000 Euros.

The accompanying condensed financial statements illustrate the effect of the acquisition (proforma) on the financial position of the Company and the results of its operations. The condensed balance sheet as of June 30, 2005 is based on the combined historical balance sheets of the Company and FiLCO as of that date and assumes the acquisition took place on that date. The condensed statements of operations for the year ended December 31, 2004 and for the six month period ended June 30, 2005 are based on the historical statements of operations of the Company and FiLCO for those periods and assume the acquisition took place on January 1, 2004.

The proforma condensed financial statements may not be indicative of the actual results of the acquisition. In particular, the proforma condensed financial statements are based on the current estimate of management of the allocation of the purchase price; the actual allocation may differ.

The accompanying proforma financial statements should be read in conjunction with the historical financial statements of the Company and FiLCO.

                                  AIRTRAX, INC.
                  PRO-FORMA CONDENSED STATEMENTS OF OPERATIONS
                        FOR YEAR ENDED DECEMBER 31, 2004
                                   (UNAUDITED)

                                                                               Pro-Forma
                         Airtrax        Filco     Combined     Adjustments      Amounts
                         -------        -----     --------     -----------      ----------
SALES                  $       -   $ 1,366,143   $ 1,366,143   $        -      $ 1,366,143

COST OF GOODS SOLD             -     2,427,721     2,427,721            -        2,427,721
                       ---------   -----------   -----------   ----------      -----------


GROSS PROFIT (LOSS)            -    (1,061,578)   (1,061,578)           -       (1,061,578)

SELLING, OPERATING
AND ADMINISTRATIVE
EXPENSES               2,529,775     4,652,310     7,182,085    295,000 (1)      7,477,085
                      ----------     ---------     ---------   -----------     -----------

OPERATING LOSS        (2,529,775)   (5,713,888)   (8,243,663)  (295,000)        (8,538,663)

OTHER INCOME AND
    EXPENSE:
      Interest expense   (30,894)     (381,753)    (412,647)    86,667 (2)
                                                               100,283 (3)        (225,697)

      Interest income     86,667             -       86,667    (86,667)(2)               -
      Other income         2,979        75,042       78,021          -              78,021
      Other expenses           -       (98,597)     (98,597)                       (98,597)
                      ----------     -----------   ---------   -----------     ------------

LOSS BEFORE MINORITY
    INTEREST AND TAXES(2,471,023)    (6,119,196) (8,590,219)  (194,717)         (8,784,936)


MINORITY INTEREST              -              -           -    680,522 (4)         680,522

INCOME TAX BENEFIT      198,823         144,025     342,848          -             342,848
                      ----------      ----------   ----------  -----------     ------------

NET LOSS ATTRIBUTABLE
    TO COMMON
    SHAREHOLDERS     (2,272,200)     (5,975,171) (8,247,371)    485,805         (7,761,566)

PREFERRED STOCK
    DIVIDENDS DURING
    DEVELOPMENT STAGE  (131,771)                   (131,771)                      (131,771)
                      ----------                  ----------                    -----------

DEFICIT ACCUMULATED $(2,403,971)    $(5,975,171)$(8,379,142)   $485,805        $(7,893,337)
                    ============    ============ ===========   ===========     ============

NET LOSS PER SHARE-
    Basic and Diluted                                                          $      (.64)

WEIGHTED AVERAGE
SHARES OUTSTANDING                                                              12,075,448

     (1) To record issuances of 100,000 options to prior sole owner of FiLCO, as per tentative acquisition agreement.
     (2) Elimination of intercompany interest income against related interest expense.
     (3) Elimination of interest expense associated with loan capitalized per tentative acquisition agreement.
     (4) Minority interest in loss, provided for up to the amount of the minority interest at 12/31/03.

                                  AIRTRAX, INC.
                  PRO-FORMA CONDENSED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                                         Pro-Forma
                                    Airtrax                Filco             Combined                  Adjustment         Amounts

SALES                          $     167,545            $   190,785     $       358,330                              $      358,330

COST OF GOODS SOLD                   160,126                264,704             424,830                                     424,830
                               --------------           ------------    ----------------            ---------------  ---------------

GROSS PROFIT (LOSS)                    7,419                (73,919)            (66,500)                                    (66,500)

SELLING, OPERATING
AND ADMINISTRATIVE
EXPENSES                           2,007,882              2,852,180           4,860,062                                   4,860,062
                               --------------           ------------    ----------------            ---------------  ---------------

OPERATING LOSS                    (2,000,463)            (2,926,099)         (4,926,562)                                 (4,926,562)

OTHER INCOME AND
    EXPENSE
      Interest expense            (4,288,161)              (261,025)         (4,549,186)                   172,300 (1)   (4,329,587)
                                                                                                            47,299 (2)
      Interest income                172,300                                    172,300                   (172,300)(1)            0
      Other income                       211                  4,142               4,353                                       4,353
      Other expenses                                        (15,532)            (15,532)                                    (15,532)
                               --------------           ------------    ----------------            ---------------  ---------------


NET LOSS BEFORE
    INCOME TAXES                  (6,116,113)            (3,198,514)         (9,314,627)                    47,299       (9,267,328)

INCOME TAX BENEFIT                   224,446                111,253             335,699                                     335,699
                               --------------           ------------    ----------------            ---------------  ---------------

NET LOSS BEFORE
    DIVIDENDS                     (5,891,667)            (3,087,261)         (8,978,928)                    47,299       (8,931,629)

DEEMED DIVIDENDS
    ON PREFERRED STOCK               479,167                      -             479,167                          -          479,167
                               --------------           ------------    ----------------            ---------------  ---------------

NET LOSS ATTRIBUTABLE
    TO COMMON
    SHAREHOLDERS                  (6,370,834)            (3,087,261)         (9,458,095)                    47,299       (9,410,796)
                               --------------           ------------    ----------------            ---------------  ---------------

PREFERRED STOCK
    DIVIDENDS DURING
    DEVELOPMENT STAGE                (51,563)                  -                (51,563)                         -          (51,563)


DEFICIT ACCUMULATED            $  (6,422,397)           $(3,087,261)        $(9,509,658)            $       47,299   $   (9,462,359)
                               ==============           ============    =================           ===============  ===============

NET LOSS PER SHARE-
    Basic and Diluted                                                                                                $         (.48)
                                                                                                                     ===============
WEIGHTED AVERAGE
SHARES OUTSTANDING                                                                                                       19,435,015
                                                                                                                     ===============


(1) To eliminate intercompany interest on the Airtrax loan to FiLCO (2) To eliminate related party interest expense on capitalized loan.

                                  AIRTRAX, INC.
                       PRO-FORMA CONDENSED BALANCE SHEETS
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                                          Pro-Forma
                                   Airtrax                 Filco          Combined                    Adjustments           Amounts
                               --------------           ------------    ----------------            ---------------  ---------------
ASSETS:
Current Assets                 $   3,641,114            $ 1,857,311     $      5,498,425            $     (244,666)(4) $  5,253,759

Fixed Assets (net)                   146,518              3,365,718            3,512,236                                  3,512,236

Intangibles                          145,217                 59,581              204,798                                    204,798

Advances to FiLCO                  5,266,136                      -            5,266,136                (1,300,000)(1)            -
                                                                                                        (3,966,136)(3)
Bond Discount                        479,167                      -              479,167                                    479,167

Goodwill                                                                                                 2,655,000(6)

1,300,000(1) 3,955,000
                               --------------           ------------    ----------------            ---------------  ---------------
TOTAL ASSETS                   $   9,678,152            $ 5,262,610     $     14,960,762               $(1,555,802)   $  13,404,960
                               ==============           ============    =================           ===============  ===============

LIABILITIES AND
    STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable                 559,506                805,216            1,364,722                         -        1,364,722
    Accrued liabilities              424,555              2,314,802            2,739,357                   295,000(5)     3,034,357
    Customer advances                      -                845,918              845,918                         -          845,918
    Short-term debt                        -                645,850              645,850                                    645,850
    Related party loans                    -              5,510,802             5,510,802               (1,300,000)(1)            -
                                                                                                        (4,210,802)(3)

Advances from shareholders            33,460              1,674,427            1,707,887                (1,674,427)(2)       33,460
                               --------------           ------------    ----------------            ---------------  ---------------
Total current liabilities          1,017,521             11,797,015           12,814,536                (6,890,229)       5,924,307

Long Term Debt                       500,000                      -              500,000                         -          500,000
Deferred Taxes                             -              1,173,101            1,173,101                         -        1,173,101
                               --------------           ------------    ----------------            ---------------  ---------------
    Total Liabilities              1,517,521             12,970,116           14,487,637                (6,890,229)       7,597,408
                               --------------           ------------    ----------------            ---------------  ---------------
Stockholders Equity:
Common stock                      19,799,804              3,198,545           22,998,349                 1,300,000 (1)   28,627,776
                                                                                                         1,674,427 (2)
                                                                                                         2,655,000 (6)
Additional Paid In Capital-
    Warrants                       2,652,812                      -            2,652,812                                  2,652,812
Preferred stock                      545,491                      -              545,491                         -          545,491
Comprehensive income                       -                114,975              114,975                         -          114,975
Accumulated deficit              (14,837,476)           (11,001,026)         (25,838,502)               (295,000)(5)   ( 26,133,502)
                               --------------           ------------    ----------------            ---------------  ---------------

Total Stockholders Equity          8,160,631             (7,687,506)            473,125                  5,334,427        5,807,552
                               --------------           ------------    ----------------            ---------------  ---------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY           $   9,678,152            $ 5,282,610     $    14,960,762                $(1,555,802)  $   13,404,960
                               ==============           ============    =================           ===============  ===============

(1) To capitalize Airtrax advances to FiLCO, as per proposed acquisition agreement, and reflect amount as part of goodwill.
(2) To capitalize advance from FiLCO shareholder, as per proposed acquisition agreement.
(3) To eliminate inter company advances against the related liabilities. (4) To eliminate inter company interest receivable against the related liability.
(5) To reflect options granted in consideration of services on Airtrax Board of Directors, as per proposed acquisition agreement.
(6) To reflect issuance of options as required by tentative acquisition agreement, per proposed acquisition agreement.

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


                           Summary Compensation Table:
                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION



                               Other
                                                Annual     Restricted  Options   LTIP
   Name & Principal           Salary   Bonus   Compen-     Stock       SARs    Payouts  All Other
       Position       Year       ($)    ($)    sation($)  Awards($)     (#)      ($)   Compensation
------------------- ------ ----------- ------ ----------- ------------ -------- ------ ------------
Peter Amico          2004  116,826(1)    0    237,500(3)      -          -        -          -
President and
Chairman             2003   88,462(1)    0     64,000(2)      -          -        -          -
of the Board
of Directors         2002   84,135(1)    0     51,399(2)      -          -        -          -
------------------- ------ ----------- ------ ----------- ------------ -------- ------ ------------

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

Under the Original Employment Agreement, Mr. Amico received an annual salary of $75,000 per year, and received stock options to acquire up to 50,000 shares per annum. Of the options, 10,000 shares were exercisable for a total consideration of a $1.00 beginning in April 2000, 25,000 shares were exercisable at 30% of the lowest price paid for the stock in the 30 day period preceding such exercise for each year of the contract, and 15,000 shares were exercisable at 15% of the lowest price paid for the stock in the 30 day period preceding such exercise beginning in April 2000.

Under the Second Employment Agreement, Mr. Amico was entitled to receive an annual salary of $100,000, and receive an option to acquire 50,000 shares of common stock of the Company for a total exercise price of $0.01. The Company may terminate the agreement without cause upon 14 days' written notice to the Employee. The Company and Mr. Amico entered into new employment agreements as further described below.

Under a one year Employment Agreement, ratified by the Board of Directors on November 30, 2004 for the period of July, 1 2003 through June 30, 2004, Mr. Amico was entitled to receive an annual salary of $135,000, and receive an option to acquire 50,000 shares of our common stock for a total exercise price of $0.01. We may terminate the agreement without cause upon 14 days' written notice to the Mr. Amico.

Under a two year employment agreement (covering July 1, 2004 through June 30,
2006) ratified by the Board of Directors on November 30, 2004 for the period of July 1, 2004 through June 30, 2005, Mr. Amico is entitled to receive an annual salary of $200,000, and receives options to purchase up to 500,000 shares of our common stock at a rate equal to the "bid" price of the stock per share on the beginning date of the employment agreement. accordingly, the bid price of our common stock on July 1, 2004, the beginning date of the employment agreement, was $0.80 per share and all options, if exercised, will be at an exercise price $0.80 per share. All options have a cashless exercise. We may terminate the agreement without cause upon 14 days' written notice to Mr. Amico. under the second year of this employment agreement, for the period of July 1, 2005 through June 30,2006, Mr. Amico is entitled to receive an annual salary of $250,000, and options to purchase up to 750,000 shares of our common stock at the rate equal to the "bid" price of the stock per share on the beginning date of the employment agreement. Accordingly, the bid price of our common stock on July 1, 2004, the beginning date of the employment agreement, was $0.80 per share and all options, if exercised, will be at an exercise price $0.80 per share. All options have a cashless exercise. We may terminate the agreement without cause upon 14 days' written notice to Mr. Amico.

Two of our employees maintain annual stock options for 25,000 shares for each year of employment during the term of their respective employment agreements. The employment agreements may be terminated by either party with 14 days prior notice, and do not contain a fixed term. Accordingly, the amount of stock options issuable to such employees is 137,500 shares as of June 30, 2005.

The stock options for the 25,000 shares of our common stock are exercisable as follows; 2,500 shares are exercisable for a total consideration of $1.00, 10,000 shares are exercisable at 35% of the lowest price paid for the stock in the 30 day period preceding exercise, and 12,500 shares are exercisable at 17.5% of the lowest price paid for the stock in the 30 day period preceding exercise. Accordingly, the amount of stock options issuable to such employees is 112,500 as of December 31, 2004 and 137,500 as of June 30, 2005.The 112,500 options had not been exercised as of December 31, 2004

DIRECTORS' COMPENSATION

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

OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2004:

Individual Grants

                          Number of
                          Securities         % of Total Options
                          Underlying         Granted to
                          Options Granted    Employees in Fiscal    Exercise        Expiration Date
Name                      (#)                Year                   Price ($/sh)
---------------------------------------------------------------------------------------------------
Peter Amico                50,000             8%(1)                 $  -(1)         None(1)
President and Chairman    500,000            83%(1)                 $.85(1)         None(1)

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

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table contains information concerning the number and value, at December 31, 2004, of unexercised options held by executive officers named in the Summary Compensation Table:



                                      Underlying Unexercised      Value  of  Unexercised
                                      Options at                    Options    at           In-the-Money
Name                  FY-End (#)     (Exercisable/Unexercisable) (Exercisable/Unexercisable) FY-End ($)
-------------- ----------------------------------------------------------------------------------------
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

(11) Includes (4), (6), (7), (8), (9), and (10).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Arcon Corp., a corporation wholly owned by our chairman and president Peter Amico, owns 375,000 shares of our preferred stock. Each share of Preferred Stock is entitled to 10 votes per share on all matters on which shareholders are entitled to vote. The holders of our common stock and preferred stock vote as one single class. Mr. Amico and Arcon Corp. together have 1,870,623 shares of common stock, representing 1,870,623 votes, plus 375,000 shares of preferred stock with 10 votes per share, or a total of 3,750,000 voting shares. The aforementioned equals a total of 5,620,623 voting shares of capital stock by Mr. Amico and Arcon. The preferred stock has a stated value per share of $5.00 and an annual dividend per share equal to 5% of the stated value. The annual cash dividend as of December 31, 2004 was $68,750. Dividends are cumulative and the holder has a right during any quarter to waive any cash dividend and receive the dividend in the form of common stock at a price per share equal to 30% of the lowest private offering or trading price of the common stock. The preferred stock is not convertible into common stock, however, has a preference over common stockholders upon liquidation equal to the stated value per share.

The consideration paid by Mr. Amico and Arcon for the initial issuance of 275,000 shares of our preferred stock is as follows: Air Tracks, Inc. was incorporated in May 1995. Peter Amico, our President and the largest shareholder of Air Tracks, Inc., capitalized Air Tracks, Inc. with $20,000. In exchange, Mr. Amico was issued 3.5 million shares of common stock of Air Tracks, Inc. We were formed in April 1997 by Louis Perosi and Albert Walla. In April 1997, it
was agreed to merge our company with Air Tracks, Inc.   Pursuant to the merger,
Mr. Amico exchanged 3.5 million shares of Air Tracks, Inc. stock for 1 million shares of our common stock, plus 275,000 shares of preferred stock. It was determined by the parties that the voting shares that would be held by Mr. Amico/Arcon would be essentially the same. Since the preferred shares are not convertible and thus held no exit metthod it was determined to provide a dividend. The $5.00 per share was the price used to satisfy the issue.

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

Arcon Corp. and our President have made loans from time to time to us in varying amounts. The loan is due on demand and bears interest at 12%. As of December 31, 2004, the loan balance was $33,455.

Mrs. Patricia Amico, the wife of our President, performed services to us during 2004, 2003, 2002, and 2001 for which she received $13,030, $11,579, $9,930, and
$9,126, respectively.

Mr. Frank Basile, a former director of our company, was a partner of a law firm that performed legal services to us during fiscal 2004, 2003 and 2002. The billing amount for such services for each year was less than $10,000.

During 2002 and 2001, each director of our company, other than Mr. Amico, received a stock option to acquire 5,000 shares of common stock at a price per share of $0.50, and in 2003, each director, other than Mr. Amico, received a grant from us of 10,000 shares of common stock, and in 2004, each director received a grant from us in the amount of 10,000 shares of common stock.

From May 5, 2003 through September 2, 2003, we loaned Filco GmbH $365,435 to acquire our initial interest in Filco. Such funds were provided in the form of a loan because we were not able to come up with sufficient funding to acquire our initial interest. Filco repaid principal and interest under this loan to us.

In March of 2004, a tentative agreement was negotiated with the principals of Filco in connection with the proposed acquisition. Our management determined to provide Filco limited funding in the form of loans, until financing could be obtained which would help guarantee that the operating capital needed for Filco operations could, in fact, be obtained. The tentative agreement reached with Filco provided that we would take a 51% controlling ownership interest in Filco. The tentative agreement required that we provide sufficient funding, which the parties estimated would be approximately $1.3 million to be allocated in the form of equity in Filco. The tentative agreement required that we secure a guaranteed credit line for Filco of not less than $5 million to be used as operating capital. A later addendum to the tentative agreement stated that we would acquire 75.1% controlling ownership interest in Filco.

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

We loaned Filco approximately $2.7 million through the end of 2004 and loaned an additional $1.5 million during the first quarter of 2005. We intend to provide another $5 million to Filco, either in the form of guaranteed credit lines or through additional sales our securities.

Fil Filipov is to be issued options to purchase 100,000 shares of our common stock at an exercise price of $.0001 as compensation for services performed as our director. If the proposed acquisition of Filco GmbH is completed, the tentative agreement provides that Mr. Filipov will receive options to purchase an additional 900,000 shares of our common stock at an exercise price of $.0001. Accordingly, Mr. Filipov cannot exercise the options to receive more than an aggregate of 112,500 shares of our common stock per year. Any increase on this exercise limit is subject to the approval of our board of directors.

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

10.15 Amended and Restated Stock Acquisition Agreement effective as of February 19, 2004 by and between Airtrax, Inc. and Fil Filipov (incorporated by reference to our registration statement on Form SB-2 filed on November 3, 2005).

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

                     AIRTRAX, INC., A NEW JERSEY CORPORATION



                    By: /s/ Peter Amico
                       -----------------
                    Peter Amico, President,
                    Chief Executive Officer, Chairman of
                    the Board of Directors, and Acting
                    Chief Financial Officer

                    November 3, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                        TITLE                    DATE
----------------------------  -----------------------------  -------------------

By: /s/ Peter Amico                President, Chief
   ----------------             Executive Officer, Acting    November 3, 2005
        Peter Amico             Chief Financial Officer
                                     and Director


By: /s/ D. Barney Harris
   -----------------------
        D. Barney Harris               Director              November 3, 2005


By: /s/James Hudson
   -----------------------
       James Hudson                    Director              November 3, 2005


By: /s/William Hungerville
   -----------------------
       William Hungerville             Director              November 3, 2005


By: /s/Fil Filipov
  ------------------------
       Fil Filipov                     Director              November 3, 2005