Form 10QSB/A
period 2005-06-30
AIRTRAX INC
filed 2005-11-04
CIK 1081372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005.

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ________.


                        Commission file number: 001-16237
                                                ---------

                                  AIRTRAX, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


             New Jersey                               22-3506376
     -------------------------------       ---------------------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization

                200 Freeway Drive, Unit One, Blackwood, NJ 08012
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (856) 232-3000
                           ---------------------------
                           (Issuer's telephone number)


                     870B Central Avenue, Hammonton NJ 08037
              ----------------------------------------------------
              (Former name, former address and former fiscal year,

                          if changed since last report)


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court: Yes [ ] No [ ]

Indicate by check whether the registrants is a shell company (as defined in rule 12b of the Exchange Act). yes [ ] no [X]

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

Transitional Small Business Issuer Format (Check One): Yes [ ] No [X]

                                  AIRTRAX, INC.
                  JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                          June 30, 2005   December 31, 2004
                                                            ------------    ------------
                                                            (Unaudited)      (Audited)
                                     ASSETS
Current Assets
         Cash                                               $  1,098,691    $    641,477
         Accounts receivable                                       2,445            --
         Accrued interest receivable                             244,666          86,667
         Inventory                                             1,673,435         709,281
         Prepaid expenses                                           --             5,113
         Vendor advance                                          173,017          52,017
         Deferred tax asset                                      448,860         224,414
                                                            ------------    ------------
                  Total current assets                         3,641,114       1,718,969

Fixed Assets
         Office furniture and equipment                          111,786          90,714
         Automotive equipment                                     21,221          21,221

         Shop equipment                                           43,619          24,553
         Casts and tooling                                       236,484         205,485
                                                            ------------    ------------
                                                                 413,110         341,973
         Less, accumulated depreciation                          266,592         248,386
                                                            ------------    ------------
                  Net fixed assets                               146,518          93,587

Other Assets
         Advances to FiLCO GmbH                                5,266,136       2,670,000
                Patents - net                                    145,152         117,402
                Bond discount                                    479,167            --
                Utility deposits                                      65              65
                                                            ------------    ------------
                  Total other assets                           5,890,520       2,787,467
                                                            ------------    ------------

              TOTAL ASSETS                                  $  9,678,152    $  4,600,023
                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable                                   $    559,506    $    394,959
         Accrued liabilities                                     424,555         459,565
         Shareholder deposits for stock                             --         1,403,174
         Shareholder notes payable                                33,460          33,455
                                                            ------------    ------------

                  Total current liabilities                    1,017,521       2,291,153

Long Term Convertible Debt                                       500,000            --

             TOTAL LIABILITIES                                 1,517,521       2,291,153
                                                            ------------    ------------

Stockholders' Equity
         Common stock - authorized, 100,000,000
            shares without par value; issued
            and outstanding - 21,639,926 and
            15,089,342, respectively                          19,911,659      10,822,854
         Paid in capital warrants                              2,652,812
            Preferred stock - authorized,
            5,000,000 shares without
            par value; 375,000 issued and outstanding            545,491          12,950
         Deficit accumulated during development stage        (14,742,379)     (8,319,982)
         Deficit prior to development stage                     (206,952)       (206,952)
                                                            ------------    ------------

                  Total stockholders' equity                   8,160,631       2,308,870

              TOTAL LIABILITIES AND
                                                            ------------    ------------
       STOCKHOLDER'S EQUITY                                 $  9,678,152    $  4,600,023
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


                                                                          May 19, 1997
                                                                       (Date of Inception)
                                             2005            2004       to June 30, 2005
                                         ------------    ------------    ------------
SALES                                    $    167,545    $       --      $  1,190,668

COST OF GOODS SOLD                            160,126            --           630,497
                                         ------------    ------------    ------------

                  Gross Profit (Loss)           7,419            --           560,171

OPERATING AND ADMINISTRATIVE
 EXPENSES                                   2,007,882         848,141      10,956,103
                                         ------------    ------------    ------------

OPERATING LOSS                             (2,000,463)       (848,141)    (10,395,932)

OTHER INCOME AND EXPENSE
         Interest expense                  (4,288,161)        (13,730)     (4,463,225)
         Interest income                      172,300          10,127         258,967
         Other income                             211              94          78,505
                                         ------------    ------------    ------------


NET LOSS BEFORE INCOME TAXES               (6,116,113)       (851,650)    (14,521,685)
                                         ------------    ------------    ------------

INCOME TAX BENEFIT (STATE):
         Current                              224,446          67,770         224,446
         Prior years                             --              --           717,142
                                         ------------    ------------    ------------
                  Total Benefit               224,446          67,770         941,588
                                         ------------    ------------    ------------


NET LOSS BEFORE DIVIDENDS                  (5,891,667)       (783,880)    (13,580,097)

DEEMED DIVIDENDS ON PREFERRED STOCK           479,167            --           667,579

NET LOSS ATTRIBUTABLE TO COMMON            (6,370,834)       (783,880)    (14,247,676)
     SHAREHOLDERS

PREFERRED STOCK DIVIDENDS DURING              (51,563)        (85,937)       (494,703)
     DEVELOPMENT STAGE

DEFICIT ACCUMULATED                      $ (6,422,397)   $   (869,817)   $(14,742,379)
                                         ============    ============    ============


NET LOSS PER SHARE - Basic and Diluted   $       (.33)   $       (.08)

WEIGHTED AVERAGE SHARES OUTSTANDING        19,435,015      10,267,532

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

                                                                          May 19, 1997
                                                                      (Date of Inception)
                                             2005           2004       to June 30, 2005
                                         ------------    ------------    ------------
SALES                                    $     90,554    $       --      $  1,190,668

COST OF GOODS SOLD                            107,765            --           630,497
                                         ------------    ------------    ------------

                  Gross Profit (Loss)         (17,211)           --           560,171

OPERATING AND ADMINISTRATIVE
 EXPENSES                                   1,284,288         549,332      10,956,103
                                         ------------    ------------    ------------


OPERATING LOSS                             (1,301,499)       (549,332)    (10,395,932)

OTHER INCOME AND EXPENSE
         Interest expense                     (34,158)         (6,126)     (4,463,225)
         Interest income                      111,156          10,127         258,967
         Other income                              75              94          78,505
                                         ------------    ------------    ------------


NET LOSS BEFORE INCOME TAXES               (1,224,426)       (545,237)    (14,521,685)
                                         ------------    ------------    ------------

INCOME TAX BENEFIT (STATE):
         Current                              166,301          41,811         224,446
         Prior years                             --              --
                                         ------------    ------------    ------------
                                                                              717,142
                  Total Benefit               166,301          41,811
                                         ------------    ------------    ------------
                                                                              941,588

NET LOSS BEFORE DIVIDENDS                  (1,058,125)       (503,426)    (13,580,097)

DEEMED DIVIDENDS ON PREFERRED STOCK           479,167            --           667,579


NET LOSS ATTRIBUTABLE TO COMMON            (1,537,292)       (503,426)    (14,247,276)
     SHAREHOLDERS

PREFERRED STOCK DIVIDENDS DURING              (51,563)        (40,104)       (494,703)
                                         ------------    ------------    ------------
     DEVELOPMENT STAGE

DEFICIT ACCUMULATED                      $ (1,588,855)   $   (543,530)   $(14,742,379)
                                         ============    ============    ============


NET LOSS PER SHARE - Basic and Diluted   $       (.07)   $       (.05)

WEIGHTED AVERAGE SHARES OUTSTANDING        21,477,816      11,430,485


   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the Six Month Periods ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                                                 May 19, 1997
                                                                                                   (Date of
                                                                                                  Inception)
                                                                     2005            2004       to June 30, 2005
                                                                 ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (6,370,834)   $   (783,880)   $(14,247,676)
Adjustments to reconcile net loss to net cash
   consumed by operating activities:
        Charges not requiring the outlay of cash:
         Depreciation and amortization                                 21,666          18,106         322,830
             Amortization of bond discount                             20,833            --            20,833
         Equity securities issued for services                        717,593         278,244       3,656,816
         Value of warrants issued                                     944,500            --           944,500
                  Conversion benefit                                3,269,231            --         3,269,231
         Stock issued in settlement of interest obligations            36,986            --            36,986
         Increase in accrual of deferred tax benefit                 (224,446)        (67,770)       (448,860)
             Deemed dividends on preferred stock                      479,167            --           667,579
             Interest accrued on shareholder loan                       2,007           2,925          23,648
       Changes in current assets and liabilities:
                   Increase in accrued interest receivable           (157,999)           --          (244,666)
                   Increase in accounts receivable                     (2,445)        (37,485)         (2,445)
                   Increase in vendor advances                       (121,000)           --          (173,017)
                   Increase (decrease) in accounts payable and
                       accrued liabilities                             45,945        (345,261)        966,299
                   Increase in prepaid expenses                          --              --          (146,957)
                   Increase in inventory                             (964,154)        (33,833)     (1,673,435)
                                                                 ------------    ------------    ------------
                  Net Cash Consumed By
                       Operating Activities                        (2,302,950)       (968,954)     (7,028,334)
                                                                 ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                             (71,137)        (25,412)       (419,421)
Additions to patent cost                                              (31,460)           --          (189,391)
Advances to Filco GmbH                                             (2,596,136)     (1,000,000)     (5,266,136)
                                                                 ------------    ------------    ------------
                  Net Cash Consumed By
                        Investing Activities                       (2,698,733)     (1,025,412)     (5,874,948)
                                                                 ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of insurance of convertible debt                       4,277,500            --         4,277,500
Net proceeds of common stock sales                                     55,000       2,457,212       8,627,611
Proceeds of convertible loan                                          409,913            --           409,913
Proceeds from exercise of warrants                                    718,486            --           812,236
Proceeds of sales of preferred stock                                     --              --            12,950
Proceeds from exercise of options                                        --              --            14,344
Borrowings (repayments) of stockholder loans                           (2,002)        (52,005)
                                                                                                       33,118
Preferred stock dividends paid in cash                                   --           (85,937)       (185,274)
Principal payments on installation note                                  --              (471)           (425)
                                                                 ------------    ------------    ------------
 Net Cash Provided By
                      Financing Activities                          5,458,897       2,318,799      14,001,973
                                                                 ------------    ------------    ------------

                  Net (Decrease) Increase In Cash                     457,214         324,433       1,098,691

         Balance at beginning of period                               641,477          37,388            --
                                                                 ------------    ------------    ------------
         Balance at end of period                                $  1,098,691    $    361,821    $  1,098,691
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

2.   RESTATEMENTS

Certain errors effecting the June 30, 2005 financial statements have been discovered during a review by management. Correcting these errors resulted in an increase in common stock and a reduction in paid in capital - warrants as of June 30, 2005; and changes in the net losses attributable to common shareholders with a resultant increase in the deficit accumulated during development stage, and certain changes in the statements of cash flows, for the three and six month periods ended June 30, 2005. The June 30, 2005 financial statements have, therefore, been restated to correct these errors. The restated amounts are compared with the amounts previously reported in the following tables.

                                 BALANCE SHEET:

                              As Originally
                                Presented         Adjustments         As Restated
                                ---------         -----------         ------------
Stockholders'
  Equity:

  Common stock                $  15,005,573       $ 3,269,231 (1)     $ 19,911,659
                                                    1,525,000 (2)
                                                      111,855 (3)

  Paid in capital-warrants        3,233,312        (1,525,000)(2)        2,652,812
                                                      944,500  (4)

  Preferred stock                   545,491                  --            545,491

  Deficit accumulated during
  development stage             (10,416,793)         (944,500)(4)      (14,742,379)
                                                   (3,269,231)(1)
                                                     (111,855)(3)

  Deficit accumulated prior
  to development stage             (206,952)                 --           (206,952)

                              -------------       ------------------  ------------
  Total Stockholders' Equity  $   8,160,631       $         --        $  8,160,631
                              =============       ==================  ============

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



2.   RESTATEMENTS (CONTINUED)


                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE

                                            Six Months Ended June 30, 2005    May 19, 1997 (Date of Inception) to June 30, 2005
                               -------------------------------------------   ----------------------------------------------------

                              As Originally                                  As Originally
                                 Presented   Adjustments       As Restated      Presented        Adjustments         As Restated
                               -----------   -----------       -----------    -------------      ------------        -----------
Operating and Administrative
    expenses                   $(2,007,882)  $   --            $ (2,007,882)   $(10,844,248)     $   (111,855)(3)    $(10,956,103)
Interest expense                   (74,430)   (3,269,231)(1)     (4,288,161)       (249,494)       (3,269,231)(1)      (4,463,225)
                                                (944,500)(4)                                         (944,500)(4)
                                             -----------                                         ------------

Loss accumulated during
development stage              $(2,208,666)  $(4,213,731)       $(6,422,397)   $(10,416,793)     $ (4,325,586)       $(14,742,379)
                                             ===========                                         ============



                             STATEMENT OF CASH FLOWS


                              As Originally                                  As Originally
                                Presented   Adjustments       As Restated      Presented        Adjustments         As Restated
                              -----------   -----------       -----------    -------------      ------------        -----------
Operating Activities:

Net loss                      $(2,157,103)  $(4,213,731)(5)   $ (6,370,834)    $(9,922,090)      $(4,325,586)(5)    $(14,247,676)
Charges not requiring outlay
   of cash:
Equity securities issued for
    services                         --             --                --         3,544,961           111,855 (3)       3,656,816
Conversion benefit                   --       3,269,231 (1)      3,269,231            --           3,269,231 (1)       3,269,231
Value of warrants                    --         944,500 (4)        944,500            --             944,500 (4)         944,500
                                            -----------                                         ------------

Net cash consumed by
Operating activities          $(2,302,950)  $       --        $ (2,302,950)   $ (7,028,334)     $       --          $ (7,028,334)
                                            -----------                                         ------------


(1)  Conversion benefit recognized as interest on converted notes.
(2) Reversal of value originally allocated to warrants as described in Note #3; see (4) for replacement amount.
(3)  Effect of prior year correction of shares issued for services.
(4) Portion of the proceeds of sale of convertible notes allocated to warrants issued with the notes; this allocation resulted in a discount on the notes which has been accounted for as additional interest, as described in Note #3
(5) Net amount of charges on Statement of Operations and Deficit Accumulated During Development Stage.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


3.   COMMON STOCK AND WARRANTS

The certificate of incorporation was amended on March 28, 2005 to increase the number of authorized shares to 100,000,000 for the common no par stock, and to 5,0000,000 for the preferred no par stock.

On February 11, 2005, the Company issued $5,000,000 of 6% convertible promissory notes, which were convertible into Company common stock and two classes of warrants to purchase Company common stock. The notes were to mature on August 10, 2005. The Company retained the right to require conversion of the notes at a price of $1.30 per share. Conversion occurred on March 29, 2005 and 3,846,154 shares of common stock were issued. In addition, warrants to purchase common stock in connection with this transaction as follows: 1,923,077 Class A warrants and 961,538 Class B warrants. The Class A warrants are exercisable for a five year period at a price per share of $2.11. As partial compensation, the broker-dealer which arranged this transaction was awarded 384,616 warrants to purchase common stock at $1.85 per share, and an additional 100,000 were issued @ $1.00 per share.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


3. COMMON STOCK AND WARRANTS (continued)

This issuance of convertible promissory notes and warrants was accounted for as required by Emerging Issues Task Force (EITF)98-5 "Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Investments." Accordingly, expense was increased by $944,500 representing the value of the warrants and by $3,269,231 representing the value of the conversion priviledge.

On May 14, 2005, the Company issued a $500,000 8% convertible note. The note is scheduled for maturity in two years. During that period, it can be converted to stock at a rate of $1.30 per share, which would translate to 384,615 shares. Accompanying the convertible note were 384,615 warrants to purchase common stock at $2.11 per share; these warrants are exercisable over a five year period.

A total of 8,536,298 warrants was outstanding at June 30, 2005 as follows:

                                                                            Other        Total
                                                Class A     Class B        Warrants     Warrants
                                              ----------   ----------    ----------    ----------
      Outstanding at December 31, 2004              --           --       5,537,763     5,537,763
      Issued in connection with sale
        of  $5,000,000 in convertible notes    1,923,077      961,538       484,616     3,369,231

      Warrants issued in conjunction with
          $500,000 of convertible debt              --        384,615          --         384,615
      Other warrants issued                         --           --          37,689        37,689
      Reductions:
          Warrants exercised
                                                    --           --        (593,000)     (593,000)
          Warrants voided                           --           --        (200,000)     (200,000)
                                              ----------   ----------    ----------    ----------
      Outstanding, June 30, 2005               1,923,077    1,346,153     5,267,068     8,536,298
                                              ==========   ==========    ==========    ==========

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

3.   COMMON STOCK AND WARRANTS (continued)

Shares of common stock were issued during the second quarter and first six months of 2005 as follows:

                                                  Second
                                                  Quarter    Six Months
                                                 ---------   ---------
     Conversion of $5,000,000 notes                   --     3,846,154
     Private placement sales                          --        68,750
     Shares issued based on warrants exercised     130,858     593,000
     Issuance of shares sold in prior year            --     1,749,827
     Shares issued for services                    264,400     264,400
     Shares issued in settlement of interest
       on convertible notes                         28,453      28,453
                                                 ---------   ---------
           Total shares issued                     423,711   6,550,584
                                                 ---------   ---------

4.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $5, 803 and $10,135, respectively, for the six month periods ended June 30, 2005 and June 30, 2004. There was no cash paid for income taxes during either the 2005 or 2004 six month periods.

There were no noncash investing activities during either the 2005 or 2004 periods. The following noncash financing activities occurred during these periods.

     a. During the second quarter of 2005, the Company issued 24,853 shares in settlement of the interest obligation on its $5,000,000 convertible issue prior to the conversion of the notes to stock.

     b. Shares of common stock were issued for services in 2005 and 2004; these totaled 224,000 shares and 163,745 shares, respectively.

     c. Shares were issued in 2005 and 2004 in settlement of shares paid for in prior years. These amounted to 1,749,827 shares and 30,000 shares, respectively.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

5.   OPERATING AND ADMINISTRATIVE EXPENSES

The following details expenses incurred during the six month periods ended June 30, 2005 and 2004:

                                                  2005           2004
                                              ----------     ----------

     Options Expense                          $   83,650     $     --
     Payroll                                     254,894        150,573
     Marketing                                   202,978         32,617
     Production Costs                            152,705         56,175
     Professional Fees                           306,068         66,674
     Consulting Expenses                         407,943        285,275
     Insurance                                   129,879         54,480
     Penalties                                   120,429            --
     Other Expenses                              349,336        202,347
                                              ----------     ----------

                  Totals                      $2,007,882     $  848,141
                                              ----------     ----------

6.   CONTINGENCY

The Company has a tentative agreement to purchase 75.1% of the stock of FiLCO GmBH (FiLCO), a German manufacturer of fork trucks with a manufacturing facility in Mulheim, Germany. During the pendency of the tentative agreement, the Company has agreed to make advances to FiLCO. Through June 30, 2005, advances totaling $5,266,236 had been made. A portion of these advances may be converted to capital on the books of FiLCO. The seller, who will continue to own the remaining 24.9% of the FiLCO stock, has agreed that if the Company converts $1,220,000 of its advances to capital he will also convert to FiLCO capital a loan of 1,225,000 Euros that FiLCO owes to him. As additional consideration for this FiLCO stock purchase, the Company has agreed to pay the seller 12,750 Euros and to issue to the seller 900,000 warrants to purchase Company stock; these warrants would be exercisable at $.01 per share. The Company has appointed the seller of the FiLCO stock a director of the Company and upon a closing of the acquisition would grant him options to purchase 100,000 shares of Company stock for $.01. Additionally, the Company agreed to advance funds, if needed, to FiLCO to provide for its working capital needs. Any advances made under the latter provision would be collateralized by the remaining 24.9% of FiLCO stock and would be repaid only from dividends paid on the stock.

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

Research and Development

We had no research and development costs for the three months ended June 30, 2005.

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

Research and Development

We had no research and development costs for the six months ended June 30, 2005.

Loss Before Income Taxes

Loss before income taxes for the six month period ended June 30, 2005 totaled $6,116,113. For the six months ended June 30, 2004, loss before income taxes totaled $851,650. The principal reason for the increase in loss before income taxes for the six months ended June 30, 2005 compared with the same period of 2004 was two amounts charged to interest expense which totaled $4,213,731. These charges stemmed from the convertible bond issue and are described in Note 3 to the financial statements. Other factors contributing to the increase in the 2005 loss were time and materials devoted to preparing for production of the SIDEWINDER and preparing the new assembly plant in Blackwood New Jersey.

Preferred Stock Dividends

During the six months ended June 30, 2005, the Company paid $51,563 on preferred stock. During the six months ended June 30, 2004, the Company paid dividends on preferred stock in the amount of $-0-. The preferred stock dividends are payable to a company that is owned by our President.

Liquidity and Capital Resources

As of June 30, 2005, the Company's cash on hand was $1,098,691 and working capital was $2,623,593. Since its inception, the Company has financed its operations through the private placement of its common stock. During the six months ended June 30, 2005, the Company sold an aggregate of 68,750 shares of common stock to accredited and institutional investors. During the three months ended June 30, 2004, the Company sold an aggregate of 1,778,875 shares of common stock to accredited and institutional investors and issued an aggregate of 163,745 shares of common stock in consideration for services rendered.

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

10.20 Series C Unsecured Convertible Debenture and Warrants Purchase Agreement, dated October 18, 2005 by and between Airtrax, Inc. and the investor named on the signature page thereto (Filed as an exhibit to the Company's Form 8-K filed on October 24, 2005).

10.21 Registration Rights Agreement dated October 18, 2005, by and between Airtrax, Inc. and the investor named on the signature page thereto (Filed as an exhibit to the Company's Form 8-K filed on October 24, 2005).

10.22 Series C Unsecured Convertible Debenture of Airtrax, Inc. (Filed as an exhibit to the Company's Form 8-K filed on October 24, 2005).

10.23 Form of Stock Purchase Warrant of Airtrax, Inc. (Filed as an exhibit to the Company's Form 8-K filed on October 24, 2005).

10.24 Stock Acquisition Agreement dated as of February 19, 2004 by and between Airtrax, Inc. and Fil Filipov (Filed herewith).

10.25 Amended and Restated Stock Acquisition Agreement effective as of February 19, 2004 by and between Airtrax, Inc. and Fil Filipov (incorporated by reference to our registration statement on Form SB-2 filed on November 3, 2005).


31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of November 2005.

                                        AIRTRAX, INC.


                                        By:/s/ Peter Amico
                                           ------------------------------------
                                        Peter Amico, Chief Executive Officer,
                                        Principal Financial Officer and Chairman