Form 10QSB
period 2005-09-30
AIRTRAX INC
filed 2005-11-14
CIK 1081372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 for the quarterly period ended September 30, 2005.

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

                                 (856) 232-3000
                           (Issuer's telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court: Yes [X] No [ ]

Indicate by check whether the registrants is a shell company (as defined in rule 12b of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2005, the issuer had 21,928,674 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes [ ] No [X]

                                  AIRTRAX, INC.
               SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSB



                             TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Balance Sheets                                                            4

Statements of Operations and Deficit Accumulated During
Development Stage                                                         5

Statements of Cash Flows                                                  8

Notes to Financial Statements                                             9

Special Note Regarding Forward Looking Statements                        11

Item 2.   Management's Discussion and Analysis or Plan of Operations     13

Item 3.   Controls and Procedures                                        18

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              19

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    19

Item 3.   Defaults Upon Senior Securities                                19

Item 4.   Submission of Matters to a Vote of Security Holders            19

Item 5.   Other Information                                              19

Item 6.   Exhibits                                                       19

SIGNATURES                                                               22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  AIRTRAX, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                   (Unaudited)

                                    CONTENTS



                                                                   Page
                                                                   ----

Balance Sheets                                                      4

Statements of Operations and Deficit Accumulated
During Development Stage                                            5

Statements of Cash Flows                                            8

Notes to Financial Statements                                       9

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                 September 30, 2005            December 31, 2004
                                                                                    (Unaudited)                   (Audited)
                                                                                ---------------------        ---------------------

                                     ASSETS
Current Assets
   Cash                                                                         $             40,682         $           641,477
   Accounts receivable                                                                         2,421                           -
   Accrued interest receivable                                                               361,912                      86,667
   Inventory                                                                               2,204,373                     709,281
   Prepaid expenses                                                                                -                       5,113
   Vendor advance                                                                            173,017                      52,017
   Deferred tax asset                                                                        596,252                     224,414
                                                                                ---------------------        ---------------------
            Total current assets                                                           3,378,657                   1,718,969
Fixed Assets
   Office furniture and equipment                                                            162,051                      90,714
   Automotive equipment                                                                       21,221                      21,221
   Shop equipment                                                                             57,400                      24,553
   Casts and tooling                                                                         239,297                     205,485
                                                                                ---------------------        ---------------------
                                                                                             479,969                     341,973
   Less, accumulated depreciation                                                            275,695                     248,386
                                                                                ---------------------        ---------------------
            Net fixed assets                                                                 204,274                      93,587
Other Assets
   Advances to Filco Gmbh                                                                  6,255,462                   2,670,000
   Patents - net                                                                             147,601                     117,402
   Bond discount                                                                             416,667                           -
   Utility deposits                                                                               65                          65
                                                                                ---------------------        ---------------------
            Total other assets                                                             6,819,795                   2,787,467
                                                                                ---------------------        ---------------------
            TOTAL ASSETS                                                        $         10,402,726         $          4,600,023
                                                                                =====================        =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                             $          1,258,715         $           394,959
   Accrued liabilities                                                                     1,504,195                     459,565
   Shareholder deposits for stock                                                             70,875                   1,403,174
   Bank loan                                                                                 100,000                           -
   Shareholder notes payable                                                                  34,474                      33,455
                                                                                ---------------------        ---------------------
            Total current liabilities                                                      2,968,259                   2,291,153
Long Term Convertible Debt                                                                   500,000                           -
                                                                                ---------------------        ---------------------
            TOTAL LIABILITIES                                                              3,468,259                   2,291,153
                                                                                ---------------------        ---------------------

Stockholders' Equity
   Common stock - authorized, 100,000,000 shares without par value; issued and outstanding - 21,874,374 and 15,089,342,
     respectively                                                                         20,773,723                  10,822,854
   Paid in capital - warrants                                                              2,366,339
   Preferred stock - authorized, 500,000,000
     shares without par value; 375,000
     issued and outstanding                                                                  545,491                      12,950
   Deficit accumulated during the development
     stage                                                                               (16,544,134)                 (8,319,982)
   Deficit prior to development stage                                                       (206,952)                   (206,952)
                                                                                ---------------------        ---------------------
           Total stockholders' equity                                                      6,934,467                   2,308,870
                                                                                ---------------------        ---------------------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                                       $         10,402,726         $         4,600,023
                                                                                =====================        =====================


   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                 For the Nine Month Periods Ended September 30,
                                   (Unaudited)


                                                                                                              May 19, 1997
                                                                                                          (Date of Inception)
                                                                                                              to September
                                                                       2005                2004                  30, 2005
                                                                  ---------------     ---------------        ---------------
SALES                                                             $      167,545      $           --         $    1,190,668

COST OF GOOD SOLD                                                        160,126                  --                630,497
                                                                  ---------------     ---------------        ---------------

                  Gross Profit                                             7,419                  --                560,171

OPERATING AND ADMINISTRATIVE EXPENSES                                  3,987,695           1,397,479             12,935,956

                                                                  ---------------     ---------------        ---------------
OPERATING LOSS                                                        (3,980,276)         (1,397,479)           (12,375,785)

OTHER INCOME AND EXPENSE
         Interest expense                                             (4,374,592)            (23,716)            (4,549,616)
         Interest income                                                 291,208              24,091                377,875
         Other income                                                        211                 131                 78,505
                                                                  ---------------     ---------------        ---------------

NET LOSS BEFORE INCOME TAXES                                          (8,063,449)         (1,396,973)           (16,469,021)

INCOME TAX BENEFIT (STATE):
         Current                                                         371,838             119,226                371,838
         Prior years                                                          --                  --                717,142
                                                                  ---------------     ---------------        ---------------

                  Total Benefit                                          371,838             119,226              1,088,980
                                                                  ---------------     ---------------        ---------------

NET LOSS BEFORE DIVIDENDS                                             (7,691,611)         (1,277,747)           (15,380,041)

DEEMED DIVIDENDS ON PREFERRED STOCK                                     (480,978)                 --               (669,390)

                                                                  ---------------     ---------------        ---------------
NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                                                      (8,172,589)         (1,277,747)           (16,049,431)

PREFERRED STOCK DIVIDENDS DURING
    DEVELOPMENT STAGE                                                    (51,563)            (91,868)              (494,703)
                                                                  ---------------     ---------------        ---------------

DEFICIT ACCUMULATED                                               $   (8,224,152)     $   (1,369,615)        $  (16,544,134)
                                                                  ===============     ===============        ===============

NET LOSS PER SHARE - Basic and Diluted                            $         (.45)     $         (.11)

WEIGHTED AVERAGE SHARES OUTSTANDING                                   18,038,164          11,452,797

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                 For the Three Month Periods Ended September 30,
                                   (Unaudited)


                                                                                                             May 19, 1997
                                                                                                          (Date of Inception)
                                                                                                              to September
                                                                       2005                2004                 30, 2005
                                                                  ---------------     ---------------        ---------------

SALES                                                             $            -      $            -         $    1,190,668

COST OF GOOD SOLD                                                              -                   -                630,497
                                                                  ---------------     ---------------        ---------------

                  Gross Profit                                                 -                   -                560,171

OPERATING AND ADMINISTRATIVE EXPENSES                                  1,981,664             549,338             12,935,956

                                                                  ---------------     ---------------        ---------------
OPERATING LOSS                                                        (1,981,664)           (549,338)           (12,375,785)

OTHER INCOME AND EXPENSE
         Interest expense                                                (86,391)             (9,986)            (4,549,616)
         Interest income                                                 118,908              13,964                377,875
         Other income                                                          -                  37                 78,505
                                                                  ---------------     ---------------        ---------------

NET LOSS BEFORE INCOME TAXES                                          (1,949,147)           (545,323)           (16,469,021)

INCOME TAX BENEFIT (STATE):
         Current                                                         147,392              51,456                371,838
         Prior years                                                           -                   -                717,142
                                                                  ---------------     ---------------        ---------------
                  Total Benefit                                          147,392              51,546              1,088,980
                                                                  ---------------     ---------------        ---------------

NET LOSS BEFORE DIVIDENDS                                             (1,801,755)           (493,867)           (15,380,041)

DEEMED DIVIDENDS ON PREFERRED STOCK                                            -                   -                669,390

                                                                  ---------------     ---------------        ---------------
NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                                                      (1,801,755)           (493,867)           (16,049,431)

PREFERRED STOCK DIVIDENDS DURING
    DEVELOPMENT STAGE                                                          -              (5,931)              (494,703)
                                                                  ---------------     ---------------        ---------------

DEFICIT ACCUMULATED                                               $   (1,801,755)     $     (499,798)        $  (16,544,134)
                                                                  ===============     ===============        ===============

NET LOSS PER SHARE - Basic and Diluted                            $         (.08)     $         (.04)

WEIGHTED AVERAGE SHARES OUTSTANDING                                   21,740,196          12,888,343


   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                      ACCUMULATED DURING DEVELOPMENT STAGE
                 For the Nine Month Periods Ended September 30,
                                   (Unaudited)


                                                                                                               May 19, 1997
                                                                                                           (Date of Inception)
                                                                                                               to September
                                                                       2005                 2004                  30, 2005
                                                                  ---------------     ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $   (8,172,589)     $   (1,277,747)        $  (16,049,431)
Adjustments to reconcile net loss to net cash
    consumed by operating activities:
        Charges not requiring the outlay of cash:
            Depreciation and amortization                                 32,499              27,159                333,663
            Amortization of bond discount                                 83,333                   -                 83,333
            Equity securities issued for services                      1,866,500             623,401              4,805,723
            Provision for impairment loss                                120,280                   -                120,280
            Value of warrants issued with convertible debt               944,500                   -                944,500
            Conversion benefits associated with debt issue             3,269,231                   -              3,269,231
            Increase in accrual of deferred tax benefit                 (371,838)           (119,226)              (596,252)
            Deemed dividends on preferred stock                          480,978                   -                669,390
            Interest accrued on shareholder loan                           3,021               3,775                 24,662
        Changes in current assets and liabilities:
            Increase in accrued interest receivable                     (275,245)            (24,081)              (361,912)
            Increase in accounts receivable                               (2,421)                  -                 (2,421)
            Increase in vendor advances                                 (121,000)                  -               (173,017)
            Increase (decrease) in accounts payable and
              accrued liabilities                                        884,830            (225,888)             1,805,184
            Increase in prepaid expenses                                       -                   -               (146,957)
            Increase in inventory                                     (1,495,092)           (131,842)            (2,204,373)
                                                                  ---------------     ---------------        ---------------
         Net Cash Consumed By Operating Activities                    (2,753,013)         (1,124,449)            (7,478,397)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                               (137,996)            (19,249)              (486,280)
Additions to patent cost                                                 (35,389)            (37,686)              (193,320)
Advances to Filco GmbH                                                (3,247,171)         (1,230,000)            (5,917,171)
                                                                  ---------------     ---------------        ---------------
         Net Cash Consumed By Investing Activities                    (3,420,556)         (1,286,935)            (6,596,771)
                                                                  ---------------     ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of issuance of convertible debt                           4,277,500                   -              4,277,500
Net proceeds of common stock sales                                        55,000           2,696,462              8,627,611
Proceeds of convertible loan                                             409,913                   -                409,913
Proceeds from exercise of warrants                                       718,486                   -                812,236
Proceeds of bank loan                                                    100,000                   -                100,000
Proceeds of sales of preferred stock                                           -                   -                 12,950
Proceeds from exercise of options                                         13,877               5,944                 28,221
Borrowings (repayments) of stockholder loans                              (2,002)            (52,005)                33,118
Preferred stock dividends paid in cash                                         -             (91,868)              (185,274)
Principal payments on installation note                                        -              (5,546)                  (425)
                                                                  ---------------     ---------------        ---------------
         Net Cash Provided By Financing Activities                     5,572,774           2,552,987             14,115,850

                                                                  ---------------     ---------------        ---------------
         Net (Decrease) Increase In Cash                                (600,795)            141,603                 40,682

      Balance at beginning of period                                     641,477              37,388                      -
                                                                  ---------------     ---------------        ---------------
      Balance at end of period                                    $       40,682      $      178,991         $       40,682
                                                                  ===============     ===============        ===============


The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)




BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. ("the Company") as of September 30, 2005 and for the three month and nine month periods ended September 30, 2005 and 2004, respectively, have been prepared in accordance with accounting principals generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.


Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2004.

2.   COMMON STOCK AND WARRANTS

The certificate of incorporation was amended on March 28, 2005 to increase the number of authorized shares to 100,000,000 for common no par stock, and to 5,000,000 for preferred no par stock.

On February 11, 2005, the Company issued $5,000,000 of 6% convertible promissory notes, which were convertible into Company common stock and two classes of warrants to purchase Company common stock. The notes were to mature on August 10, 2005. The Company retained the right to require conversion of the notes at a price of $1.30 per share. Conversion occurred on March 29, 2005 and 3,846,154 shares of common stock were issued. In addition, warrants to purchase common stock were issued in connection with this transaction, as follows: 1,923,077 Class A warrants and 961,538 Class B warrants. The Class A warrants are exercisable for a five year period at a price per share of $1.85 The Class B warrants are exercisable for a five year period at a price of $2.11. As partial compensation, the broker-dealer which arranged this transaction was awarded 384,616 warrants to purchase common stock at $1.85 per share, and 100,000 warrants to purchase common stock at $1.00 per share.

                                  AIRTRAX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)



2.   COMMON STOCK AND WARRANTS (CONTINTUED)


The issuance of convertible promissory notes and warrants was accounted for as required by Emerging Issues Task Force (EITF) 98-5 "Accounting For Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue no. 98-5 To Certain Convertible Investments." Accordingly, expense was increased by $944,500 representing the value of the warrants and by $3,269,231 representing the value of the conversion privilege.

On May 14, 2005, the Company issued a $500,000 8% convertible note. The note is scheduled for maturity in two years. During that period, it can be converted to stock at a rate of $1.30 per share, which would translate to 384,615 shares. Accompanying the convertible note were 384,615 warrants to purchase common stock at $2.11 per share; these warrants are exercisable over a five year period.

A total of 8,536,298 warrants was outstanding at September 30, 2005, as follows:

                                                                                                               Other Total
                                                  Class A               Class B          Warrants                Warrants
                                              ---------------     ---------------     ---------------        ---------------
      Outstanding at December 31, 2004                                                     5,537,763              5,537,763
      Issued in connection with sale
        of  $5,000,000 in convertible notes        1,923,077             961,538             484,616              3,369,231

      Issued in conjunction with
          $500,000 of convertible debt                                   384,615                                    384,615
      Other warrants issued                                                                   37,689                 37,689
      Reductions:
          Warrants exercised                                                                (593,000)              (593,000)
          Warrants voided                                                                   (200,000)              (200,000)
                                              ---------------     ---------------     ---------------        ---------------
      Outstanding, September 30, 2005              1,923,077           1,346,153           5,267,068              8,536,298
                                              ===============     ===============     ===============        ===============

                                  AIRTRAX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)




2.   COMMON STOCK AND WARRANTS (continued)

Shares of common stock were issued during the third quarter and first nine months of 2005 as follows:

                                                                  Third Quarter         Nine Months
                                                                  ---------------     ---------------
     Conversion of $5,000,000 notes                                            -           3,846,154
     Private placement sales                                                   -              68,750
     Shares issued based on warrants exercised                                 -             593,000
     Shares issued to purchase Filco third pary debt                     187,939             187,939
     Issuance of shares sold in prior year                                     -           1,749,827
     Shares issued for services                                           46,509             310,909
     Shares issued in settlement of interest due
       on convertible notes                                                    -              28,453
                                                                  ---------------     ---------------
           Total shares issued                                           234,448           6,785,032
                                                                  ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $5, 803 and $10,135, respectively, for the nine month periods ended September 30, 2005 and June 30, 2004. There was no cash paid for income taxes during either the 2005 or 2004 nine month periods.

There were no noncash investing activities during either the 2005 or 2004 periods. The following noncash financing activities occurred during these periods.

     a. During the second quarter of 2005, the Company issued 24,853 shares in settlement of the interest obligation on its $5,000,000 convertible issue prior to the conversion of the notes to stock.

     b. Shares of common stock were issued for services in 2005 and 2004; these totaled 310,909 shares and 192,277 shares, respectively.

     c. Shares were issued in 2005 and 2004 in settlement of shares paid for in prior years. These amounted to 1,749,827 shares and 30,000 shares, respectively.

     d. The Company purchased third part debt of Filco for 187,939 shares in 2005.

                                  AIRTRAX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)




OPERATING AND ADMINISTRATIVE EXPENSES

     The following details expenses incurred during the nine month periods ended September 30, 2005 and 2004:


                                                                       2005                2004
                                                                  ---------------     ---------------
     Options Expense                                              $    1,163,838      $            -
     Payroll                                                             422,680             242,027
     Marketing                                                           243,761              67,922
     Production Costs                                                    234,639              51,529
     Professional Fees                                                   419,710              75,200
     Consulting Expenses                                                 524,981             614,079
     Insurance                                                           173,633              61,158
     Penalties                                                           199,149                   -
     Freight                                                             107,275               3,195
     Impairment                                                          120,280                   -
     Other Expenses                                                      377,749             282,369
                                                                  ---------------     ---------------
                  Total Expenses                                  $    3,987,695      $    1,397,479
                                                                  ===============     ===============

CONTINGENCY

The Company has a tentative agreement to purchase 75.1% of the stock of FiLCO GmBH (FiLCO), a German manufacturer of fork trucks with a manufacturing facility in Mulheim, Germany. During the pendency of the tentative agreement, the Company has agreed to make advances to FiLCO. Through September 30, 2005, advances totaling $6,255,462 had been made. A portion of these advances may be converted to capital on the books of FiLCO. The seller, who will continue to own the remaining 24.9% of the FiLCO stock, has agreed that if the Company converts $1,220,000 of its advances to capital he will also convert to FiLCO capital a loan of 1,225,000 Euros that FiLCO owes to him. As additional consideration for this FiLCO stock purchase, the Company has agreed to pay the seller 12,750 Euros and to issue to the seller 900,000 warrants to purchase Company stock; these warrants would be exercisable at $.01 per share. The Company has appointed the seller of the FiLCO stock a director of the Company and upon a closing of the acquisition would grant him as compensation for service as a director options to purchase 100,000 shares of Company stock for $.01. Additionally, the Company agreed to advance funds, if needed, to FiLCO to provide for its working capital needs. Any advances made under the latter provision would be collateralized by the remaining 24.9% of FiLCO stock and would be repaid only from dividends paid on that stock.

As of September 30, 2005, the Company had not concluded the contract and had not issued any of the warrants or options contemplated by the tentative agreement.

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

Overview

Since 1995, substantially all of our resources and operations have directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of the components, including the unique shaped wheels, motors, and frames, have been specially designed by us and specially manufactured. Ten commercial omni-directional lift trucks carrying the UL Label have been delivered to customers in the United States and Canada as of October 25, 2005 and several others are ready to ship pending receipt of funds or consummation of letters of credit or other credit facilities. We believe that up to a total of 84 units could be manufactured and sold through the fourth quarter of 2005 pending receipt of parts from certain vendors.

We have commenced production and have most of the parts required for production of another 74 units of our Sidewinder ATX-3000 Omni-Directional Lift Truck during the 4th quarter of 2005. As of October 27, 2005 we do not have all of the parts required from every vendor for completion of the 74 trucks heretofore noted. The assembly and sale is dependent upon delivery of all of the required parts.

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

Complete assembly is conducted by us at our newly leased facilities at 200 Freeway Drive Unit One, Blackwood, NJ 08012. Approximately 50% of the frames are manufactured in the United States. These frames are shipped to the Blackwood plant for complete assembly. In addition to the assembly of vehicles at Blackwood, partially assembled vehicles are shipped to the Blackwood facility from the Filco plant in Germany. To date, partial assembly of approximately 19 lift trucks have been completed at the Filco plant, 14 of which and have been shipped to the USA for final assembly. To date, a total of approximately 80 lift truck frames will be shipped from Bulgaria to the Filco plant for partial assembly and shipped to the Blackwood plant for final assembly during the fourth quarter of 2005.

We have incurred losses and experienced negative operating cash flow since our formation. For the three months ended September 30, 2005 and 2004, we had a net loss of $(1,801,755) and $(493,867), respectively. For our fiscal years ended December 31, 2004 and 2003, we had a net loss of $(2,272,200) and $(2,282,946), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

Our principal executive offices are located at 200 Freeway Drive, Unit One, Blackwood, NJ 08012 and our telephone number is (856) 232-3000. We are incorporated in the State of New Jersey.

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

We have not yet finalized nor executed the acquisition agreement but have loaned Filco GmbH an aggregate principal amount of $6,255,462 as of September 30, 2005 pursuant to a series of secured and unsecured promissory notes. We have used proceeds from the private placement offerings that we completed during 2004 and 2005 to fund such loans. Our analysis shows that additional estimated working capital needs during the next year will be approximately $5,000,000, with $1,750,000 needed during November 2005, in order for it to achieve profitable operations. Should we complete the acquisition of Filco GmbH, we will need to raise additional capital or proper lines of credit in order to fund the working capital needs of Filco GmbH.

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

In March of 2004, a tentative agreement was negotiated with the principals of Filco in connection with the proposed acquisition. Our management determined to provide Filco limited funding in the form of loans, until financing could be obtained which would help guarantee that the operating capital needed for Filco operations could, in fact, be obtained. The tentative agreement reached with Filco provided that we would take a 51% controlling ownership interest in Filco. The tentative agreement required that we provide $1.3 million to be allocated in the form of equity in Filco and Filipov would also capitalize 1.3 million Euros that he had loaned Filco. The tentative agreement required that we secure a guaranteed credit line for Filco of not less than $5 million to be used as operating capital. However, once we complete the acquisition, we are responsible to provide adequate operating capital to insure a successful business. A later addendum to the tentative agreement stated that we would acquire 75.1% controlling ownership interest in Filco.

The amounts loaned to Filco to date, in the aggregate amount of $6,255,462, even if unrecoverable, would not prevent us from commencing the manufacture of the Sidewinder Omni-Directional Lift Truck. The manufacture and sale of omni-directional material handling equipment is our primary goal. During the first, second and third quarters of 2005, we realized limited revenues from sales of the Sidewinder Omni-Directional Lift Truck.

We believe that our secured and unsecured loans to Filco are recoverable if the proposed acquisition is not completed. Should Filco default with loan repayment, if such payment were due and requested, it would be much easier to put Filco into bankruptcy in Germany than it would be in the United States. Should Filco be put into bankruptcy, we, as the largest creditor, would be in position to do a legal takeover through bankruptcy administrators.

We loaned Filco approximately $2.7 million through the end of 2004 and loaned a total of $6,255,462 as of September 30, 2005. We intend to provide another $5 million to Filco, either in the form of guaranteed credit lines or through additional sales of our securities.

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

As a result of the above, Filco recommenced very limited production of standard forklifts during the second quarter of 2005. In April 2005, Filco shipped at least 14 re-conditioned vehicles. In addition, Filco began the assembly of a Russian tractor for distribution in Europe. This agreement calls for the production of 700 units to be assembled each year at a price of 2,800 Euros each. After the prototypes, large quantities of tractors will be assembled. It is expected that volume assembly will commence early 2006. The Russian company will supply all parts. It is anticipated that Filco will be in full forklift production early in the 4th quarter of 2005. The final production schedule is contingent upon supply of parts from various venders.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004.

We have been a development stage company for the periods ended September 30, 2005 and 2004 and have not engaged in full-scale operations for the periods indicated. During 2005, we expect to transition from a development stage company to an operating company as we begin production and sales of the Sidewinder Omni-Directional Lift Truck. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

Revenues

For the three month period ended September 30, 2005, the Company had sales revenue of $-0-. This compares to revenues of $-0- for the three months ended September 30, 2004. The lack of sales revenue occurred as a result of moving the location of operations to 200 freeway Drive, Unit One, Blackwood, NJ and that time required to get the plant situated and operational.

Cost of Goods Sold

The Company's cost of goods sold for the three months ended September 30, 2005 amounted to $0-. For the three months ended September 30, 2004, the Company's cost of goods sold was $-0-.

The Company is entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $147,392 has been recorded for the third quarter of 2005 and $51,456 was recorded during the third quarter of 2004.

Operating and Administrative Expenses

Operating and administrative expenses includes administrative salaries and overhead. For the three months ended September 30, 2005, the Company's operating and administrative expenses totaled $1,981,664. Operating and administrative expenses totaled $549,338 for the three months ended September 30, 2004. For the three months ended September 30, 2005 operating and administrative expenses increased $1,432,326 compared with the same period of 2004. These changes are a result of the time and material costs preparing for production of the SIDEWINDER and other production related issues including labor and materials used to outfit the new Airtrax assembly plant in Blackwood NJ.

Research and Development

We had no research and development costs for the three months ended September 30, 2005.

Loss Before Income Taxes

Loss before income taxes for the three month period ended September 30, 2005 totaled $1,949,147. For the three months ended September 30, 2004, loss before income taxes totaled $545,283. The increase in loss before income tax for the three months ended September 30, 2005 compared with the same period of 2004 was caused by the time and material allocations preparing for production of the SIDEWINDER and other production related issues including labor and materials used to outfit the new Airtrax assembly plant in Blackwood NJ.

Preferred Stock Dividends

During the three months ended September 30, 2005, the Company paid $-0- in dividends on preferred stock. During the three months ended September 30, 2004, the Company paid dividends on preferred stock in the amount of $5,931. The preferred stock dividends are payable to a company that is owned by our President.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

We have been a development stage company for the nine months ended September 30, 2005 and 2004 and have not engaged in full-scale operations for the periods indicated. The limited revenues for the periods have been derived from the first sales of the Sidewinder Omni-Directional Lift Truck. During 2005, we expect to transition from a development stage company to an operating company as we begin production and sales of the Sidewinder Omni-Directional Lift Truck. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

Revenues

For the nine-month period ended September 30, 2005, the Company had sales revenue of $167,545. This compares to revenues of $-0- for the nine months ended September 30, 2004. The lack of sales revenue occurred as a result of moving the location of operations to 200 freeway Drive, Unit One, Blackwood, NJ and that time required to get the plant situated and operational.

Cost of Goods Sold

The Company's cost of goods sold for the nine months ended September 30, 2005 amounted to $160,126. For the nine months ended September 30, 2004, the Company's cost of goods sold was $-0-. The Company's cost of goods sold reflects the cost of the lift trucks sold during the nine months ended September 30, 2005.

The Company is entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $371,838 has been recorded for the nine months ended September 30, 2005 and $119,226 was recorded during the nine months ended September 30, 2004.

Operating and Administrative Expenses

Operating and administrative expenses includes administrative salaries and overhead. For the nine months ended September 30, 2005, the Company's operating and administrative expenses totaled $3,987,695. Operating and administrative expenses totaled $1,397,479 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 operating and administrative expenses increased $2,590,216 compared with the same period of 2004. These changes are a result of the time and material costs preparing for production of the SIDEWINDER and other production related issues including labor and materials used to outfit the new Airtrax assembly plant in Blackwood NJ.

Research and Development

We had no research and development costs for the nine months ended September 30, 2005.

Loss Before Income Taxes

Loss before income taxes for the nine month period ended September 30, 2005 totaled $8,063,449. For the nine months ended September 30, 2004, loss before income taxes totaled $1,396,973. The principal reason for the increase in loss before income taxes for the nine months ended September 30, 2005 compared with the same period of 2004 was two amounts charged to interest expense which totaled $4,213,731. These charges stemmed from the convertible bond issue and are described in Note 3 to the financial statements. Other factors contributing to the increase in the 2005 loss were time and materials devoted to preparing for production of the SIDEWINDER and preparing the new assembly plant in Blackwood, New Jersey.

Preferred Stock Dividends

During the nine months ended September 30, 2005, the Company paid $ 51,563 on preferred stock. During the nine months ended September 30, 2004, the Company paid dividends on preferred stock in the amount of $91,868 The preferred stock dividends are payable to a company that is owned by our President.

Liquidity and Capital Resources

As of September 30, 2005, the Company's cash on hand was $40,682 and working capital was $410,398. Since its inception, the Company has financed its operations through the private placement of its common stock. During the nine months ended September 30, 2005, the Company sold an aggregate of 68,750 shares of common stock to accredited and institutional investors. During the three months ended September 30, 2004, the Company sold an aggregate of 0 shares of common stock to accredited and institutional investors and issued an aggregate of 46,509 shares of common stock in consideration for services rendered.

The Company anticipates that its cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, production, and advertising in anticipation of the rollout of its omni-directional forklift. The Company expects that it will be required to raise funds through the private or public offering of its securities.

The Company's initial production run of ten SIDEWINDER Omni-Directional Lift Trucks was completed in the first quarter of 2005. The Company will need additional funds to support production requirements beyond the initial production run of its forklift which are estimated to be $10,000,000. Of the total amount, approximately 25% is projected for parts and component inventory and manufacturing costs, with the balance projected as general operating expenditures, which includes overhead and salaries and the additional funds to complete the proposed acquisition of the 75.1% interest in Filco GmbH ("Filco"), primarily for Filco's working capital needs. As of September 30, 2005, the Company had loaned to Filco a total of $6,255,462. The Company intends to complete the acquisition of Filco once operating capital for Filco is secured to finance their operations. The Company leased facilities starting in the second quarter of 2005 as corporate headquarters. This building will also facilitate the assembly of the SIDEWINDER and other omni-directional products, partial assembly of Filco lift trucks, if the proposed acquisition is completed, warranty work, and product distribution.

As of September 30, 2005, our working capital was $410,398. Fixed assets, net of accumulated depreciation, and total assets, as of September 30, 2005 and 2004, were $204,274 and $10,402,726, respectively. Current liabilities as of September 30, 2005 were $2,968,259.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2005 we issued options to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $.85 per share to certain of our employees and consultants as compensation for services performed on our behalf.

On August 25, 2005 we issued an aggregate of 187,939 shares of our common stock in satisfaction of an aggregate of $338,291 of debt owed by Filco GmbH.

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

10.22 Series C Unsecured Convertible Debenture of Airtrax, Inc. (Filed as an exhibit to the Company's Form 8-K filed on October 24, 2005).

10.23 Form of Stock Purchase Warrant of Airtrax, Inc. (Filed as an exhibit to the Company's Form 8-K filed on October 24, 2005).

10.24 Amended and Restated Stock Acquisition Agreement effective as of February 19, 2004 by and between Airtrax, Inc. and Fil Filipov (incorporated by reference to our registration statement on Form SB-2 filed on November 3, 2005).

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2005.

                                  AIRTRAX, INC.



By:/s/ Peter Amico
--------------------------------------------------------
Peter Amico, Chief Executive Officer,
Acting Chief Financial Officer (Principal Executive and
Financial Officer) and Chairman of the Board of Directors