Form 10KSB/A
period 2004-12-31
AIRTRAX INC
filed 2006-01-20
CIK 1081372

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                           Page
                                     PART I

Item 1.   Description of Business.........................................3

Item 2.   Description of Property........................................14

Item 3.   Legal Proceedings..............................................15

Item 4.   Submission of Matter to Vote of
          Security Holders ..............................................15

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters........................................................16

Item 6.   Management's Discussion and Analysis
          or Plan of Operation ..........................................19

Item 7.   Financial Statements ...................................   F-1 to F-26

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................31

Item 8A.  Controls and Procedures .......................................31

Item 8B.  Other Information .............................................31

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act  ............32

Item 10.  Executive Compensation ........................................33

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters ...............................37

Item 12.  Certain Relationships and Related Transactions ................38

Item 13.  Exhibits . ....................................................40

Item 14.  Principal Accountant Fees and Services ........................41

          Signatures and Certifications..................................42

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

TRANSACTION WITH FILCO GMBH

In March 2004, we reached an agreement in principal, subject to certain closing conditions, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation. In April 2003, Filco GmbH acquired substantially all of the assets of Clark Material Handling of Europe GmbH which were located at Clark's facility in Rheinstrasse Mulheim a.d. Ruhr, Germany. These assets consisted of all of the tooling, machinery, equipment, inventory, intellectual property, office furniture and fixtures, and personnel necessary to build the entire Clark line of lift trucks, but excluded the building and land, as well as the rights to the Clark name. Further, Filco GmbH has entered into an 18-month lease agreement with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros, and Filco GmbH has been operating this plant since July 1, 2003. Filco's option to purchase the 200,000 square foot building and land for 4.7 million euros expires on December 31, 2005.

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

The loans are to be repaid on or prior to December 31, 2005. We believe that our secured and unsecured loans to Filco are recoverable if the proposed acquisition is not completed. We expect to begin collecting on our loans, including principal and interest, from Filco when the company becomes fully operational and profitable, which we anticipate will occur during 2006. If this is not realized, we intend to obtain security interests in Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings for over 100 models of Clark lift trucks. We intend to have Filco engage an independent appraiser in 2005 to appraise and value Filco's equipment and machinery. Such appraisal may not include the valuation of Filco's intellectual property, which Filco and we believe have significant value.

We loaned Filco approximately $2.7 million through the end of 2004 and loaned an additional $1.5 million during the first quarter of 2005 exclusive of interest at 8% per annum, pursuant to a series of unsecured promissory notes. During 2005, we intend to secure our loans with Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings. We intend to provide another $5 million to Filco, either in the form of guaranteed credit lines or through additional sales our securities. We have contacted several financial institutions attempting to secure credit lines for Filco in the amount of $5 million. Thus far, we have received interest in providing said credit line to Filco under the conditions that any proposed credit line is guaranteed by us and that Filco is operational and able to repay such debt from current earnings. The condition that FiLCO be able to repay from current earnings makes the credit line from these sources unobtainable at this time.


We loaned Filco approximately $2.7 million through the end of 2004 and loaned an additional $1.5 million during the first quarter of 2005. We intend to provide another $5 million to Filco, either in the form of guaranteed credit lines or through additional sales our securities. We have contacted several financial institutions attempting to secure credit lines for Filco in the amount of $5 million. Thus far, we have received interest in providing said credit line to Filco under the conditions that any proposed credit line is guaranteed by us and that Filco is operational and able to repay such debt from current earnings. The condition that FiLCO be able to repay from current earnings makes the credit line from these sources unobtainable at this time.

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

Through the proposed acquisition, we are not trying to acquire the assets of Filco but are attempting to secure a 75.1% ownership interest of an operational business, once that is achieved. We believe that the proposed acquisition, if completed, could put us in a very unique position of being able to manufacture our products in major quantities to satisfy a world market. This acquisition could expand our product capabilities, expand the reach of our products to a worldwide market, and potentially put the Company in position to be a major material handling equipment manufacturer.

The intellectual property of Filco is generally not considered "state of the art." The intellectual property generally consists of drawings for 103 model lift trucks, masts and various other material handling parts and supplies. The LPG or diesel lift trucks are generally very up to date and need little in the way of updates or re-engineering to make them sellable in the current market. However, our management believes that the electric trucks offered by Filco are outdated and need to be re-engineered to be sellable in the modern marketplace. For the most part, the changes would be from DC to AC electric motors and controllers. Engineering from us and/or Filco engineers will most likely be in the range of 1,000 man-hours to complete these updates to AC motors. These vehicles, whether gas, diesel or electric, are not convertible to our products nor would this be considered. They offer us a complete product line in the event a dealer or consumer needs a product other than our omni-directional product.

Our President, Peter Amico, has maintained a working relationship with Mr. Filipov since 2002. The working relationship between Messrs. Filipov and Amico has been centered on Mr. Filipov informing Mr. Amico where to buy parts and access better supply chain vendors in Eastern European Countries. This has lead to us being able to purchase frames in Bulgaria at prices about 70% less than the frames would cost in the US. Messrs. Filipov and Amico have shared information regarding the unions in Germany and how to best run the Filco's business once it is acquired. There has been no personal relationship other than the friendship that the parties have enjoyed in their working relationship.


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



                                                    High           Low
                                                    ----           ----
2004    First Quarter                               1.60           0.65
        Second Quarter                              1.45           0.75
        Third Quarter                               1.15           0.61
        Fourth Quarter                              3.35           0.81

2003
        First Quarter                               1.50           0.80
        Second Quarter                              1.68           0.87
        Third Quarter                               1.20           0.80
        Fourth Quarter                              1.01           0.65



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

On February 11, 2005, we entered into a Subscription Agreement pursuant to which we sold an aggregate of $5,000,000 of principal amount promissory notes convertible into shares of our common stock, no par value, at a conversion price equal to $1.30 per share, and an aggregate of 2,884,615 Class A and Class B share purchase warrants to purchase shares of our common stock to certain purchasers who are a party to the Subscription Agreement. First Montauk Securities Corp. acted as selling agent in connection with the offering. We issued a total of 384,616 warrants on February 11, 2005 to the selling agent as partial consideration for services performed in connection with the offering. The Class A warrants are exercisable at a price equal to $1.85 from the date of issuance until 5 years after the closing date. The Class B warrants are exercisable at a price equal to $2.11, representing 101% of the 3 day average closing bid prices of our common stock on the trading day immediately preceding the closing date, from the date of issuance until 5 years after the closing date. The Class A and Class B warrants both have a cashless feature.

On November 22, 2004, we entered into a Purchase Agreement (the "Purchase Agreement") pursuant to which we sold and issued 1,125,000 shares of common stock, no par value, and common stock purchase warrants to purchase 562,500 shares of our common stock to several accredited investors who are a party to the Purchase Agreement for an aggregate purchase price of $900,000. Thereafter, on November 23, 2004, we entered into Joinders to the Purchase Agreement pursuant to which we sold and issued an additional 515,000 shares of common stock and warrants to purchase an additional 257,500 shares of our common stock to several accredited investors who are a party to the Joinders to the Purchase Agreement for an aggregate purchase price of $412,000. The closing price for our common stock on November 22 and November 23, 2004 was $1.56 and $1.40 per share, respectively. The stock had a per share purchase price equal to $.80. First Montauk Securities Corp. acted as placement agent in connection with the offering. We issued 125,000 warrants on November 22, 2004 and 51,500 warrants on November 23, 2004 to the placement agent and to certain partners of the placement agent as partial consideration for services performed in connection with the issuance of common stock and warrants to the purchasers pursuant to the Purchase Agreement to purchase 62,500 and 25,750 shares of our Common Stock, respectively. The warrants are exercisable from November 22, 2004 until November 22, 2009 and from November 23, 2004 until November 23, 2009, each at an exercise price of $1.25 per share.

In October 2004, we issued an aggregate of 114,324 shares of common stock to 6 of our directors as compensation for services performed on our behalf in each of their capacities as directors of our company. The closing price for our common stock on October 15, 2004 was $1.04 per share, resulting in an aggregate value of $118,897 for this compensation.

In October  2004,  we issued an aggregate of 86,050  shares of common stock to a certain investor relations consulting firm as compensation for services performed on our behalf. The closing price for our common stock on October 15, 2004 was $1.04 per share, resulting in an aggregate value of $89,492 for this compensation.

In October 2004, we issued an aggregate of 24,000 shares of common stock to a certain public relations consulting firm as compensation for services performed on our behalf. The closing price for our common stock on October 15, 2004 was $1.04 per share, resulting in an aggregate value of $24,960 for this compensation.

Between September 8, 2004 and December 20, 2004, we received subscriptions for an aggregate of 1,812,403 shares of our common stock and an aggregate of 906,200 shares of common stock issuable upon exercise of common stock purchase warrants to 33 accredited investors pursuant to a private placement offering. The stock was sold at $.80 per share. The closing price of our common stock between September 8, 2004 and December 20, 2004 ranged from a low of $.80 to a high of $1.58 per share. The warrants are exercisable at a price equal to $1.25 for a period of 5 years from the date of issuance.

In June and October 2004, we issued an aggregate of 47,850 shares of common stock to a certain vendor as compensation for dealer account solicitation services performed on our behalf. The closing price of our common stock on June 15, 2004 and October 15, 2004 was $1.05 and $1.04 per share, respectively, resulting in an aggregate value of $50,003.25 for this compensation.

In May 2004, we and several accredited investors entered into a Subscription Agreement whereby the investors agreed to purchase an aggregate of 3,600,125 shares of common stock at a price of $0.80 per share for an aggregate purchase price of $2,855,100. In addition, the investors received warrants, exercisable at $1.25 per share, to purchase 50% of the shares issued. The closing price of our common stock on May 13, 2004, the closing date for this private placement, was $.99 per share.

On April 15, 2004, we issued an aggregate of 10,767 shares of common stock to Basile & Testa, PA, as compensation for legal services performed on our behalf. One of our former directors, Mr. Frank Basile, was a partner at this firm. This represented payment of $7,866.54 at $.73 per share for services performed from February 28, 2002 through April 14, 2004. The share price on April 15, 2004 was $.99 per share.

On March 31, 2004, we issued an aggregate of 14,529 shares of common stock to a certain engineering firm as compensation for electrical engineering services performed on our behalf. The closing price of our common stock on March 28, 2004 was $1.04 per share, resulting in an aggregate value of $15,010.16 for this compensation.

In October 2003, we issued an aggregate of 345,000 shares of common stock to a certain consulting firm as compensation for services performed on our behalf. The closing price of our common stock on October 15, 2003 was $.99, resulting in an aggregate value of $341,550 for this compensation.

In August 2003 and February 2004, we issued an aggregate of 12,500 shares of common stock to an employee as compensation for services performed on our behalf. The closing price of our common stock was $1.05 and $.67, resulting in an aggregate value of $10,750 for this compensation.

From July to September 2003, we issued an aggregate of 91,020 shares of common stock to a certain investor relations consulting firm as compensation for services performed on our behalf. The average closing price of our common stock between July and September of 2003 was $.99, resulting in an aggregate value of $90,109.80 for this compensation.

In June and September 2004, we issued an aggregate of 6,174 shares of common stock to certain consultants for computer programming services performed on our behalf. The closing price of our common stock on September 15, 2004 was $.82, resulting in an aggregate value of $5,062.68 for this compensation.

On June 10, 2003,  we issued an aggregate of 30,000  shares of common stock to a certain investor relations consulting firm as compensation for services performed on our behalf. The closing price of our common stock on June 10, 2003 was $1.45, resulting in an aggregate value of $43,500 for this compensation.

On May 8, 2003, we issued an aggregate of 350,000 shares of common stock to third parties pursuant to certain sales agreements. The closing price of our common stock on May 8, 2003 was $1.50, resulting in an aggregate value of $525,000 for this compensation.

In April and November of 2003, we issued an aggregate of 57,139 shares of common stock to a certain financial consultant as compensation for services performed on our behalf. The closing price of our common stock was $1.05 and $.85, resulting in an aggregate value of $54,282.05 for this compensation.

In April and June of 2003, we issued an aggregate of 60,000 shares of common stock to 6 of our directors as compensation for services performed on our behalf in each of their capacities as directors of our company. The closing price of our common stock was $1.01 and $1.45, resulting in an aggregate value of $73,800 for this compensation.

On January 20, 2003, we issued options to purchase an aggregate of 180,000 shares of common stock to our President, Peter Amico, as compensation for services performed on our behalf under Mr. Amico's Original Employment
Agreement. Of the options, 1/5 of the options were exercisable for a total consideration of a $1.00, 1/2 of the options were exercisable at 30% of the lowest price paid for the stock in the 30 day period preceding exercise for each year of the contract, and the remaining options were exercisable at 15% of the lowest price paid for the stock in the 30 day period preceding exercise. The closing price of our common stock on July 1, 2002 was $2.20 share.

From October 2002 through April 2005, we issued an aggregate of 137,500 shares of common stock to three of our employees as compensation for services performed on our behalf, and as employee incentive bonuses.

In August 2002, we issued an aggregate of 25,000 shares of common stock to one of our directors, and options to purchase 5,000 shares of common stock to our Secretary, each as compensation for services performed on our behalf in their respective capacities. The closing price of our common stock on August 15, 2002 was $1.86 share.

On July 23, 2002, we issued an aggregate of 160,000 shares of common stock to a certain investor relations consulting firm as compensation for services performed on our behalf. The closing price of our common stock on July 23, 2002 was $1.50, resulting in an aggregate value of $240,000 for this compensation.

In April 2002, we issued an aggregate of 1,930 shares of common stock to a certain engineering firm as compensation for electrical engineering services performed on our behalf. The closing price of our common stock on April 15, 2002 was $1.01, resulting in an aggregate value of $1,949.30 for this compensation.

From January 2002 through April 2005, we issued an aggregate of 60,200 shares of our common stock to Harry Schmidt Associates, PA as rental payments under certain leases which we entered into with said firm. These stock payments represented lease payments of $3,000.00 per month from January 2002 through April 2005, or 40 months, totaling $120,000.00.

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


In March 2004, we reached an agreement in principal, subject to certain closing conditions, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation. In April 2003, Filco GmbH acquired substantially all of the assets of Clark Material Handling of Europe GmbH which were located at Clark's facility in Rheinstrasse Mulheim a.d. Ruhr, Germany. These assets consisted of all of the tooling, machinery, equipment, inventory, intellectual property, office furniture and fixtures, and personnel necessary to build the entire Clark line of lift trucks, but excluded the building and land, as well as the rights to the Clark name. Further, Filco GmbH has entered into an 18-month lease agreement with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros, and Filco GmbH has been operating this plant since July 1, 2003. Filco's option to purchase the 200,000 square foot building and land for 4.7 million euros expires on December 31, 2005


In October 2004, Mr. Filipov and we agreed to modify our agreement in principal so as to increase the number of shares of the capital stock of Filco GmbH which we will acquire, if we finalize the acquisition, from 51% to 75.1%. The purpose of this change is to give us control of Filco GmbH in accordance with USGAAP and German law considerations regarding consolidation and capitalization. Further, this change was offered and accepted in consideration of our agreeing to advance Filco additional funds, in the form of a loan, to fund the start up of the Filco operation prior to the consummation of the transaction. All other conditions and terms of the agreement between the parties shall remain the same.


We have not yet finalized nor executed the acquisition agreement but have loaned Filco GmbH an aggregate principal amount of $2,700,000, exclusive of interest at 8% per annum, pursuant to a series of unsecured promissory notes. During 2005, we intend to secure our loans with Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings. We have used proceeds from the private placement offerings that we completed during 2004 and 2005 to fund such loans. Filco GmbH has informed us its estimated working capital needs during the next year will be approximately $5,000,000, with $1,500,000 needed during January 2005, in order for it to achieve profitable operations. Should we complete the acquisition of Filco GmbH, we will need to raise additional capital through equity or proper lines of credit in order to fund the working capital needs of Filco GmbH.

We have not yet completed the acquisition because we have not raised sufficient funding to provide adequate operating capital for Filco, as set forth in the closing conditions in the Acquisition Agreement. We want to ensure that Filco has the necessary capital to achieve profitable and full operations before the acquisition is completed. Our ability to obtain funding has been limited. Due to Filco's monthly cash burn rate, adequate funding from us is necessary to complete the acquisition. We anticipate completing the acquisition upon the effectiveness of this registration statement and upon obtaining adequate funding following such effectiveness.

We have continued to fund Filco during the time when its plant was closed for much of 2004 in order to assist the company in reopening its plant and achieving the recommencement of operations. Loans provided by us have been used by Filco to pay some debt, to pay employee payroll at a 20% short work rate (employees have been working 20% of the time and unemployment has compensated the balance of their payroll), to pay current heating, lighting and power, telephones, leases and to order parts to get into production.


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


The loans are to be repaid on or prior to December 31, 2005. We believe that our secured and unsecured loans to Filco are recoverable if the proposed acquisition is not completed. We expect to begin collecting on our loans, including principal and interest, from Filco when the company becomes fully operational and profitable, which we anticipate will occur during 2006. If this is not realized, we intend to obtain security interests in Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings for over 100 models of Clark lift trucks. We intend to have Filco engage an independent appraiser in 2005 to appraise and value Filco's equipment and machinery. Such appraisal may not include the valuation of Filco's intellectual property, which Filco and we believe have significant value.

We loaned Filco approximately $2.7 million through the end of 2004 and loaned an additional $1.5 million during the first quarter of 2005 exclusive of interest at 8% per annum, pursuant to a series of unsecured promissory notes. During 2005, we intend to secure our loans with Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings. We intend to provide another $5 million to Filco, either in the form of guaranteed credit lines or through additional sales our securities. We have contacted several financial institutions attempting to secure credit lines for Filco in the amount of $5 million. Thus far, we have received interest in providing said credit line to Filco under the conditions that any proposed credit line is guaranteed by us and that Filco is operational and able to repay such debt from current earnings. The condition that FiLCO be able to repay from current earnings makes the credit line from these sources unobtainable at this time.


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

Filco reached accord with the union on March 30, 2005. Employees will be required to work a 40-hour week instead of 35 prior to additional hires. Wages have been decreased 20%. The resolution of the problems Filco was experiencing with its union is critical to the future success of the company. In addition, the loans that we granted to Filco as of the date hereof have created considerable improvements in Filco's financial condition and results of operations by allowing the Company to pay debt and order parts for production. This influx of cash transferred some debt to a single creditor who is in the process of acquiring Filco. The improvements to the Filco balance sheet and cash flow have considerably declined in value in the past several months as Filco continues to burn funds awaiting additional operating capital from us and parts.

As a result of the above, Filco recommenced production of standard forklifts during the second quarter of 2005. In April 2005, Filco shipped new trucks and at least 14 re-conditioned vehicles. In addition, Filco began the assembly of a Russian tractor for distribution in Europe. This agreement calls for the production of 700 units to be assembled each year at a price of 2,800 Euros each. The Russian company will supply all parts. Filco has not yet achieved full production of forklifts under the contract with the Russian company until we can obtain sufficient funding to provide capital to Filco in the form of loans which will allow the company to undertake this production and ensure continued operations at Filco in general. It is anticipated that Filco will be in full forklift production late in the third quarter of 2005. The final production schedule is contingent upon supply of parts from various venders and sufficient operating capital.

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

We anticipate that our cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising in anticipation of the rollout of its omni-directional forklift. On January 13, 2004, we entered into a placement agency agreement with a NASD registered broker-dealer for the private placement offering of our securities. Our securities consisted of units comprised of one share of common stock and a stock warrant to purchase 50% of an additional share of common stock at a unit-offering price of $0.80. The warrant is exercisable at $1.25 per share during a five-year term. The offering is being made on a best efforts basis, for a total minimum amount of $1,000,000 and a total maximum amount of $4,000,000, terminating May 7, 2004. During the first and second quarters of 2004, we received $2,880,108 net of offering costs and expenses from the offering. The offering was made pursuant to exemptions under the Securities Act of 1933, as amended. We completed our initial production run of the SIDEWINDER Lift Truck in the fourth quarter of 2004. We received sufficient funds from the offering to complete the initial production run and to complete ANSI and UL testing, as well as some special tooling costs.


We will require additional funds to continue our operations beyond the initial production run. These funds are in addition to the funds required by Filco GmbH as discussed above. We anticipate that operating capital in the amount of $5 million will be required during calendar year 2005 to sufficiently fund Filco operations. Of the total amount, approximately 70% is projected for parts and component inventory and manufacturing costs, with the balance projected as general operating expenditures, which includes overhead and salaries. We expect to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as we transition from the initial production run to full-scale production. We partially funded these additional cash requirements through the issuance of equity and/or debt securities which may be similar to the offering described above. We cannot predict whether we will be successful in obtaining sufficient capital to fund continuing operations. If we are unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on us and our business prospects.


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

THERE CAN BE NO ASSURANCE THAT WE WILL COMPLETE OUR PROPOSED ACQUISITION OF FILCO GMBH OR RAISE SUFFICIENT FUNDS NECESSARY TO FUND THE WORKING CAPITAL NEEDS OF FILCO. IF WE DO NOT COMPLETE THE PROPOSED ACQUISITION, WE WOULD HAVE TO ATTEMPT TO RECOVER OUR LOANS IN THE AGGREGATE AMOUNT OF $2,670,000 MADE TO FILCO AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO DO SO.

In March of 2004, a tentative agreement was negotiated with the principals of Filco in connection with the proposed acquisition. Our management determined to provide Filco limited funding in the form of loans, until financing could be obtained which would help guarantee that the operating capital needed for Filco operations could, in fact, be obtained. The tentative agreement reached with Filco provided that we would take a 51% controlling ownership interest in Filco. The tentative agreement required that we provide $1.3 million to be allocated in the form of equity in Filco and Filipov would also capitalize 1.3 million Euros that he had loaned Filco. The tentative agreement required that we secure a guaranteed credit line for Filco of not less than $5 million to be used as operating capital. Further, once we complete the acquisition, we are responsible to provide adequate operating capital to insure a successful business. A later addendum to the tentative agreement stated that we would acquire 75.1% controlling ownership interest in Filco.

There can be no assurance that we will be able to secure financing on terms which are favorable to us, or at all, which would be sufficient to fund the working capital needs of Filco GmbH. Accordingly, there can be no assurance that we will complete the proposed acquisition. If we do not complete the proposed acquisition, we would have to attempt to recover our loans in the aggregate amount of $2,670,000, exclusive of principal and interest at 8% per annum in accord with the loan agreements made to Filco and there can be no assurance that we will be able to do so. If we are unable to recover our loans, we may have to curtail our operations or seek additional financing.


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

Robert G. Jeffrey
Certified Public Accountant


Wayne, New Jersey
October 3, 2005, except for Notes 4, 6, and 13, which is December 30, 2005.

                                       F-1
                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
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




                                                                                May 19, 1997
                                                                             (Date of Inception)
                                          YEAR 2004       YEAR 2003         to December 31, 2004
                                          ---------       ---------         --------------------
CONSULTING REVENUE                      $         --     $     21,879        $  1,023,123

COST OF PROVIDING CONSULTING REVENUE              --           91,283             470,371
                                        -------------    ------------       --------------

                  Gross Profit (Loss)             --          (69,404)            552,752

OPERATING AND ADMINISTRATIVE EXPENSES      2,529,775        2,108,370          (8,948,221)
                                        -------------    ------------       --------------

OPERATING LOSS                            (2,529,775)      (2,177,774)         (8,395,469)

OTHER INCOME AND (EXPENSE)
         Interest expense                    (30,894)         (43,938)           (175,064)
         Interest income                      86,667            7,914              86,667
         Other income                          2,979               --              78,294
                                        -------------    ------------       --------------

NET LOSS BEFORE INCOME TAXES              (2,471,023)      (2,213,798)         (8,405,572)
                                        -------------    ------------       --------------

INCOME TAX BENEFIT (STATE):
         Current                             198,823          210,553             198,823
         Prior years                              --               --             518,319
                                        -------------    ------------       --------------
                  Total Benefit              198,823          210,553             717,142
                                        -------------    ------------       --------------

NET LOSS BEFORE DIVIDENDS                 (2,272,200)      (2,003,245)         (7,688,430)

DEEMED DIVIDENDS ON PREFERRED STOCK               --          188,412             188,412
                                        -------------    -------------       --------------

NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                          (2,272,200)      (2,191,657)         (7,876,842)

PREFERRED STOCK DIVIDENDS DURING
    DEVELOPMENT STAGE                       (131,771)         (80,749)           (443,140)
                                        -------------    -------------       --------------

DEFICIT ACCUMULATED                     $ (2,403,971)    $ (2,272,406)      $  (8,319,982)
                                        =============    =============      ==============

EARNINGS PER SHARE:
NET LOSS ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                        $ (2,272,200)    $ (2,191,657)
ADJUSTMENT FOR PREFERRED SHARE DIVIDENDS
    ACCUMULATED BUT UNPAID                    68,750           68,750
                                        -------------    -------------
LESS ALLOCABLE TO COMMON SHAREHOLDERS   $ (2,340,950)    $ (2,260,407)
                                        =============    =============

NET LOSS PER SHARE - Basic and Diluted  $       (.19)    $       (.29)
                                        =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING       12,075,448        7,818,400
                                        =============    =============


The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the Year Ended December 31, 2004



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


CASH FLOWS USED IN INVESTING ACTIVITIES

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


Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values at December 31, 2004. This applies also to the advances to FILCO GmBH, since they are fully secured.


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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method. The Company will adopt SFAS 123R (fair value method) in 2006. This change is not expected to impact overall financial position. The impact of adoption of SFAS 123R on results of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

4. ADVANCES TO FILCO GMBH

The Company has a tentative agreement to purchase the capital stock of FiLCO Gmbh(FILCO), which is described in Note 13. In connection therewith the Company has made advances to FILCO which totaled $2,670,000 at December 31, 2004. These advances are due December 31, 2005 and bear interest at 8%. Additional advances were made to FILCO in 2005. All of the advances are collateralized by all the machinery and equipment owned by FiLCO. The due date of all FILCO advances was subsequently extended to December 31, 2006.

5. STOCK OPTIONS

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



6. PRIVATE PLACEMENT OFFERINGS

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


Included in the funds raised during 2004 through stock sales was $1,312,000 raised through the sale of 1,640,000 shares under a Purchase Agreement dated
November 22, 2004. That agreement required, among other things, that a registration statements be filed with the SEC and that the registration statement be declared effective by the SEC within a prescribed time. The Company did not fulfill these obligations. As a result, it is subject to penalties equal to 2% of the amount invested for each 30 day period following the default date. On May 31, 2005, the Company entered into a letter agreement with a representative of this shareholder group under which $120,429 was paid to settle the penalties which had accrued. These penalties will be charged to expense during 2005. Under the May 31, 2005 agreement, no further penalties will accrue until after June 30, 2005. The obligation concerning effectiveness of the registration statement has not been satisfied and penalties have accrued since June 30, 2005 at the rate of $26,240 per month. The penalties paid thusfar, and penalties that accrue subsequent to June 30, 2005, will be charged to expense during 2005.

There have been three private placement offerings during 2005. Under the provisions of the first of these offerings, penalties will not accrue as the registration requirements of that offering have been satisfied. Under the second such offering, there is no provision for penalties. Under the third such offering, penalties will accrue beginning 150 days after October 18, 2005. Such penalties would accrue at the rate of 2% of the amount raised in that offering, which was $1,000,000.

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
                                                  =========



A total of 6,157,763 shares were reserved for options and warrants at December 31, 2004.

The 4,767,373 warrants issued during 2004, described below, relate primarily to private placements of securities.


                                            Shares Issued           Warrants

Issuances Under Private Placements:

First quarter 2004                            1,640,000            1,084,000
Third quarter 2004                              260,000              206,250
Fourth quarter 2004                           3,600,125            2,260,063
Fourth quarter 2004 (related stock
    issued in 2005)                                                  832,060

Total private placements                      5,500,125            4,382,373
                                              =========            =========

Warrants issued for investment
    relations services, partially
    voided in 2005                                                   350,000

Warrants issued for dealer sales
    liaison                                      35,000
                                              ---------
    Total warrants issued during 2004         4,767,373
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

8. EQUITY TRANSACTIONS

A schedule detailing equity transactions of the Company in non-cash transactions during the years 2004 and 2003 is presented below.

                          YEAR ENDED DECEMBER 31, 2003



                                 Number       Grant        Grant Date
                                of shares     Date       Price      Value
                                ---------     -----    ----------    ---------
CONSULTANTS:
Financial consulting services     35,999      3/14        1.02   $   36,719

Marketing services               200,000      1/28        1.20      240,000

Financial consulting services    200,000       4/1        0.95      190,000
                                                                     40,480(1)

Legal award                       50,000       4/1        0.95       47,500

Marketing services                70,000       4/2        1.00       70,000
                                                                     33,754(1)

Stock in lieu of legal services   15,700       1/7        0.53        8,370

Marketing services for
government contract              350,000       5/8        1.50      525,000
                                                                   (184,020)(2)

Marketing services                30,000      7/23        1.05       31,500

Contractor services                2,500      8/25        1.00        2,500

Investor relations                30,000       8/4        1.00       30,000
                                                                     72,658(1)

Financial consulting services     21,165     12/30        0.68        9,124

Consulting services               17,139     12/30        .068       11,655

Marketing services               165,000     10/20        0.90      148,500
                                                                   (130,600)(2)



Marketing services                15,000     12/30        0.68       13,500
------------------             ----------                         ----------

Total value of shares issued   1,202,503                          1,196,640
to consultants



OTHER:



Employee options exercised       187,500                                   - (3)
Value of employee options issued                                      27,999
Grants of shares to employees     30,000     12/30        0.68        20,400
Grants of shares to directors     50,000       4/1        0.95        47,500
Discount purchase by director     10,000      5/28         .71(4)      7,100
Shares in lieu of rent            29,000       1/7        1.15        33,350

Total equity instruments
  issued for services          1,509,003                          $1,332,989
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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

                           YEAR ENDED DECEMBER 31,2004



                             Number        Grant          Grant Date
                             of shares      Date       Price       Value
                            ----------     -----     ----------     ---------
CONSULTANTS:
Consulting services            10,000        1/2     $    1.29      $12,900

Marketing services             15,000       6/14          1.12       16,800
                                                                    122,680(2)

Investor relations             26,020       6/14          1.12       29,142
Consulting services            24,075       6/14          1.12       26,964
Investor relations              5,000       6/14          1.12        5,600

Consulting services            40,000        9/8          0.89       34,000
                                                                     (5,113)(1)

Investor relations             50,000        8/9          0.86       43,000

Marketing services            165,000       3/15          1.05      173,250
                                                                    145,110(2)

Investor relations             15,000        2/2          0.68       10,200

Industrial Relations and
marketing services             16,500      10/14          1.05       17,325

Industrial Relations and
marketing services             69,550      10/20          1.01       70,245

Consulting services            23,775       10/1          0.82       19,258

Marketing services             24,000      10/30           0.9       21,600
                             ---------                            ---------


Total of shares issued to
consultants                   483,920                               742,961



OTHER:


Stock issued to settle
accounts payable               37,421                                     -
Employee options exercised    104,324                                10,182(3)
Stock issued in lieu of rent   12,000     various          .75        9,000
Director awards                50,000      10/20          1.01       50,500
Total equity instruments     ---------                             --------
issued for services           687,665                             $ 812,643
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


                                            Common              Preferred
                                            Shares                Stock
                                   ---------------------- -----------------------     Deficit       Deficit     Treasury
                                      Number     Amount     Number     Amount    Pre-Development Development   Stock        Total
                                   ----------  ---------- ---------- ----------  --------------- ------------ ---------- ----------
Shares to incorporators      1997    177,547  $    1,630                                                                 $   1,630

Subsequent sale to
 incorporators               1997                           275,000      2,750                                               2,750

Redemption of initial
 preferred stock             1997     88,340               (275,000)                                           (20,000)    (20,000)

Stock issued in conjunction
 with merger                 1997  3,127,500     214,768                            (206,952)                                7,816
                             2004     57,434
                                  ----------- -----------
                                   3,184,934     214,768
                                  ----------- -----------
Exchange of common stock
for preferred stock          1997 (1,500,000)    (30,200)   275,000     10,200                                  20,000

Stock sold in private
 placements                  1997     83,213     148,984                                                                   148,984
                             1998    471,962     493,119                                                                   493,119
                             2004    614,552     872,268                                                                   872,268
                             2000    330,719     430,858                                                                   430,858
                             2001    235,999     348,600                                                                   348,600
                             2002    392,834     396,630                                                                   396,630
                             2003    715,000     659,000                                                                   659,000
                             2004  5,630,125   3,857,802                                                                 3,857,802
                                   ----------  ----------                                                                ----------
                                   8,474,404   7,207,261                                                                 7,207,261
                                   ----------  ----------                                                                ----------

Stock issued for services    1997     30,000
                             1998     79,708
                             1999     18,629      17,238                                                                    17,238
                             2000     65,331      62,767                                                                    62,767
                             2001     97,183      95,746                                                                    95,746
                             2002    423,659     413,899                                                                   413,899
                             2003  1,509,003   1,618,411(A)                                                              1,618,411
                             2004    687,665     661,306(A)                                                                661,306
                                   ----------  ----------                                                                ----------
                                   2,911,178   2,869,367                                                                 2,869,367
                                   ----------  ----------                                                                ----------


(A) See Note 13 for reconciliation with Statements of Cash Flows.

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

                                      F-18

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

9. LOSS PER SHARE

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

10. Operating and Administrative Expenses

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



11. INCOME TAXES

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

12. RENTALS UNDER OPERATING LEASES

At present, the Company is not obligated under any operating lease. The Company rents warehouse space on a month to month basis.

Rent expense amounted to $49,500 in 2004 and $36,000 in 2003.

13. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

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

c. Liabilities were cancelled in consideration for option exercises of $25,202 in 2003.

d. Liabilities were cancelled in 2004 in return for capital stock in the amount of $125,778.

There traditionally is a difference between the amounts of "Equity Instruments Issued for Services" as reported on the Statements of Cash Flow and the amounts of "Shares Issued for Services" as reported on the Statement of Changes in Stockholders' Equity. The differences usually result when the expense of shares issued in one year is spread over more than one year. These differences are detailed in the following schedules:

                                                          2004
Equity securities issued for services as reported
    on the Statements of Cash Flows                                $ 812,643

Change in unamortized cost of shares
  issued for services:
                  Balance 12/31/04                  $     5,113
                  Balance 12/31/03                     (267,790)    (262,677)
                                                        -------     ---------

Expense of options issued during 2004, but not
    exercised at year end                                            (15,307)
Stock issued in settlement of liabilities                            125,778
Other                                                                    869
                                                                         ---

Stock issued for services as reported on the
    Statement of Changes in Stockholders' Equity                    $661,306
                                                                     =======

                                                          2003

Equity securities issued for services
  as reported on the
    Statements of Cash Flows                                      $1,332,989

Change in unamortized cost of shares
  issued for service:
                  Balance 12/31/03                    $ 267,790
                  Balance 12/31/02                     (146,892)     120,898
                                                        -------      -------

Expense of options issued during 2003,
    but not exercised at year end                                    (21,376)
Option exercises in 2003, but accounted
    for as expense in prior years                                    154,798
Non-cash consideration for option exercise                            25,202
Cash consideration for option exercise                                 5,900

         Stock issued for services as reported on the
             Statement of Changes in Stockholders'
             Equity                                               $1,618,411
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

15. SUBSEQUENT EVENTS

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

                                   FiLCO GmbH

                          Audited Financial Statements

                      Year ended December 31, 2004 and the
                        period from May 1, 2003 (date of
                         formation) to December 31, 2003

                                    Contents

Report of Independent Auditors.................................................1
Balance Sheets.................................................................2
Statement of Operations........................................................3
Statement of Cash Flows........................................................4
Notes to Financial Statements..................................................5

                         Report of Independent Auditors

To the Shareholder
FiLCO GmbH

We have audited the accompanying balance sheets of FiLCO GmbH (the Company), a German limited liability corporation, as of December 31, 2004 and 2003, and the related statements of operations and cash flows for the year ended December 31, 2004 and the period from May 1, 2003 (date of formation) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FiLCO GmbH as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period May, 1, 2003 (date of formation) through December 31, 2003 in conformity with accounting principles generally accepted in the United States.


/s/ Fiondella, Milone, & LaSaracina LLP.
----------------------------------------


Manchester, Connecticut
August 11, 2005

                                   FiLCO GmbH
                                 Balance Sheets

                                                                       December 31
                                                                2004                2003
                                                        ------------------- -------------------
Assets
Current assets:
   Cash and cash equivalents                                $        31,654     $       247,920
   Restricted cash                                                  598,071             539,316
   Trade accounts receivable, net of allowance of
   $21,776 and $20,041 in 2004 and 2003, respectively               133,954             431,944
   Total inventories, less obsolescence reserve of
   $108,273 and $99,647 in 2004 and 2003, respectively            1,415,987           3,012,788
   Other receivables                                                293,821              97,421
   Other current assets                                             107,879             231,201
                                                        -------------------  -------------------
Total current assets                                              2,581,366           4,560,590

Property, plant and equipment, net                                3,616,788           4,622,054
Intangible assets, net                                               66,520              95,258
                                                        -------------------  -------------------
Total assets                                                      6,264,674           9,277,902
                                                        ===================  ===================

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                                 964,698           1,806,049
   Accrued salaries & benefits                                    1,610,566             287,283
   Accrued indemnities                                              416,824             451,738
   Liability to German receiver                                     501,302              99,019
   Other accrued liabilities                                        373,740             478,519
   Deferred revenue                                                 916,807             879,122
   Shareholder note payable                                       1,832,880           1,629,047
   Related party loans                                            3,294,196             317,796
   Short-term debt                                                  719,934             746,766
                                                        -------------------  -------------------
Total current liabilities                                        10,630,947           6,695,339
Deferred tax liability                                            1,448,601           1,478,589
                                                        -------------------  -------------------
Total liabilities                                                12,079,548           8,173,928

Shareholders' Equity (Deficit):
   Capital shares, no par value, 3 and 2 shares
    authorized and outstanding, at December 31,                      27,938              27,938
    2004 and 2003, respectively
   Additional paid-in capital                                     3,170,607           3,170,607
   Accumulated deficit                                           (7,682,791)         (1,707,620)
   Accumulated other comprehensive income -
     foreign currency translation                                (1,330,628)           (386,951)
                                                        -------------------  -------------------
Total shareholders' equity (deficit)                             (5,814,874)          1,103,974
                                                        -------------------  -------------------
Total liabilities and shareholders' equity (deficit)        $     6,264,674     $     9,277,902
                                                         =================== ===================

See accompanying notes.

                                  FiLCO GmbH
                             Statement of Operations


                                        Year ended        Period from May 1,
                                       December 31         2003 to December
                                           2004                31, 2003
                                    ------------------- -----------------------
Net sales                           $       1,366,143   $       7,726,962
Cost of sales                              (2,427,721)         (5,649,998)
                                    ------------------- -----------------------
Gross (loss) margin                        (1,061,578)          2,076,964

Selling and administrative                 (4,652,310)         (4,372,666)
                                    ------------------- -----------------------
Operating loss                             (5,713,888)         (2,295,702)

Other income                                   60,307             583,749
Currency exchange gains (losses)               14,735             (32,467)
Other expenses                                (98,597)            (48,516)
Interest expense                             (381,753)            (97,493)
                                    ------------------- -----------------------

Loss before income taxes                   (6,119,196)         (1,890,429)
Income tax benefit                            144,025             182,809
                                    ------------------- -----------------------
Net loss                            $      (5,975,171)  $      (1,707,620)
                                    =================== =======================

See accompanying notes.

                                   FiLCO GmbH
                             Statement of Cash Flows


                                                            Year ended          Period from
                                                         December 31, 2004     May 1, 2003 to
                                                                             December 31, 2003
                                                      ------------------ ---------------------
Cash flows from operating activities
Net loss                                                   $     (5,975,171)  $     (1,707,619)
Adjustments to reconcile net income to net
    cash used in operating activities:
   Depreciation and amortization expense                            907,477            527,670
   Bad debt expense                                                    -                18,505
   Deferred taxes                                                  (144,025)          (182,809)
Changes in operating assets and liabilities:
     Accounts receivable                                            335,382           (451,985)
     Inventories                                                  1,857,603         (2,586,846)
     Other receivables                                             (187,967)           (66,028)
     Other current assets                                           143,336           (231,201)
     Accounts payable                                              (997,693)         1,806,049
     Accrued expenses                                             1,078,194          1,217,541
     Liabilities to receiver                                        393,711             99,019
     Deferred revenue                                               (38,416)           879,122
                                                           ----------------- ------------------
Net cash used in operating activities                            (2,627,569)          (678,582)

Cash flows from investing activities:
    Business acquisition, net of cash                                  -            (1,040,254)
    Purchases of property and equipment                             (12,088)              -
    Investment in restricted cash                                   (58,755)          (539,316)
                                                           ----------------- ------------------
Net cash used in investing activities                               (70,843)        (1,579,570)

Cash flows from financing activities:
    Net proceeds from shareholder note                                  -            1,569,625
    Net proceeds from related party loans                         3,099,579            415,206
    Net proceeds from short-term debt                                   -            1,455,646
    Payments on short-term debt                                    (163,505)          (689,632)
                                                              -------------- -----------------
Net cash provided by financing activities                         2,936,074          2,750,845
                                                              -------------- ------------------

Effect of exchange rate changes on cash                            (453,928)          (244,773)
Net (decrease) increase in cash                                    (216,266)           247,920
Cash and cash equivalents; beginning of year                        247,920               -
                                                              --------------- -----------------
Cash and cash equivalents; end of year                      $        31,654   $        247,920
                                                           ====================================

See accompanying notes.

                                   FiLCO GmbH
                          Notes to Financial Statements


1. The Company

Effective May 1, 2003, FiLCO GmbH (the Company) was formed as a German limited liability corporation located in Mulheim, Germany. The Company manufactures and sells commercial grade forklifts to retailers, resellers and directly to end users. In addition, the Company refurbishes used forklifts for resale. The Company's customers are located primarily in Europe and the Middle East.

In 2004 and 2003, a significant portion of the revenues were derived from two customers. These two customers represented 70% and 72%, of revenues in the statement of operations in 2004 and 2003, respectively, and 0% and 21%, of accounts receivable balances as of December 31, 2004 and 2003, respectively.

On May 1, 2003, the Company acquired certain assets and assumed certain liabilities of the former company, Clark Material Handling GmbH (Clark), through a German Receiver (the Acquisition) for $558,750 and a note in the amount of $481,504. Effective February 1, 2003, the German Receiver (Seller) was assigned to oversee the affairs of Clark when the company declared insolvency under "German Insolvency" law. The Company has made the Acquisition to penetrate the forklift truck market, which they are currently not involved in. The assets and liabilities of the Acquisition were recorded at estimated fair values as determined by Company's management based on information available and on assumptions made. The Company provided to the Seller on the effective date of the Acquisition an advanced payment in the amount of $100,575 for future operating costs. In addition, the sole shareholder of the Company was required to provide a $1,117,500 personal security payable on first call by the Seller. The Company was also responsible to make an offer of employment to at least 250 employees of Clark by the effective date of August 1, 2003 or pay the Seller a penalty in the amount of $22,350 per person. The purchase price allocation for this Acquisition has not resulted in the recognition of the goodwill based on the assets acquired and liabilities assumed. The statement of operations includes the result of this business from the effective date of acquisition or formation.

2.  Liquidity

At December 31, 2004, the Company had an accumulated deficit of $7,682,791, incurred a net loss of $5,795,171 for the year ended December 31, 2004 and had negative cash flows from operations of $2,627,569 and $678,582 for 2004 and 2003, respectively.

Management believes that cash provided by capital raising activities from current investors will be sufficient to fund the Company's operating and capital needs. Failure to generate sufficient cash flows from raising additional capital could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

                                   FiLCO GmbH
                    Notes to Financial Statements (continued)


3. Accounting Policies

Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Financial statements prepared in conformity therewith require management to make estimates and assumptions that affect the amounts reported in them, including the accompanying notes. While management believes that the estimates and related assumptions used in the preparation of these financial statements are appropriate, actual results could differ.

Certain Risks and Uncertainties

The Company's products and services are concentrated in highly competitive markets characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards. Failure to anticipate or respond adequately to technological advances; changes in customer requirements and changes in regulatory requirements or industry standards could have a material adverse effect on the Company's business and operating results. Additionally, certain other factors could affect the Company's future operating results and cause actual results to differ materially from expectations, including but not limited to, dependence on a third party manufacturer, difficulties in managing growth, difficulties in attracting and retaining qualified personnel, dependence on key personnel, enforcement of intellectual property rights, and the lengthening of sales cycles.

Accounting Principles

The Company's financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.

Cash and Cash Equivalents

All highly liquid investments with a maturity date of three months or less when purchased are considered cash equivalents. The carrying amounts reported in the balance sheet for cash and equivalents approximate those assets at fair value.

Restricted Cash

Restricted cash represents cash that is being utilized so that the Company could enter into a lease agreement, with the Seller, for their manufacturing facility located in Mulheim, Germany. In addition, the Company has arrangements with certain customers which required them, prior to doing business, to set aside cash with bank institutions which will be used as collateral for the specific projects.

                                   FiLCO GmbH
                    Notes to Financial Statements (continued)



3. Accounting Policies (continued)

Foreign Currency Translation

The functional currency for the Company is their local currency the EURO. These financial statements have been translated into the U.S dollar for balance sheet accounts at the current year-end exchange rate; income statement accounts are translated at the average exchange rate for the year or period. Resulting translation adjustments are made directly to a separate component of shareholders' deficit-"Accumulated other comprehensive income (loss) - foreign currency translation".

Revenue Recognition/Accounts Receivable

The Company recognizes revenues from sales when products are shipped to the customer. The carrying amounts reported in the balance sheet for accounts receivable approximate those assets fair value. Accounts receivable are reserved for at the time that management determines them to be uncollectible.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over a period of five to seven years based on the asset.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144), requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment losses have been recognized in 2004 or 2003.

                                   FiLCO GmbH
                    Notes to Financial Statements (continued)



3. Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's balance sheet or tax returns. Under this method, deferred tax assets and liabilities are measured based on the difference between the balance sheet carrying amounts and the respective tax bases of assets and liabilities and net operating loss carryforwards available for tax reporting purposes. A valuation allowance is recorded on deferred tax assets unless realization is determined to be more likely than not.

4. Inventories

Inventories consist of:

                                            December 31
                                       2004            2003
                                  --------------- ----------------
Raw materials                     $  1,086,133    $  2,062,229
Work-in-process                         95,370         620,343
Finished goods                         234,484         330,216
                                  --------------- ----------------
                                  $  1,415,987    $  3,012,788
                                  =============== ================

5.  Property, Plant and Equipment

Property and equipment consist of the following:

                                                December 31
                                         2004                 2003
                                  -------------------- --------------------

Machinery and equipment           $       4,376,960    $       4,376,960
Tooling                                     618,060              607,176
Office equipment                            148,467              148,467
Computer equipment                           44,173               44,173

Less accumulated depreciation             1,570,872              554,722
                                  -------------------- --------------------
                                  $       3,616,788    $       4,622,054
                                  ==================== ====================

Depreciation expense for the year ended December 31, 2004 and the period May 1, 2003 through December 31, 2003 was $882,600 and $512,211, respectively.

                                   FiLCO GmbH
                    Notes to Financial Statements (continued)



6.  Intangible Assets

Intangible assets consist of the following:

                                                           December 31
                                                     2004              2003
                                               ---------------- ----------------
Forklift Schematics, net of amortization of
   $45,480 for 2004 and $16,742 for 2003       $        66,520  $         95,258
                                               ---------------- ----------------
                                               $        66,520  $         95,258
                                               ================ ================

Amortization expense for the year ended December 31, 2004 and the period May 1, 2003 through December 31, 2003 was $24,877 and $15,459, respectively. Estimated amortization expense for the next five years is as follows: 2005- $24,877, 2006- $24,877, 2007- $24,877 and 2008- $9,418.

7. Leases

The Company occupies a facility in Mulheim, Germany. The lease agreement for this facility commenced on August 1, 2003 and expired January 31, 2005, and provided for monthly rent of $40,932. Rent expense under the above lease was $447,790 and $186,579 for year ended December 31, 2004 and the period May 1, 2003 through December 31, 2003, respectively. The Company was required to make a deposit of $223,895 with a financial institution as collateral, classified as restricted cash, based on the requirements of the Acquisition and Industrial Tenancy Agreement to obtain the lease.

Total future minimum lease payments under the above lease agreements are as follows:

                               2005       $40,932

8.  Debt

Short term debt consists of the following:




                                                                    December 31
                                                               2004                   2003
                                                    ------------------- ----------------------
Demand note payable to sole shareholder with
    interest at 6%                                  $      1,832,880      $        1,629,047
Demand note payable to related party, Fanger,
    with interest at 6%                                      366,355                 317,796
Term note payable to Vectra Ltd. with interest
    at 12%; matured on January 31, 2004                      719,934                 746,766
Demand note payable to related party, Airtrax,
    with interest at 8%                                    2,927,841                    -
                                                   ------------------- ----------------------
                                                   $       5,847,010      $        2,693,609
                                                   ============================================

                                   FiLCO GmbH
                    Notes to Financial Statements (continued)



8. Debt (continued)

The intangible asset of the Company has been pledged as collateral for the demand note payable to Fanger.

The Company has pledged with regard to the term note payable to Vectra Ltd. two capital shares of the Company as collateral. In addition, the Company assigned the proceeds of several identified customer's accounts receivable to Vectra Ltd. to secure the outstanding balance of the term note payable.

All debt related costs are being expensed in the current year in lieu of all debt being classified as current.

The carrying value of the amounts due under the above debt agreements approximates fair values at December 31, 2004 and 2003, respectively.

9. Legal Proceedings

The Company is not aware of any pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on the Company's business, operating results, or financial condition. We may in the future be party to litigation arising in the ordinary course of business, including claims that allegedly infringe upon third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

10. Income Taxes

The provision for income taxes consisted of the following:

                                                     December 31
                                              2004                 2003
                                      --------------------- --------------------
Current income tax expense:
     Foreign                          $                -    $                -
Deferred income tax expense:
     Foreign                                    (144,025)             (182,809)
                                      --------------------- --------------------
Total income tax expense/(benefit)    $         (144,025)   $         (182,809)
                                      ===================== ====================

                                   FiLCO GmbH
                    Notes to Financial Statements (continued)



10. Income Taxes (continued)

Significant components of deferred income taxes follow:

                                                   December 31
                                            2004                 2003
                                    --------------------- --------------------
Gross deferred tax assets:
     Net operating losses           $        2,293,506    $          457,162
     Reserves                                   39,665                38,300
                                    --------------------- --------------------
                                             2,333,171               495,462
Gross deferred tax liability:
     Fixed assets                           (1,488,266)           (1,516,889)
                                    --------------------- --------------------
                                               844,905            (1,021,427)
Less - valuation allowance                   2,293,506               457,162
                                    --------------------- --------------------
Net deferred tax asset/(liability)  $       (1,448,601)   $       (1,478,589)
                                    ===================== ====================

Due to the Company's net operating loss position, the Company has recorded a full valuation allowance against its deferred tax asset because management does not believe it is more likely than not that this asset will be realized.

The deferred tax liability represents the tax effect of the fixed assets adjustment to estimated fair value as a result of the acquisition. This deferred tax liability will reverse as the fixed assets are depreciated and will not impact future tax payments or require any additional cash outflows.

As of December 31, 2004 and 2003, the effective tax rate differs from the statutory rate primarily due to the increase in the valuation allowance.

As of December 31, 2004 and 2003, the Company had approximately $7,519,691 and $1,428,631, respectively, of foreign net operating loss carry forwards that carry forward indefinitely.

11.  Shareholder's Equity

The authorized capital stock of the Company consists of two capital shares authorized and issued upon the Acquisition of the Company. Both shares of capital shares issued are owned by the sole shareholder of the Company.

Effective February 16, 2004, the Company split the shares into three shares authorized and outstanding to the sole shareholder.

                                   FiLCO GmbH
                    Notes to Financial Statements (continued)



12.  Related Party

The Company had an outstanding demand note payable to the sole shareholder. The amount outstanding was $1,832,880 and $1,629,047 as of December 31, 2004 and 2003, respectively.

The Company had an outstanding demand note payable to a consultant and the former general manager of the Company. The amount outstanding was $366,355 and $317,796 as of December 31, 2004 and 2003, respectively.

The Company had an outstanding demand note payable to Airtrax, Inc. by which the owner of FiLCO GmbH is a member of the board. The amount outstanding was $2,927,841 as of December 31, 2004.

The Company maintains a consulting agreement with the former general manager of the Company for the annual amount of $114,610 to be paid in 12 equal monthly installments. The effective date of this contract is June 1, 2003. The contract is indefinite and can be terminated by either party by giving one month notice.

13. Subsequent Event

Effective October 7, 2004, Airtrax, Inc. (a New Jersey company) signed a letter of intent to purchase 75.1% of the stock of the Company. During the pendency of the agreement, Airtrax, Inc. has agreed to make advances to the Company to fund operations. Through August 11, 2005, the Company received loans totaling $5,827,171. Based on the pending agreement, a portion of the loans may be converted to capital. The sole shareholder of the Company will continue to own the remaining 24.9% of the Company's stock. The shareholder has agreed that if Airtrax, Inc. converts a portion of the loans to capital, the shareholder will also convert the shareholder loan to capital, and the consultant and former general manager, and Vectra Ltd. will exchange their notes for Airtrax stock.

Effective March 15, 2005, the Company has consummated a signed purchase order with Mitsubishi to produce forklift engines in the amount of $1,227,960. The delivery date for the engines are due in November 2005.

The Company is currently renegotiating a new lease agreement for their manufacturing facility. They are currently paying rent on a month-to-month basis until the agreement is signed. During February 2005, the Seller called the restricted cash of $245,592 for past rent due.

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

During the pendancy of this tentative agreement, the Company agreed to make advances to FiLCO. Through December 31, 2004, advances totaling $2,670,000 had been made; this total was increased to $6,255,462 at September 30, 2005. The seller, who will continue to own the remaining 24.9% of the FiLCO capital stock, had advanced to FiLCO 1,225,000 Euros. The seller has agreed that, if the Company converts $1,300,000 of its advances to the capital of FiLCO, he also will convert to FiLCO capital his loan in the amount of 1,225,000 Euros.

The estimated fair value of the proposed consideration consists of the options and the 12,750 euro payment, which are described above, and the $1,300,000 advance which would be converted to capital. The options were valued using a Black Scholes options pricing model, using the following major assumptions:

                  Volatility                        87.1%
                  Risk-free interest rate           3.95%
                  Expected life-years                .03

The accompanying condensed financial statements illustrate the effect of the acquisition (proforma) on the financial position of the Company and the results of its operations. The condensed balance sheet as of September 30, 2005 is based on the combined historical balance sheets of the Company and FiLCO as of that date and assumes the acquisition took place on that date. The condensed statements of operations for the year ended December 31, 2004 and for the nine month period ended September 30, 2005 are based on the historical statements of operations of the Company and FiLCO for those periods and assume the acquisition took place on January 1, 2004.

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

                                  AIRTRAX, INC.
                  PRO-FORMA CONDENSED STATEMENTS OF OPERATIONS
                        FOR YEAR ENDED DECEMBER 31, 2004
                                   (UNAUDITED)


                                                                                      Pro-Forma
                             Airtrax        Filco     Combined     Adjustments         Amounts
                          ------------   ------------   ------------ ------------    ------------
SALES                    $          -    $ 1,366,143    $ 1,366,143   $        -     $ 1,366,143

COST OF GOODS SOLD                  -      2,427,721      2,427,721            -       2,427,721
                          ------------   ------------   ------------ ------------    ------------


GROSS PROFIT (LOSS)                 -     (1,061,578)    (1,061,578)           -      (1,061,578)

SELLING, OPERATING
AND ADMINISTRATIVE
EXPENSES                    2,529,775      4,652,310      7,182,085      295,000 (1)   7,477,085
                          ------------   ------------   ------------ ------------    ------------

OPERATING LOSS             (2,529,775)    (5,713,888)    (8,243,663)    (295,000)     (8,538,663)

OTHER INCOME AND
    EXPENSE:
      Interest expense        (30,894)      (381,753)      (412,647)      86,667 (2)
                                                                         100,283 (3)    (225,697)

      Interest income          86,667              -         86,667      (86,667)(2)           -
      Other income              2,979         75,042         78,021            -          78,021
      Other expenses                -        (98,597)       (98,597)                     (98,597)
                          ------------   ------------   ------------ ------------    ------------

LOSS BEFORE MINORITY
    INTEREST AND TAXES     (2,471,023)    (6,119,196)    (8,590,219)    (194,717)     (8,784,936)


MINORITY INTEREST                   -              -             -       680,522 (4)     680,522

INCOME TAX BENEFIT            198,823        144,025        342,848            -         342,848
                          ------------   ------------   ------------ ------------    ------------

NET LOSS ATTRIBUTABLE
    TO COMMON
    SHAREHOLDERS           (2,272,200)    (5,975,171)    (8,247,371)     485,805      (7,761,566)

PREFERRED STOCK
    DIVIDENDS DURING
    DEVELOPMENT STAGE        (131,771)                     (131,771)                    (131,771)
                          ------------   ------------   ------------ ------------   -------------

DEFICIT ACCUMULATED       $(2,403,971)   $(5,975,171)  $ (8,379,142)    $485,805     $(7,893,337)
                          ============   ============  ============= ===========    =============

NET LOSS PER SHARE-
    Basic and Diluted     $      (.64)

WEIGHTED AVERAGE
SHARES OUTSTANDING         12,075,448

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

                                  AIRTRAX, INC.
                  PRO-FORMA CONDENSED STATEMENTS OF OPERATIONS
                         NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                                     Pro-Forma
                             Airtrax        Filco       Combined     Adjustment        Amounts

SALES                     $   167,545    $   464,297    $   631,842                  $   631,842

COST OF GOODS SOLD            160,126        455,455        615,581                      615,581
                          ------------   ------------   ------------ ------------    ------------

GROSS PROFIT (LOSS)             7,419          8,842         16,261                       16,261

SELLING, OPERATING
AND ADMINISTRATIVE
EXPENSES                    3,987,695      5,002,196      8,989,891                    8,989,891
                          ------------   ------------   ------------ ------------    ------------
OPERATING LOSS             (3,980,276)    (4,993,354)    (8,973,630)                  (8,973,630)

OTHER INCOME AND
  EXPENSE
  Interest expense        (4,374,595)       (453,182)    (4,827,774)     275,245 (1)  (4,552,529)
  Interest income            291,208                        291,208     (275,245)(1)      15,963
  Other income                   211           5,861          6,072                        6,072
  Other expenses                             (53,133)       (53,133)                     (53,133)
                          ------------   ------------   ------------ ------------    ------------
NET LOSS BEFORE
  INCOME TAXES             (8,063,449)    (5,493,808)   (13,557,257)                 (13,557,257)

INCOME TAX BENEFIT            371,838        205,191        577,029                      577,029
                          ------------   ------------   ------------ ------------    ------------

NET LOSS BEFORE
  DIVIDENDS                (7,691,611)    (5,288,617)   (12,980,228)                 (12,980,228)

DEEMED DIVIDENDS
  ON PREFERRED STOCK          480,978              -        480,978            -         480,978
                          ------------   ------------   ------------ ------------    ------------

NET LOSS ATTRIBUTABLE
  TO COMMON
  SHAREHOLDERS             (8,172,589)    (5,288,617)   (13,461,206)          -      (13,461,206)
                          ------------   ------------   ------------ ------------    ------------

PREFERRED STOCK
  DIVIDENDS DURING
  DEVELOPMENT STAGE           (51,563)             -        (51,563)           -         (51,563)


DEFICIT
ACCUMULATED               $(8,224,152)   $(5,288,617)  $(13,512,769) $         -    $(13,512,769)
                          ============   ============  ============= ===========    =============

NET LOSS PER SHARE-
    Basic and Diluted     $      (.75)
                          ============
WEIGHTED AVERAGE
SHARES OUTSTANDING         18,138,064
                          ============

 (1) To eliminate intercompany interest on the Airtrax loan to FiLCO

                                  AIRTRAX, INC.
                       PRO-FORMA CONDENSED BALANCE SHEETS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                                      Pro-Forma
                            Airtrax          Filco         Combined  Adjustments        Amounts
                          ------------   ------------   ------------ ------------    ------------
ASSETS:
Current Assets            $ 3,378,657    $ 2,096,945    $ 5,475,602 $   (361,912)(4)$  5,113,690

Fixed Assets (net)            204,274      3,158,631      3,362,905                    3,362,905

Intangibles                   147,601         53,731        201,332                      201,332

Advances to FiLCO           6,255,462              -      6,255,462   (1,300,000)(1)           -
                                                         (4,955,462)(3)
Unamortized debt
  fees                        416,732              -        416,732                      416,732
Goodwill                                                  1,300,000 (1)
                                                          2,826,000 (6)
                                                          9,981,329 (7)4,107,329
                          ------------   ------------   ------------ ------------    ------------
TOTAL ASSETS              $10,402,726    $ 5,309,307    $15,712,033  $ 7,489,955     $23,201,988
                          ============   ============   ===========  ============    ============

LIABILITIES AND
    STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable          1,258,715      1,263,155      2,521,870                    2,521,870
  Accrued expenses          1,504,195      2,936,176      4,440,371      295,000 (5)   4,735,371
    Customer advances               -        860,214        860,214            -         860,214
    Short-term debt           100,000        652,967        752,967                      752,967
    Related party loans             -      6,617,374      6,617,374   (1,300,000)(1)
                                                         (4,955,462)(3)
                                                           (361,912)(4)
Deposits for unissued
  stock                        70,875                                     70,875          70,875

Advances from
  shareholders                 34,474      1,875,934      1,910,408   (1,875,934)(2)      34,474
                          ------------   ------------   ------------ ------------    ------------
Total current
  liabilities               2,968,259     14,205,820     17,174,079   (8,198,308)      8,975,771

Long Term Debt                500,000              -        500,000            -         500,000
Deferred Taxes                      -      1,084,816      1,084,816            -       1,084,816
                          ------------   ------------   ------------ ------------    ------------
Total Liabilities           3,468,259     15,290,636     18,758,895   (8,198,308)     10,560,587
V
Stockholders' Equity:
Common stock               20,773,723      3,198,545     23,972,268    1,300,000 (1)  26,775,657
                                                          1,875,934 (2)
                                                          2,826,000 (6)
                                                         (3,198,545)(7)
Additional Paid In
Capital-Warrants            2,366,339              -      2,366,339                    2,366,339

Deficit                   (16,751,086)   (12,941,408)   (29,692,494)    (295,000)(5) (17,046,086)
                                                                      12,941,408 (7)

Preferred stock               545,491              -        545,491            -         545,491
Comprehensive
  income                            -       (238,466)      (238,466)     238,466 (7)           -
                          ------------   ------------   ------------ ------------    ------------
Stockholders'
  Equity (Deficit)          6,934,467     (9,981,329)    (3,046,862)  15,688,263      12,641,401
                          ------------   ------------   ------------ ------------    ------------
TOTAL LIABILITIES
AND STOCKHOLDERS'
EQUITY                   $ 10,402,726    $ 5,309,307    $15,712,033  $ 7,489,955     $23,201,988
                         =============   ============   ============ ============    ============


(1) To capitalize Airtrax advances to FiLCO, as per proposed acquisition agreement, and reflect amount as part of goodwill in accordance with the purchase method of accounting.
(2) To capitalize advance from FiLCO shareholder, as per proposed acquisition agreement.
(3)  To eliminate inter company advances against the related liabilities.
(4)  To  eliminate  inter  company  interest   receivable  against  the  related
     liability.
(5) To reflect options granted in consideration of services on Airtrax Board of Directors, as per proposed acquisition agreement.
(6) To reflect issuance of options as required by tentative acquisition agreement.
(7)  To eliminate FiLCO stockholders' equity.

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

                           Summary Compensation Table:
                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION




                               Other
                         Annual Restricted Options LTIP
   Name & Principal           Salary   Bonus   Compen-     Stock       SARs    Payouts  All Other
       Position       Year       ($)    ($)    sation($)  Awards($)     (#)      ($)   Compensation
------------------- ------ ----------- ------ ----------- ------------ -------- ------ ------------
Peter Amico          2004   185,000(1)    0    187,500(3)      -          -        -          -
President and
Chairman             2003   100,000(1)    0      1,000(2)      -          -        -          -
of the Board
of Directors         2002    87,500(1)    0     89,399(2)      -          -        -          -
------------------- ------ ----------- ------ ----------- ------------ -------- ------ ------------


(1) During 2004, Mr. Amico was entitled to receive a salary of $185,000, of which $116,825.62 was paid and the balance was deferred for future payment. During 2003, Mr. Amico was entitled to receive a salary of $100,000, of which $88,461.68 was paid and the balance was deferred for future payment. In 2002, Mr. Amico was entitled to receive a salary of $87,500, of which $84,135 was paid as salary to Mr. Amico and the balance was deferred for future payment. In 2002 and 2003, Mr. Amico received the use of a company automobile which we valued at $1,000.

(2) Pursuant to his employment agreement for the year 2004 through 2005, Mr. Amico had outstanding options to acquire a total of 500,000 shares at a total price of $0.85 per share. The fair market value of the underlying common stock was $1.14 per share (which was the closing price of our common stock on the date of grant, July 1, 2004). Pursuant to his employment agreement for the year 2003 through 2004, Mr. Amico had outstanding options to acquire a total of 50,000 shares at a total price of $0.01. The fair market value of the underlying common stock was $.85 per share (which was the closing price of our common stock on the date of grant, June 30, 2004). The amount for 2002 represents the number of options (50,000) multiplied by the fair market ($2.20) less his exercise costs of $12,601. The fair market value of the underlying common stock was $2.20 per share which was the closing price of our common stock on July 1, 2002, the date of grant. The amount for 2003 represents the number of options (50,000)
multiplied by the fair market ($.85) less his exercise costs of $0.01. In addition, for 2002 and 2003, the amounts include $1,000 for the value of an automobile usage.

(3) The value for the year 2004 is based upon the intrinsic value of the options granted in 2004 which were calculated in accordance with APB #25.

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

Two of our employees maintain annual stock options for 25,000 shares for each year of employment during the term of their respective employment agreements. The employment agreements may be terminated by either party with 14 days prior notice, and do not contain a fixed term. Accordingly, the amount of stock options issuable to such employees is 77,500 shares as of September 30, 2005.

The stock options for the 25,000 shares of our common stock are exercisable as follows; 2,500 shares are exercisable for a total consideration of $1.00, 10,000 shares are exercisable at 35% of the lowest price paid for the stock in the 30 day period preceding exercise, and 12,500 shares are exercisable at 17.5% of the lowest price paid for the stock in the 30 day period preceding exercise. Accordingly, the amount of stock options issuable to such employees is 112,500 as of December 31, 2004 and 97,500 as of June 30, 2005.The 112,500 options had not been exercised as of December 31, 2004

DIRECTORS' COMPENSATION

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

For fiscal year 2001, Arcon received 246,731 shares of our common stock in lieu of the cash dividend which was deemed to have a fair market value of $188.412. For explanatory purposes, in 2001 the $188,412 fair market value of the stock represents the $68,750 yearly dividend due for 275,000 shares owned in 2001, valued at $5.00 per share, which is used to purchase common stock at a 30% discount. This equates to $188,412 divided by 30% ($56,524) minus the difference of the actual stock price which varied during the purchase period. For fiscal year 2002, Arcon received a cash dividend of $17,187.50, and received 100,000 preferred shares in lieu of 221,892 shares of our common stock in lieu of the cash payment for the balance of the dividend. The 100,000 shares of preferred stock were issued in 2004 in satisfaction of 2002 preferred dividends. The 221,892 shares of common stock payable to Arcon were valued based upon date obligation was settled (deemed to be April 1, 2005). The value of those shares was $532,541, 221,892 multiplied by $2.40 per share and represents the value of the additional shares of preferred stock. This value ($532,541) was compared to dividends being settled in order to determine the deemed dividend ($480,978). For fiscal year 2003, Arcon expects to receive 19,097 shares of common stock in lieu of the cash payment of the dividend. In 2004, Arcon received payments of $17,187.50 for dividends due in 2002, $63,020.86 for dividends due in 2003 and $51,562.52 for dividends due in 2004, of which $17,187.50 remains payable in accrued dividends to Arcon.

From time to time, we issue options to purchase shares of our common stock to our President, Peter Amico, as compensation for services performed on behalf of our company under Mr. Amico's employment agreements. For a further description of such options, and the terms and valuations related thereto, see the section of this annual report entitled "Executive Compensation".

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

10.16 Promissory Note of Filco GmbH dated as of January 15, 2005 issued to Airtrax, Inc. (Filed as an exhibit to our registration statement on Form SB-2 filed on January 11, 2006).

10.17 Promissory Note of Filco GmbH dated as of June 5, 2005 issued to Airtrax, Inc. (Filed as an exhibit to our registration statement on Form SB-2 filed on January 11, 2006).

10.18  Assignment  and  Purchase  Agreement  dated as of August 25,  2005 by and
between  Werner  Faenger  and  Airtrax,   Inc.  (Filed  as  an  exhibit  to  our
registration statement on Form SB-2 filed on January 11, 2006).

10.19 Promissory Note of Filco GmbH with Guarantees dated as of November 25, 2005 issued to Airtrax, Inc. (Filed as an exhibit to our registration statement on Form SB-2 filed on January 11, 2006).

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

                      January 17, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                        TITLE                    DATE
----------------------------  -----------------------------  -------------------

By: /s/ Peter Amico                President, Chief
   ----------------             Executive Officer, Acting    January 20, 2006
        Peter Amico             Chief Financial Officer
                                     and Director


By: /s/ D. Barney Harris
   -----------------------
        D. Barney Harris               Director              January 20, 2006


By: /s/James Hudson
   -----------------------
       James Hudson                    Director              January 20, 2006


By: /s/William Hungerville
   -----------------------
       William Hungerville             Director              January 20, 2006


By: /s/Fil Filipov
  ------------------------
       Fil Filipov                     Director              January 20, 2006