Form 10QSB/A
period 2005-09-30
AIRTRAX INC
filed 2006-01-20
CIK 1081372

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest prafcticable date: As of October 31, 2005, the issuer had 21,928,674 shares of common stock, no par value, issued and outstanding.

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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                 September 30, 2005            December 31, 2004
                                                                                    (Unaudited)                   (Audited)
                                                                                ---------------------        ---------------------

                                     ASSETS
Current Assets
   Cash                                                                         $             40,682         $            641,477
   Accounts receivable                                                                         2,421                            -
   Accrued interest receivable                                                               361,912                       86,667
   Inventory                                                                               2,204,373                      709,281
   Prepaid expenses                                                                                -                        5,113
   Vendor advance                                                                            173,017                       52,017
   Deferred tax asset                                                                        596,252                      224,414
                                                                                ---------------------        ---------------------
            Total current assets                                                           3,378,657                    1,718,969
Fixed Assets
   Office furniture and equipment                                                            162,051                       90,714
   Automotive equipment                                                                       21,221                       21,221
   Shop equipment                                                                             57,400                       24,553
   Casts and tooling                                                                         239,297                      205,485
                                                                                ---------------------        ---------------------
                                                                                             479,969                      341,973
   Less, accumulated depreciation                                                            275,695                      248,386
                                                                                ---------------------        ---------------------
            Net fixed assets                                                                 204,274                       93,587
Other Assets
   Advances to Filco Gmbh                                                                  6,255,462                    2,670,000
   Patents - net                                                                             147,601                      117,402
   Unamortized debt expenses                                                                 416,667                            -
   Utility deposits                                                                               65                           65
                                                                                ---------------------        ---------------------
            Total other assets                                                             6,819,795                    2,787,467
                                                                                ---------------------        ---------------------
            TOTAL ASSETS                                                        $         10,402,726         $          4,600,023
                                                                                =====================        =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                             $          1,258,715         $            394,959
   Accrued liabilities                                                                     1,504,195                      459,565
   Shareholder deposits for stock                                                             70,875                    1,403,174
   Bank loan                                                                                 100,000                            -
   Shareholder notes payable                                                                  34,474                       33,455
                                                                                ---------------------        ---------------------
            Total current liabilities                                                      2,968,259                    2,291,153
Long Term Convertible Debt                                                                   500,000                            -
                                                                                ---------------------        ---------------------
            TOTAL LIABILITIES                                                              3,468,259                    2,291,153
                                                                                ---------------------        ---------------------

Stockholders' Equity
   Common stock - authorized, 100,000,000 shares without par value; issued and outstanding - 21,874,374 and 15,089,342,
     respectively                                                                         20,773,723                   10,822,854
   Paid in capital - warrants                                                              2,366,339
   Preferred stock - authorized, 500,000,000
     shares without par value; 375,000
     issued and outstanding                                                                  545,491                       12,950
   Deficit accumulated during the development
     stage                                                                               (16,544,134)                  (8,319,982)
   Deficit prior to development stage                                                       (206,952)                    (206,952)
                                                                                ---------------------        ---------------------
           Total stockholders' equity                                                      6,934,467                    2,308,870
                                                                                ---------------------        ---------------------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                                       $         10,402,726         $          4,600,023
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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE

                                   (Unaudited)





                                                                                                          May 19, 1997
                                                                                                      (Date of Inception)
                                                 For the Nine Month Periods Ended September 30,           to September
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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE

                                   (Unaudited)


                                                                                                          May 19, 1997
                                                                                                       (Date of Inception)
                                                 For the Three Month Periods Ended September 30,          to September
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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                      ACCUMULATED DURING DEVELOPMENT STAGE

                                   (Unaudited)

                                                                                                          May 19, 1997
                                                     For the Nine Month Periods Ended September 30,  (Date of Inception)
                                                                                                         to September
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

On May 14, 2005, the Company issued a $500,000 8% convertible note. The note is scheduled for maturity in two years. During that period, it can be converted to stock at a rate of $1.30 per share, which would translate to 384,615 shares. Accompanying the convertible note were 384,615 warrants to purchase common stock at $2.11 per share; these warrants are exercisable over a five year period. This issuance of this convertible note, and the accompanying warrants, was also accounted for as required by EITF 98-5 and EITF 00-27. This treatment, when combined with the $90,087 expenses of the issuance, resulted in a total cost of issuance of $500,000 which is being amortized over the 24 month term of the notes.

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
                                                             ===============     ===============

A schedule detailing stock issued during the nine months ended September 30, 2005 for consulting services and for other services is presented below.

                                     Number of             Grant Date    Grant Date
                                      Shares   Grant Date    Price          Value

Shares Issued for Consulting
    Services:
Financial services                   100,000    5/06/05     $2.60      $   260,000
                                                                            5,113(1)
Marketing services                    20,000    5/01/05      2.55          51,000
Marketing services                    15,000    4/01/05      2.25          36,000
Industrial relations                   5,000    5/01/05      2.55          12,750
Consulting services                    5,000    2/24/05      2.50          12,500
Consulting services                   11,000    1/03/05      2.78          30,580
Marketing services                    22,500    9/06/05      2.80          63,000
Marketing services                    15,000    7/01/05      2.25          33,750
Marketing services                     9,009    8/02/05      2.25          20,288
                                    ---------                         -----------
Total shares issued for
    consulting services             202,509                               524,981

Shares Issued for Other
    Services:
In settlement of rent                 19,200    4/25/05      2.50          40,500
Legal services                        50,000    5/06/05      2.60         130,000
Employee options exercised            20,000    4/01/05
In settlement of rent                 19,200    4/23/05      2.63          50,522
                                    --------                          -----------

Total shares issued for
    services                         310,909                              746,003
                                    ========

Value of options granted                                                1,120,497
                                                                      -----------

Total value of equity securities
    issued for services                                                $1,866,500
                                                                      ===========

 (1) Represents amortization of prior year expense.

                                  AIRTRAX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


3. CUMULATIVE STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY

                       May 19, 1997 to September 30, 2005

                                                                                                             DEFICIT
                                                                                                          PRE-DEVELOPMENT
                                                            COMMON             PREFERRED                        and
                                                            SHARES               STOCK                      DEVELOPMENT
                                                     Number        Amount    Number      Amount    WARRANTS    STAGE          NET
                                      ----------  -----------   ----------- ---------- ---------- --------- ----------    ----------
Shares to incorporators                  1997       177,547     $    1,630                                                    1,630

Subsequent sale to incorporators         1997                                 275,000      2,750                              2,750

Redemption of initial preferred stock    1997        88,340                  (275,000)

Stock issued in conjunction with merger  1997     3,127,500        214,768                                   (206,952)        7,816

                                         2004        57,434
                                                 -----------    -----------
                                                  3,184,934        214,768
                                                 -----------    -----------
Exchange of common stock
for preferred stock                      1997    (1,500,000)       (30,200)   275,000     10,200                            (20,000)

Preferred stock issued in lieu of common
stock
re:  dividends                           2005                                 100,000    532,541                            532,541

Stock sold in private placements         1997        83,213        148,984                                                  148,984
                                         1998       471,962        493,119                                                  493,119
                                         2004       614,552        872,268                                                  872,268
                                         2000       330,719        430,858                                                  430,858
                                         2001       235,999        348,600                                                  348,600
                                         2002       392,834        396,630                                                  396,630
                                         2003       715,000        659,000                                                  659,000
                                         2004     5,630,125      3,857,802                                                3,857,802
                                   2005 re: 2004  1,749,827      1,401,172                                                1,401,172
                                         2005        68,750         55,000                                                   55,000
                                                 10,292,981      8,663,433                                                8,663,433

                                  AIRTRAX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


                                                                                                             DEFICIT
                                                                                                           PRE-DEVELOPMENT
                                                            COMMON             PREFERRED                        and
                                                            SHARES               STOCK                      DEVELOPMENT
                                                     Number        Amount    Number      Amount    WARRANTS    STAGE          NET
                                      ----------  -----------   ----------- ---------- ---------- --------- ----------    ----------
Stock issued for services                1997        30,000
                                         1998        79,708
                                         1999        18,629         17,238                                                   17,238
                                         2000        65,331         62,767                                                   62,767
                                         2001        97,183         95,746                                                   95,746
                                         2002       423,659        413,899                                                  413,899
                                         2003     1,509,003      1,618,411                                                1,618,411
                                         2004       687,665        661,306                                                  661,306
                                         2005       310,909        746,003                                                  746,003
                                                 -----------    -----------                                              -----------
                                                  3,222,087      3,615,370                                                3,615,370
                                                 -----------    -----------                                              -----------

Net losses during development stage      1997                                                                (129,313)     (129,313)
                                         1998                                                                (490,014)     (490,014)
                                         1999                                                                (685,615)     (685,615)
                                         2000                                                                (497,381)     (497,381)
                                         2001                                                                (811,700)     (811,700)
                                         2002                                                                (798,962)     (798,962)
                                         2003                                                              (2,191,657)   (2,191,657)
                                         2004                                                              (2,272,200)   (2,272,200)
                                         2005                                                              (8,172,589)   (8,172,589)
                                                                                                          (16,049,431)  (16,049,431)
                                                                                                          ------------   -----------

Stock split                              1998     1,021,825

Dividends paid in common stock           1999       305,737        120,366                                   (120,366)
                                         2000        95,558         56,751                                    (56,751)
                                         2003       246,731        269,161                                    (80,749)      188,412
                                                 -----------    -----------                               ------------   -----------
                                                    648,026        446,278                                   (257,866)      188,412
                                                 -----------    -----------                               ------------   -----------


Share issued for convertible notes       2005     3,846,154      4,277,500                                                4,277,500

Conversion benefit re:
 convertible notes                       2005                    3,269,231                                                3,269,231

Conversion benefit on notes              2005                      286,472                                                  286,472

                                  AIRTRAX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


                                                                                                               DEFICIT
                                                                                                           PRE-DEVELOPMENT
                                                          COMMON             PREFERRED                            and
                                                          SHARES               STOCK                          DEVELOPMENT
                                                   Number       Amount    Number      Amount     WARRANTS         STAGE       NET
                                     ---------- -----------  ----------- ---------- ----------   ---------    ---------- -----------
Shares issued re:  interest on
convertible notes                        2005      28,453         36,987                                                     36,987

Dividends paid in cash                   1998                                                                   (13,005)    (13,005)
                                         1999                                                                   (40,498)    (40,498)
                                         2004                                                                  (131,771)   (131,771)
                                         2005                                                                   (51,563)    (51,563)
                                                                                                            ------------ -----------
                                                                                                               (236,837)   (236,837)
                                                                                                            ------------ -----------

Adjustment                               2003      (21,912)

Warrants exercised                       2004       75,000        93,750                                                     93,750
                                         2005      593,000       718,333                                                    718,333
                                                -----------   -----------                                                -----------
                                                   668,000       812,083                                                    812,083
                                                -----------   -----------                                                -----------


Warrants associated with
 converted notes                         2005                                                     944,500                   944,500

Warrants associated with
 convertible notes                       2005                                                     123,439                   123,439

Shares issued to purchase debt           2005      187,939       458,571                                                    458,571

Transfers from separate equity account
re:  exercised warrants                  2005                    181,000                         (181,000)

Allocate value of prior warrants to
separate account                         2005                 (1,479,400)                       1,479,400

Redemptions of promissory note           1997       30,000        20,000                                                     20,000


Balances, December 31, 2004                     21,874,374   $20,773,723   375,000   $545,491  $2,366,339  $(16,751,086) $6,934,467
                                               ============  ============ =========  ========= =========== ============= ===========

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

d. The Company purchased third party debt of Filco for 187,939 shares in 2005.

                                  AIRTRAX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

5.  OPERATING AND ADMINISTRATIVE EXPENSES

The following details expenses incurred during the nine month periods ended September 30, 2005 and 2004:

                                               2005                2004
                                          ---------------     ---------------
Options Expense                           $    1,163,838      $            -
Payroll                                          422,680             242,027
Marketing                                        243,761              67,922
Development Costs                                234,639              51,529
Professional Fees                                419,710              75,200
Consulting Expenses                              524,981             614,079
Insurance                                        173,633              61,158
Penalties                                        199,149                   -
Freight                                          107,275               3,195
Impairment                                       120,280                   -
Other Expenses                                   377,749             282,369
                                          ---------------     ---------------
             Total Expenses               $    3,987,695      $    1,397,479
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

                                   FiLCO GmBH
                                 BALANCE SHEETS
                                September 9/30/05


                                                                     9/30/05            12/31/04
                                                                   (Unaudited)          (Audited)
                                                                 ---------------     ---------------
ASSETS

Cash and equivalents                                             $       23,711      $       31,654
Restricted cash                                                         333,863             598,071
Accounts receivable (net)                                               255,918             133,954
Inventory                                                             1,091,465           1,415,987
Other receivables                                                       239,579             293,821
Other current assets                                                    152,409             107,879
                                                                 ---------------     ---------------
         Total current assets                                         2,096,945           2,581,366

Property, plant and equipment (net)                                   3,158,631           3,616,788
Intangibles (net)                                                        53,731              66,520
                                                                 ---------------     ---------------
         TOTAL ASSETS                                            $    5,309,307      $    6,264,674
                                                                 ===============     ===============

LIABILITES & STOCKHOLDERS' DEFICIT

Accounts payable                                                 $    1,263,155      $      964,698
Accrued expenses                                                      2,936,176           2,902,432
Deferred revenues                                                       860,214             916,807
Shareholder note payable                                              1,875,934           1,832,880
Short term debt                                                         652,967             719,934

         Total Current Liabilities                                    7,588,446           7,336,751
Deferred taxes                                                        1,084,816           1,448,601
                                                                 ---------------     ---------------
Related party loans                                                   6,617,374           3,294,196
         LIABILITIES                                                 15,290,636          12,079,548

Shareholders' Deficit
Capital stock, no par value, 3 shares issued
     and outstanding                                                     27,938              27,938
Additional paid-in capital                                            3,170,607           3,170,607
Accumulated deficit                                                 (12,941,408)         (7,682,791)
Comprehensive income -
    foreign currency transaction                                       (238,466)         (1,330,628)
                                                                 ---------------     ---------------
Total Shareholders' Deficit                                          (9,981,329)         (5,814,874)

TOTAL LIABILITES AND SHAREHOLDERS'
      DEFICIT                                                    $    5,309,307      $    6,264,674
                                                                 ===============     ===============


    The accompanying note is an integral part of these financial statements.

                                   FILCO GmBH
                            STATEMENTS OF OPERATIONS
                              FOR NINE MONTH PERIOD
                               ENDED SEPTEMBER 30,


                                                                       2005                2004
                                                                 ---------------     ---------------
SALES                                                            $      464,297      $    1,399,460
COST OF GOODS SOLD                                                      455,455           2,370,498
                                                                 ---------------     ---------------

GROSS PROFIT (LOSS)                                                       8,842            (971,038)

SELLING AND
  ADMINISTRATIVE EXPENSES                                             5,002,196           3,152,734

OPERATING LOSS                                                       (4,993,354)         (4,123,772)

OTHER INCOME AND EXPENSE
    Interest expense                                                   (453,182)           (151,156)
    Other income                                                          5,861              11,057
    Other expenses                                                      (53,133)            (54,310)
                                                                 ---------------     ---------------

NET LOSS BEFORE TAXES                                                (5,493,808)         (4,318,181)

TAX BENEFIT - DEFERRED                                                  205,191             305,453

NET LOSS                                                             (5,288,617)         (4,012,728)

COMPREHENSIVE INCOME -
  TRANSLATION ADJUSTMENTS                                             1,092,162             197,516
                                                                 ---------------     ---------------

TOTAL COMPREHENSIVE
  INCOME                                                         $   (4,196,455)     $   (3,815,212)
                                                                 ===============     ===============



    The accompanying note is an integral part of these financial statements.

                                   FiLCO GmBH
                            STATEMENTS OF CASH FLOWS
                    FOR NINE MONTH PERIOD ENDED SEPTEMBER 30,


                                                                       2005              2004
                                                                 ---------------     ---------------
Net Loss                                                         $   (5,288,617)     $   (4,012,728)

Depreciation and amortization                                           471,546             314,650
Deferred taxes                                                         (205,191)           (198,989)
Changes in assets (liabilities)

Accounts receivable                                                    (132,910)            201,402
Inventories                                                             167,477           1,591,756
Other receivable                                                         21,018             (48,693)
Other current assets                                                    (59,859)            118,273
Accounts payable                                                        240,436            (652,330)
Accrued expenses                                                        516,790           1,271,978
Deferred revenue                                                         52,546                   -

Net Cash Consumed by
    Operating Activities                                             (4,216,764)         (1,414,681)

Investing activities
Reduction (increase) in restricted cash                                 204,053              (4,545)
                                                                 ---------------     ---------------

Cash Provided (Consumed) by
    Investing Activities                                                204,053              (4,545)
                                                                 ---------------     ---------------

Financing activities
Shareholder loans                                                       268,835              31,970
Related party loans                                                   3,718,608           1,296,685
Net change short term debt                                               17,643            (135,481)
                                                                 ---------------     ---------------

Cash Provided by Financing Activities                                 4,005,086           1,193,174

Exchange rate effect on cash                                               (318)               (175)
                                                                 ---------------     ---------------

Net Increase (decrease) in cash                                          (7,943)           (226,227)

Balance at beginning of period                                           31,654             247,920

Balance at end of period                                         $       23,711      $       21,693
                                                                 ===============     ===============

The accompanying note is an integral part of these financial statements.

                                   FILCO GmBH
                          (A Development Stage Company)

                          NOTE TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Filco GmBH ("the Company") as of September 30, 2005 and for the nine month periods ended September 30, 2005 and 2004, respectively, have been prepared in accordance with accounting principals generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended September 30, 2005 is not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

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

                                  AIRTRAX, INC.
                  PRO-FORMA CONDENSED STATEMENTS OF OPERATIONS
                        FOR YEAR ENDED DECEMBER 31, 2004
                                   (UNAUDITED)



                                                                                                                          Pro-Forma
                                 Airtrax                    Filco            Combined                  Adjustments          Amounts
                               --------------           ------------    ----------------            ---------------  ---------------
SALES                          $           -            $ 1,366,143     $     1,366,143             $            -   $    1,366,143

COST OF GOODS SOLD                         -              2,427,721           2,427,721                          -        2,427,721
                               --------------           ------------    ----------------            ---------------  ---------------

GROSS PROFIT (LOSS)                        -             (1,061,578)         (1,061,578)                         -       (1,061,578)

SELLING, OPERATING
AND ADMINISTRATIVE
EXPENSES                           2,529,775              4,652,310           7,182,085                    295,000 (1)    7,477,085
                               --------------           ------------    ----------------            ---------------  ---------------

OPERATING LOSS                    (2,529,775)            (5,713,888)         (8,243,663)                  (295,000)      (8,538,663)

OTHER INCOME AND
    EXPENSE:
      Interest expense               (30,894)              (381,753)           (412,647)                    86,667 (2)
                                                                                                           100,283 (3)     (225,697)
      Interest income                 86,667                      -              86,667                    (86,667)(2)            -
      Other income                     2,979                 75,042              78,021                          -           78,021
      Other expenses                       -                (98,597)            (98,597)                                    (98,597)
                               --------------           ------------    ----------------            ---------------  ---------------

LOSS BEFORE MINORITY
    INTEREST AND TAXES            (2,471,023)            (6,119,196)         (8,590,219)                  (194,717)      (8,784,936)

MINORITY INTEREST                          -                      -                   -                    680,522 (4)      680,522

INCOME TAX BENEFIT                   198,823                144,025             342,848                          -          342,848
                               --------------           ------------    ----------------            ---------------  ---------------

NET LOSS ATTRIBUTABLE
    TO COMMON
    SHAREHOLDERS                  (2,272,200)            (5,975,171)          (8,247,371)                  485,805       (7,761,566)

PREFERRED STOCK
    DIVIDENDS DURING
    DEVELOPMENT STAGE               (131,771)                                   (131,771)                                  (131,771)
                               --------------           ------------    -----------------           ---------------  ---------------

DEFICIT ACCUMULATED            $  (2,403,971)           $(5,975,171)    $     (8,379,142)           $      485,805   $   (7,893,337)
                               ==============           ============    =================           ===============  ===============

NET LOSS PER SHARE-
    Basic and Diluted                                                                                                $         (.64)
                                                                                                                     ===============
WEIGHTED AVERAGE
SHARES OUTSTANDING                                                                                                       12,075,448
                                                                                                                     ===============

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

                                  AIRTRAX, INC.
                  PRO-FORMA CONDENSED STATEMENTS OF OPERATIONS
                         NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)
                                                                    Pro-Forma
                         Airtrax      Filco    Combined  Adjustment   Amounts

SALES                 $   167,545  $  464,297  $  631,842           $   631,842

COST OF GOODS SOLD        160,126     455,455     615,581               615,581
                      -----------  ----------   --------- --------- -----------

GROSS PROFIT (LOSS)         7,419       8,842      16,261                16,261

SELLING, OPERATING
AND ADMINISTRATIVE
EXPENSES                3,987,695   5,002,196   8,989,891             8,989,891
                      -----------  ----------   --------- --------- -----------
OPERATING LOSS         (3,980,276) (4,993,354) (8,973,630)           (8,973,630)

OTHER INCOME AND
  EXPENSE
  Interest expense     (4,374,595)   (453,182) (4,827,774)275,245 (1)(4,552,529)
  Interest income         291,208                 291,208(275,245)(1)    15,963
  Other income                211       5,861       6,072                 6,072
  Other expenses                      (53,133)    (53,133)              (53,133)
                      -----------  ----------   --------- ---------- -----------
NET LOSS BEFORE
  INCOME TAXES         (8,063,449) (5,493,808) (13,557,257)         (13,557,257)

INCOME TAX BENEFIT        371,838     205,191      577,029              577,029
                      -----------  ----------   ---------- --------- -----------

NET LOSS BEFORE
  DIVIDENDS            (7,691,611) (5,288,617) (12,980,228)         (12,980,228)

DEEMED DIVIDENDS
  ON PREFERRED STOCK      480,978        -         480,978    -         480,978
                      -----------  ----------   ---------- --------- -----------

NET LOSS ATTRIBUTABLE
  TO COMMON
  SHAREHOLDERS         (8,172,589) (5,288,617) (13,461,206)   -     (13,461,206)
                      -----------  ----------   ---------- --------- -----------

PREFERRED STOCK
  DIVIDENDS DURING
  DEVELOPMENT STAGE       (51,563)         -       (51,563)   -         (51,563)


DEFICIT
ACCUMULATED           $(8,224,152)$(5,288,617)$(13,512,769)$  -    $(13,512,769)
                       ==========  ==========   ========== ========  ==========

NET LOSS PER SHARE-
    Basic and Diluted $      (.75)
                       ==========
WEIGHTED AVERAGE
SHARES OUTSTANDING     18,138,064
                       ==========

(1) To eliminate intercompany interest on the Airtrax loan to FiLCO

                                  AIRTRAX, INC.
                       PRO-FORMA CONDENSED BALANCE SHEETS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                              Pro-Forma
                        Airtrax       Filco      Combined   Adjustments         Amounts
                    -------------- ---------   ----------  ------------     --------------


ASSETS:
Current Assets      $    3,378,657 $ 2,096,945 $ 5,475,602 $  (361,912)(4)  $    5,113,690

Fixed Assets (net)         204,274   3,158,631   3,362,905                       3,362,905

Intangibles                147,601      53,731     201,332                         201,332

Advances to FiLCO        6,255,462        -      6,255,462  (1,300,000)(1)          -
                                                            (4,955,462)(3)
Unamortized debt
  fees                     416,732        -        416,732                         416,732
Goodwill                                                     1,300,000 (1)
                                                             2,826,000 (6)
                                                             9,981,329 (7)      14,107,329
                    -------------- ----------- ----------- -----------      --------------
TOTAL ASSETS        $   10,402,726 $ 5,309,307 $15,712,033 $ 7,489,955      $   23,201,988
                    ============== =========== =========== ===========      ==============

LIABILITIES AND
    STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable       1,258,715   1,263,155  2,521,870                        2,521,870
  Accrued expenses       1,504,195   2,936,176  4,440,371      295,000 (5)       4,735,371
    Customer advances       -          860,214    860,214         -                860,214
    Short-term debt        100,000     652,967    752,967                          752,967
    Related party loans     -        6,617,374  6,617,374   (1,300,000)(1)
                                                            (4,955,462)(3)
                                                              (361,912)(4)
Deposits for unissued
  stock                     70,875                              70,875              70,875

Advances from
  shareholders              34,474   1,875,934  1,910,408   (1,875,934)(2)          34,474
                    -------------- ----------- ----------   ------------    --------------
Total current
  liabilities            2,968,259  14,205,820 17,174,079   (8,198,308)          8,975,771

Long Term Debt             500,000       -        500,000         -                500,000
Deferred Taxes             -         1,084,816  1,084,816         -              1,084,816
                    -------------- ----------- ---------- -------------     --------------
Total Liabilities        3,468,259  15,290,636 18,758,895   (8,198,308)         10,560,587
                    -------------- ----------- ---------- -------------     --------------
Stockholders' Equity:
Common stock            20,773,723   3,198,545 23,972,268    1,300,000 (1)      26,775,657
                                                             1,875,934 (2)
                                                             2,826,000 (6)
                                                            (3,198,545)(7)
Additional Paid In
Capital-Warrants         2,366,339       -        2,366,339                      2,366,339

Deficit                (16,751,086)(12,941,408) (29,692,494)  (295,000) (5)    (17,046,086)
                                                            12,941,408  (7)

Preferred stock            545,491       -          545,491       -                545,491
Comprehensive
  income                   -          (238,466)    (238,466)   238,466  (7)        -
                    -------------- ----------- ------------  ----------     --------------
Stockholders'
  Equity (Deficit)       6,934,467  (9,981,329)  (3,046,862) 15,688,263         12,641,401
                    -------------- ----------- ------------ -----------     --------------
TOTAL LIABILITIES
AND STOCKHOLDERS'
EQUITY              $   10,402,726 $ 5,309,307 $ 15,712,033 $ 7,489,955     $   23,201,988
                    ============== =========== ============ ===========     ==============


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


We have commenced production and have most of the parts required for production of another 23 units of our Sidewinder ATX-3000 Omni-Directional Lift Truck during the 4th quarter of 2005. As of October 27, 2005 we do not have all of the parts required from every vendor for completion of the 23 trucks heretofore noted. The assembly and sale is dependent upon delivery of all of the required parts.


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

We have not yet finalized nor executed the acquisition agreement but have loaned Filco GmbH an aggregate principal amount of $6,255,462 as of September 30, 2005 pursuant to a series of secured and unsecured promissory notes. The loans are to be repaid on or prior to December 31, 2006. Of the $6,255,462 in loans to Filco, which approximately $5,400,000 is secured by Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings, and approximately $856,000 is unsecured in accord with the loan agreements and certified equipment appraisal. Interest earned to date in not included in the figures stated above. The amounts stated herein represent the appraised valuation of the machinery and equipment and does not include intellectual property, as no value has been appraised for intellectual property. We have used proceeds from the private placement offerings that we completed during 2004 and 2005 to fund such loans. Our analysis shows that additional estimated working capital needs during the next year will be approximately $5,000,000, with $1,750,000 needed during November 2005, in order for it to achieve profitable operations. Should we complete the acquisition of Filco GmbH, we will need to raise additional capital through equity or proper lines of credit in order to fund the working capital needs of Filco GmbH.

We have not yet completed the acquisition because we have not raised sufficient funding to provide adequate operating capital for Filco, as set forth in the closing conditions in the Acquisition Agreement. We want to ensure that Filco has the necessary capital to achieve profitable and full operations before the acquisition is completed. Our ability to obtain funding during the past 9 months has been limited during the time when this registration statement has been pending with the SEC. Filco has a cash burn rate of approximately $300,000 per month. Over the past 9 months, Filco has burned approximately $3 million with limited operations awaiting parts and funding from us to properly function. Due to this cash burn rate, adequate funding from us is necessary to complete the acquisition. We anticipate completing the acquisition upon the effectiveness of this registration statement and upon obtaining adequate funding following such effectiveness.

We have continued to fund Filco during the time when its plant was closed for much of 2004 and in the beginning of 2005 in order to assist the company in reopening its plant and achieving the recommencement of operations. Loans provided by us have been used by Filco to pay some debt, to pay employee payroll at a 20% short work rate (employees have been working 20% of the time and unemployment has compensated the balance of their payroll), to pay current heating, lighting and power, telephones, leases and to order parts to get into production.


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


During 2005, Filco has manufactured and or reconditioned no more than 14 lift trucks and at least three private labeled trucks were sold. Filco has manufactured (assembled) several prototype tractors for a Russian company which has signed agreements with Filco to continue the assembly at its plant, provided that Filco remains operational. A further agreement should be negotiated in January 2006.


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

The amounts loaned to Filco, in the aggregate amount of $6,255,462 exclusive of interest at 8% per annum, pursuant to a series of secured and unsecured promissory notes. The loans are to be repaid on or prior to December 31, 2006. Of the $6,255,462 in loans to Filco, which approximately $5,400,000 is secured by Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings, and approximately $856,000 is unsecured in accord with the loan agreements and certified equipment appraisal. Interest earned to date in not included in the figures stated above. The amounts stated herein represent the appraised valuation of the machinery and equipment and does not include intellectual property, as no value has been appraised for intellectual property. The manufacture and sale of omni-directional material handling equipment is our primary goal. During the first, second and third quarters of 2005, we realized limited revenues from sales of the Sidewinder Omni-Directional Lift Truck.

The loans are to be repaid on or prior to December 31, 2006. We believe that our secured and unsecured loans to Filco are recoverable if the proposed acquisition is not completed. We expect to begin collecting on our loans, including principal and interest, from Filco when the company becomes fully operational and profitable, which we anticipate will occur during 2006. If this is not realized, we maintain security interests in Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings for over 100 models of Clark lift trucks, which secures approximately $5,400,000 of our loans, exclusive of accrued interest. An appraisal made by an independent appraiser in July 2005 which established equipment and machinery value at 4,500,000 Euros (US $5,400,000). Such appraisal did not include the valuation of Filco's intellectual property, which Filco and we believe have significant value.

We loaned Filco approximately $2.7 million through the end of 2004 and loaned a total of $6,255,462, exclusive of interest at 8% per annum as of September 30, 2005. We intend to provide another $5 million to Filco, either in the form of guaranteed credit lines or through additional sales of our securities. We have contacted several financial institutions attempting to secure credit lines for Filco in the amount of $5 million. Thus far, we have received interest in providing said credit line to Filco under the conditions that any proposed credit line is guaranteed by us and that Filco is operational and able to repay such debt from current earnings. The condition that FiLCO be able to repay from current earnings makes the credit line from these sources unobtainable at this time.


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

Filco reached an accord with the union on March 30, 2005. Employees will be required to work a 40-hour week instead of 35 prior to additional hires. Wages have been decreased 20%. The resolution of the problems Filco was experiencing with its union is critical to the future success of the company. In addition, the initial loans that we granted to Filco earlier in 2005 created considerable improvements in Filco's financial condition and results of operations by allowing the company to pay debt and order parts for production. This influx of cash transferred some debt to a single creditor who is in the process of acquiring Filco. The improvements to the Filco balance sheet and cash flow have considerably declined in value in the past several months as Filco continues to burn funds awaiting additional operating capital from us and parts.

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

Revenues

For the three month period ended September 30, 2005, we had sales revenue of $-0-. This compares to revenues of $-0- for the three months ended September 30, 2004. The lack of sales revenue occurred as a result of moving the location of operations to 200 freeway Drive, Unit One, Blackwood, NJ and that time required to get the plant situated and operational.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2005 amounted to $0-. For the three months ended September 30, 2004, our cost of goods sold was $-0-.

We are entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $147,392 has been recorded for the third quarter of 2005 and $51,456 was recorded during the third quarter of 2004.

Operating and Administrative Expenses

Operating and administrative expenses includes administrative salaries and overhead. For the three months ended September 30, 2005, our operating and administrative expenses totaled $1,981,664. Operating and administrative expenses totaled $549,338 for the three months ended September 30, 2004. For the three months ended September 30, 2005 operating and administrative expenses increased $1,432,326 compared with the same period of 2004. These changes are a result of the time and material costs preparing for production of the SIDEWINDER and other production related issues including labor and materials used to outfit the new Airtrax assembly plant in Blackwood NJ.

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

Preferred Stock Dividends

During the three months ended September 30, 2005, we paid $-0- in dividends on preferred stock. During the three months ended September 30, 2004, we paid dividends on preferred stock in the amount of $5,931. The preferred stock dividends are payable to a company that is owned by our President.

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

Revenues

For the nine-month period ended September 30, 2005, we had sales revenue of $167,545. This compares to revenues of $-0- for the nine months ended September 30, 2004. The lack of sales revenue occurred as a result of moving the location of operations to 200 Freeway Drive, Unit One, Blackwood, NJ and that time required to get the plant situated and operational.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2005 amounted to $160,126. For the nine months ended September 30, 2004, our cost of goods sold was $-0-. Our cost of goods sold reflects the cost of the lift trucks sold during the nine months ended September 30, 2005.

We are entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $371,838 has been recorded for the nine months ended September 30, 2005 and $119,226 was recorded during the nine months ended September 30, 2004.

Operating and Administrative Expenses

Operating and administrative expenses includes administrative salaries and overhead. For the nine months ended September 30, 2005, our operating and administrative expenses totaled $3,987,695. Operating and administrative expenses totaled $1,397,479 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 operating and administrative expenses increased $2,590,216 compared with the same period of 2004. These changes are a result of the time and material costs preparing for production of the SIDEWINDER and other production related issues including labor and materials used to outfit the new Airtrax assembly plant in Blackwood NJ.

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

Preferred Stock Dividends

During the nine months ended September 30, 2005, we paid $ 51,563 on preferred stock. During the nine months ended September 30, 2004, we paid dividends on preferred stock in the amount of $91,868 The preferred stock dividends are payable to a company that is owned by our President.

Liquidity and Capital Resources

As of September 30, 2005, our cash on hand was $40,682 and working capital was $410,398. Since our inception, we have financed our operations through the private placement of our common stock. During the nine months ended September 30, 2005, we sold an aggregate of 68,750 shares of common stock to accredited and institutional investors. During the three months ended September 30, 2004, we sold an aggregate of 0 shares of common stock to accredited and institutional investors and issued an aggregate of 46,509 shares of common stock in consideration for services rendered.

We anticipate that our cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, production, and advertising in anticipation of the rollout of its omni-directional forklift. We expect that we will be required to raise funds through the private or public offering of our securities. We have offered common stock and convertible notes which have been converted in March 2005 through private placements at a discount to the market price of our common stock at the time of such issuance partially because of the fluctuation and volatility of our stock prices and the overall market conditions. We have also issued warrants at varying prices, some higher and some lower than the market price of our common stock at the time of such issuance. This has been done as an incentive for funds and accredited investors to invest in us. In addition, the securities have been priced lower than market because it is not freely tradable until registered. We intend to continue this practice for the near future. Currently we have not identified any specific additional sources of capital.

Our initial production run of ten SIDEWINDER Omni-Directional Lift Trucks was completed in the first quarter of 2005. We will need additional funds to support production requirements beyond the initial production run of our forklift which are estimated to be $3,000,000. Of the total amount, approximately 25% is projected for parts and component inventory and manufacturing costs, with the balance projected as general operating expenditures, which includes overhead and salaries and the additional funds to complete the proposed acquisition of the 75.1% interest in Filco GmbH ("Filco"), primarily for Filco's working capital needs. As of September 30, 2005, we had loaned to Filco a total of $6,255,462, exclusive of interest at 8% per annum. The loans are to be repaid on or prior to December 31, 2006. We expect to begin collecting on our loans, including principal and interest, from Filco when the company becomes fully operational and profitable, which we anticipate will occur during 2006. We intend to complete the acquisition of Filco once operating capital for Filco is secured to finance their operations. We anticipate that operating capital in the amount of $5 to $7 million will be required during calendar year 2006 to sufficiently fund Filco operations. We leased facilities starting in the second quarter of 2005 as corporate headquarters. This building will also facilitate the assembly of the SIDEWINDER and other omni-directional products, partial assembly of Filco lift trucks, if the proposed acquisition is completed, warranty work, and product distribution.

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

On October 18, 2005, we entered into a 8% Series C Unsecured Convertible Debenture and Warrants Purchase Agreement with certain accredited investors pursuant to which we sold an aggregate of $1,000,000 principal amount unsecured convertible debentures convertible into shares of our common stock, no par value, at a conversion price of $2.00 per share, and an aggregate of 500,000 stock purchase warrants to purchase shares of our Common Stock at $3.25 per share to certain accredited investors who are parties to the Purchase Agreement for an aggregate purchase price of $1,000,000. Further, we issued 50,000 Warrants to the placement agent, a registered broker dealer firm, exercisable at $3.25 per share, as consideration for services performed in connection with the issuance of the Debentures and Warrants to the Investors pursuant to the Purchase Agreement.


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


10.25 Promissory Note of Filco GmbH dated as of January 15, 2005 issued to Airtrax, Inc. (Filed as an exhibit to our registration statement on Form SB-2 filed on January 11, 2006).

10.26 Promissory Note of Filco GmbH dated as of June 5, 2005 issued to Airtrax, Inc. (Filed as an exhibit to our registration statement on Form SB-2 filed on January 11, 2006).

10.27 Assignment and Purchase Agreement dated as of August 25, 2005 by and between Werner Faenger and Airtrax, Inc. (Filed as an exhibit to our registration statement on Form SB-2 filed on January 11, 2006).

10.28 Promissory Note of Filco GmbH with Guarantees dated as of November 25, 2005 issued to Airtrax, Inc. (Filed as an exhibit to our registration statement on Form SB-2 filed on January 11, 2006).

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of January 2006.

                                  AIRTRAX, INC.





By:/s/ Peter Amico
--------------------------------------------------------
Peter Amico, Chief Executive Officer,
Acting Chief Financial Officer (Principal Executive and
Financial Officer) and Chairman of the Board of Directors