Form 10KSB
period 2005-12-31
AIRTRAX INC
filed 2006-04-20
CIK 1081372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2005

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

State the registrant's revenues for its most recent fiscal year: $714,280 for the year ended December 31, 2005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $25,650,484 as of March 31, 2006.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 11 , 2006, the registrant had 22,283,624 shares of common stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                        Page
                                     PART I

Item 1.   Description of Business.............................................3

Item 2.   Description of Property............................................12

Item 3.   Legal Proceedings..................................................12

Item 4.   Submission of Matter to Vote of
          Security Holders ..................................................12

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters............................................................12

Item 6.   Management's Discussion and Analysis
          or Plan of Operation ..............................................17

Item 7.   Financial Statements .....................................F-1 to F-20

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................25

Item 8A.  Controls and Procedures ...........................................25

Item 8B.  Other Information .................................................25

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act  ................26

Item 10.  Executive Compensation ............................................27

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters ...................................30

Item 12.  Certain Relationships and Related Transactions ....................31

Item 13.  Exhibits . ........................................................32

Item 14.  Principal Accountant Fees and Services ............................35

          Signatures and Certifications......................................36

                                     PART I

NOTE REGARDING FORWARD LOOKING INFORMATION

Various statements in this Form 10-KSB and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "could," "currently envision," "estimate," "expect," "intend," "may," "project," "seeks," "we believe," and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by those forward-looking statements.

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

In March 2004, we reached an agreement in principal, subject to certain closing conditions, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation. In October 2004, Mr. Filipov and we agreed to modify our agreement in principal so as to increase the number of shares of the capital stock of Filco GmbH which we would acquire, if we had finalized the acquisition, from 51% to 75.1%. In April 2003, Filco GmbH acquired substantially all of the assets of Clark Material Handling of Europe GmbH which were located at Clark's facility in Rheinstrasse Mulheim a.d. Ruhr, Germany. These assets consisted of all of the tooling, machinery, equipment, inventory, intellectual property, office furniture and fixtures, and personnel necessary to build the entire Clark line of lift trucks, but excluded the building and land, as well as the rights to the Clark name.

We have loaned Filco GmbH an aggregate amount of $6,275,881.10 as of December 31, 2005, exclusive of interest at 8% per annum, pursuant to a series of secured and unsecured promissory notes. The loans are to be repaid on or prior to December 31, 2006. Of the $6,275,881.10 in loans to Filco, which approximately $5,400,000 is secured by Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings, and approximately $876,419.10 is unsecured in accord with the loan agreements and certified equipment appraisal. Interest earned to date in not included in the figures stated above. The amounts stated herein represent the appraised valuation of the machinery and equipment and does not include intellectual property, as no value has been appraised for intellectual property.

On January 20, 2006, Filco filed for insolvency in Germany. As a result of the filing by Filco, we terminated the Acquisition Agreement on February 7, 2006. We are currently in discussions with the receiver in Germany to determine the status of our secured and unsecured loans to Filco, as well as to explore the possibility of purchasing all or a portion of the assets of Filco. This is dependent upon our ability to secure financing adequate to purchase the assets of Filco and supply necessary operating capital. We currently have no financing agreements in place and there can be no assurance that we will obtain financing on terms that are favorable to us. As a creditor, we have filed liens against Filco's machinery and equipment and intellectual property. We will seek to recover on our secured and unsecured loans asset forth above through appropriate legal channels in the event an asset purchase does not materialize.

INTRODUCTION

Since 1995, substantially all of our resources and operations have directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of the components, including the unique shaped wheels, motors, and frames, have been specially designed by us and specially manufactured for us. Eighteen commercial omni-directional lift trucks, including ten carrying the UL Label, have been sold to customers in the United States, New Zealand, South Africa and Canada as of December 31, 2005 and others are ready to ship pending receipt of funds or consummation of letters of credit or other credit facilities. 18 units totaling $714,280 with options have been billed from January 1, through December 31, 2005.

We have commenced production and have received the parts required for production of a total of 57 trucks, since the beginning of production of our Sidewinder ATX-3000 Omni-Directional Lift Truck. As of December 31, 2005, we did not have all of the parts required from every vendor for completion of the trucks other than those heretofore noted. The assembly and sale of these trucks is dependent upon delivery of all of the required parts.

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

Complete assembly is conducted by us at our newly leased facilities at 200 Freeway Drive Unit One, Blackwood, NJ 08012. Approximately 50% of the frames are manufactured in the USA. These frames are shipped to the Blackwood plant for complete assembly. Besides the assembly of vehicles at Blackwood, partially assembled vehicles are shipped to the Blackwood facility from the Filco plant in Germany. To date, partial assembly of approximately 19 lift trucks have been completed at the Filco plant, 14 of which and have been shipped to the USA for final assembly. To date, a total of approximately 60 lift trucks have been shipped from Bulgaria to the Filco plant for partial assembly and approximately 30 of these have been shipped to the Blackwood plant for final assembly during the fourth quarter of 2005. All assembly or partial assembly from the Filco plant ceased on January 20, 2006 after Filco filed for insolvency. Additional frames and other parts totaling some $450,000 remain at Filco awaiting release by the receiver to us. Most frames manufactured in Bulgaria had to be re-machined to be within the tolerances required for these frames. The re-machining charges will be back-charged to the frame manufacturer. The frame manufacturer will adjust tooling to get the tolerances to the required specifications for future deliveries.

We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2005 and 2004, we had a net loss of $(14,935,478) and $(3,491,950), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

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

EXISTING AND PROPOSED PRODUCTS

Sidewinder Omni-Directional Lift Truck. We anticipate that our Sidewinder Omni-Directional lift truck will be available with rated lift capacities ranging from 3,000 pounds and higher. Our SIDEWINDER ATX-3000 Omni-Directional lift truck, which is our 3,000-pound model, features our omni-directional technology. Conventional steering racks and foot petals are non-existent allowing impediment free ingress and egress. This lift truck will deliver unequaled maneuverability providing significantly improved operating efficiencies in the materials handling industry. The dealer price is expected to retail at prices similar to or slightly higher than high-end, comparably sized standard forklifts. The "street prices" of similar rated, standard (non-omni-directional) forklifts range from $16,000 to $31,000 per unit. Other specialty forklifts, that are multi-directional sell for $42,000 and greater, and vehicles considered very narrow aisle (VNA), are priced from $75,000 and higher per unit. We believe that, due to its unique features, the omni-directional lift truck will support a price slightly higher than the average selling price of a conventional forklift.

Airtrax Conventional Forklift. In the event of the successful acquisition of Filco GmbH assets through the German receiver, we expect to use the Filco plant and operations to produce and sell a line of conventional forklifts possibly manufactured under the Airtrax name for distribution in the United States and other geographical markets. In the event that the purchase of Filco's assets does not occur, we plan on having conventional trucks privately labeled under our name or a suitable alternative name for distribution to our dealers.

Omni-Directional Aerial Work Platform. In late February 2004, we, in collaboration with MEC Aerial Platform Sales Corporation of Fresno, California ("MEC"), introduced a concept version of a scissor lift at the American Rental Association trade show in Atlanta. The scissor lift called the "Cobra(TM)" incorporated our omni-directional technology along with an MEC platform and lift mechanisms. The vehicle contains features presently unavailable on conventional aerial work platforms. For example, similar to our lift truck, the aerial work platform's movement is controlled by a joystick. Movement to a particular spot or location at a job site can be accomplished easily due to the omni-directional technology, thereby eliminating the back and forth positioning typically associated with conventional platforms. Our designed control systems allow the operator to move at very regulated and easily controlled acceleration and speed, virtually eliminating operator error. The machine can climb over obstacles that would impede other machines. Our aerial work platform has the ability to climb over obstacles up to a height of one-third the overall wheel diameter. The wheel used on the aerial work platform has a 17" total diameter. Accordingly, this vehicle can climb over obstacles more than 5.66" high. The ability to "climb over" obstacles is an inherent advantage of our omni-directional technology.

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

On March 13, 2004, we entered into a draft Product Development, Sales and Representation Agreement with MEC. The draft agreement calls for the joint development of a proto-type and production versions of an omni-directional aerial work platform called the "Cobra(TM)". During the development stage, each party will provide the parts, which apply to that party's area of responsibility. We will provide all of the parts required for the omni-directional traction system and related control systems, and MEC will provide all of the parts required for the scissor lift and lifting apparatus and the control systems for the scissor lift apparatus. After development of the prototype version, the parties will establish the cost of a commercial product, and if the cost of a commercial product is considered commercially viable, the parties will jointly develop a commercial version of the aerial work platform. If commercial production results, we will be responsible for product manufacturing, and MEC or its affiliate will be responsible to promote, market and sell the product to their network of approximately 200 distributors. Aerial work platform sales made by MEC will be subject to a royalty to us and, likewise sales made by us will be subject to a royalty to MEC. The amount of the respective royalties will be subject to agreement by the parties. Orders placed by MEC will be financed by MEC subject to agreed production schedules. We also plan to manufacture the Cobra(TM) using the lifting mechanism as designed by us or procured from MEC and vendors other than MEC.

During 2004, MEC was repositioned to perform manufacturing in the United States thus removing their obligation under the agreement. During the latter part of 2004, we presented MEC with invoices for payment of tooling and engineering costs related to development of the Cobra(TM). The invoices were not paid by MEC who was, at that time, in the process of realigning their finances. As a result of the aforementioned changes, the agreement was modified. The modification stated that the Cobra(TM) projector and aerial work platform projects would be products of our company instead of an MEC vehicle. This meant that the project would be henceforth designed and built by us. MEC would still have the ability to make suggestions regarding vehicle design or construction, but the final product is and will be our product. In addition, the agreement was revise to provide that we will build another vehicle product line, the Cobra, which will be marketed exclusively by our dealers. The parties expect to enter into a more formal agreement to further define the relationship of the parties. At this time, we cannot predict whether a formal agreement will be entered into between the parties, or whether any sales will result form the aerial work platform to be developed by the parties.

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

Military Products. During 1999, we were awarded a Phase I research contract under the Department of Defense's Small Business Innovation Research program
(SBIR) to develop an omni-directional Multiple Purpose Mobility Platform (MP2). Under the Phase I base contract, we studied the application of the omni-directional technology for military use and were supervised by the Naval Air Warfare Center Aircraft Division (NAWC-AD) in Lakehurst, New Jersey. The contemplated use includes the installation of jet engines on military aircraft and the transportation of munitions and other military goods. We completed the Phase I base contract in 1999 and were subsequently awarded a Phase I option from NAWC-AD to further define the uses of the MP2. In July 2000, we were awarded a Phase II research contract under the SBIR program. Under the Phase II contract, we are studying the feasibility of the MP2 for military purposes, and will culminate with the construction of one or more proto-type devices. This contract (with the option) was extended twice for 6 months each past the 42-month contract time period. Contract revenues were $749,044. Through December 31, 2004,we have received approximately $749,044 in revenues from the Phase II contract, and completed the production design of the MP2. A completed proto-type MP2 was delivered to the US Navy during the end of the first quarter of 2004 for testing purposes. A second vehicle, an omni-directional jet engine installation machine is being constructed for the US Navy, pending receipt of additional funding from the SBIR program. We have been advised by the US Navy that a non-SBIR sponsor for the MP2 program must be identified before a Phase II option is exercised. A Phase III contract could be awarded without such a sponsor. Although our management believes the underlying omni-directional technology for the proposed MP2 has significant potential for both commercial and military applications, we cannot predict whether any sales beyond the Phase II contract will result from the SBIR program. It is the belief of management that sales to the military for products such as the MP2 or the MHU-110 engine handler will not materialize until the omni-directional technology achieves commercial acceptance. We do believe, however, that products such as the ATX-3000 or the Cobra AWP can and will be sold to the US government, possibly including the military and made an application with DSCP (Defense Services Contracting, Philadelphia) in early 2006, which is similar to GSA excepting that DSCP sells to military only as compared to GSA selling to the entire government.

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

CURRENT OPERATIONS

Since 1995, substantially all of our resources and operations have directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of the components, including the unique shaped wheels, motors, and frames, have been specially designed by us and specially manufactured. Eighteen commercial omni-directional lift trucks, including ten carrying the UL Label, have been sold to customers in the United States, New Zealand, South Africa and Canada as of December 31, 2005 and several others are ready to ship pending receipt of funds or consummation of letters of credit or other credit facilities in the beginning of 2006. 18 units totaling $714,280 with options have been billed from January 1, through December 31, 2005.

ANSI testing refers to a series of tests including tilt testing the vehicle with each of the masts it will use to make certain that it will not fall over with a raised load at specified tilt angles. In addition, ANSI testing includes drop testing specified loads on the overhead guard to make certain that the overhead guard will not fail and crush the operator. These tests require us to turn the vehicle over to prove that the battery door lock will contain the battery in the event the vehicle is overturned. ANSI testing was performed by us and certified and documented that the tests have been completed and the vehicle has passed in all respects. This testing was required prior to the vehicle being sold to the public in the United States.

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

Although we anticipated that the initial production run of the Sidewinder Lift Truck would be completed during the second quarter of 2004, we did not complete our initial production run until the first quarter of 2005. We encountered several unforeseen delays in getting this product to market. Wheels, manufactured for us by The Timken Corporation with a promised delivery of May 2004, proved to be a more challenging operation than Timken first anticipated. In addition to meeting the high standards we require from the wheel manufacturer, Timken was obligated to manufacture the wheels within specified cost parameters. This required certain "manufacturing design" changes that insured both wheel integrity and cost savings. The first limited "production" wheels were shipped to us in August 2004 with final deliveries in March 2005.

These wheels were considered "production" wheels by us but considered "pilot" wheels by Timken, the primary difference being that while Timken delivered wheels in accordance with our production requirements, Timken did not produce the first 56 wheels from their "production" facility but rather their "research" facility. As a result, the first wheels coming from a Timken "production" facility were not delivered until August 2005.

During the past two years, in anticipation of commercial production, we solicited interest from targeted dealers nationwide, and in certain instances, received contracts from a number of these dealers. Due to the delay in establishing commercial production, the contracts were not fulfilled. In 2004, we began soliciting dealers for distribution and during the first quarter of 2004 have reached an agreement with certain dealers. Principal terms of the agreement reached is that these dealers will purchase our products which include the ATX-3000, the Cobra AWP (scissor lift) and conventional lift trucks and thereafter sell these products to their clients. Certain of the dealers were given "exclusive" territories, such as Airtrax Canada (Airtrax Canada is not owned or operated by us but we have authorized their use of the Airtrax name.) Airtrax Canada is required to purchase a minimum of 250 units of our Sidewinder or Cobra AWP or Filco trucks to maintain the "exclusivity" portion of the agreement between firms. They cannot lose their exclusivity because we cannot meet their sales requirements. This same type arrangement was reached with Lakeland in New Zealand for 125 vehicles each year, Airtrax Africa for 125 units each year, Omnilink in Greece and the Balkans for 125 units each year and others. Most dealers in the US have not been given exclusive territorial rights, though some have. They are required to purchase one or more vehicles, however, to become a dealer. Credit is not authorized to any dealers or foreign representatives at this time, but this no credit policy will change as required and as we advance our credit facilities. Currently all sales are paid in advance, under terms of an irrevocable letter of credit or cash on demand. Not all dealers have agreed to represent the conventional lift trucks line as some are established with other lift truck manufacturers and representing a competing product could be a violation of their existing agreement(s). Targeted dealers will consist of selected premier forklift dealers, currently selling other forklift products. It is our goal to have only a dealer network that consists of dealers who have substantial market share in the US, with a history of being able to sell and repair forklifts and/or related material handling solutions. Several of the targeted dealers are significant sized entities, having annual sales in excess of $100 million. We expect to provide a sales incentive to dealers through an aggressive pricing structure. Typically, a dealer will earn a commission ranging from $500 to $1,000 on the sale of a competitive forklift. Our pricing structure will enable the dealer to receive commissions from $3,500 to $4,000 per sale of the SIDEWINDER ATX-3000.

Eighteen commercial omni-directional lift trucks, including ten carrying the UL Label, have been sold to customers in the United States, New Zealand, South Africa and Canada as of December 31, 2005 and several others are ready to ship pending receipt of funds or consummation of letters of credit or other credit facilities in the beginning of 2006. 18 units totaling $714,280 with options have been billed from January 1, through December 31, 2005.

We have a current backlog as shown above and have potential orders with DSCP and other US Government agencies, though no orders are yet placed by the DSCP or Government agencies to date.

Transaction with Filco GmbH

In March 2004, we reached an agreement in principal, subject to certain closing conditions, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation. In April 2003, Filco GmbH acquired substantially all of the assets of Clark Material Handling of Europe GmbH which were located at Clark's facility in Rheinstrasse Mulheim a.d. Ruhr, Germany. These assets consisted of all of the tooling, machinery, equipment, inventory, intellectual property, office furniture and fixtures, and personnel necessary to build the entire Clark line of lift trucks, but excluded the building and land, as well as the rights to the Clark name. Further, Filco GmbH has entered into an 18-month lease agreement with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros, and Filco GmbH has been operating this plant since July 1, 2003. Filco's option to purchase the 200,000 square foot building and land for 4.7 million euros expired on December 31, 2005.

In October 2004, Mr. Filipov and we agreed to modify our agreement in principal so as to increase the number of shares of the capital stock of Filco GmbH which we would acquire, if we had finalized the acquisition, from 51% to 75.1%. The purpose of this change was to give us control of Filco GmbH in accordance with USGAAP and German law considerations regarding consolidation and capitalization. Further, this change was offered and accepted in consideration of our agreeing to advance Filco additional funds, in the form of a loan, to fund the start up of the Filco operation prior to the consummation of the transaction. All other conditions and terms of the agreement between the parties shall remain the same.

The consideration for the proposed acquisition consisted of the issuance of options to Mr. Filipov to purchase 900,000 shares of our common stock at an exercise price of $0.01. No more than 12.5% of such options can be exercised during any one year. Accordingly, Mr. Filipov cannot exercise the options to receive more than an aggregate of 112,500 shares of our common stock per year. Any increase on this exercise limit is subject to the approval of our board of directors. In addition, we agreed to loan Filco GmbH approximately $1,300,000, which, if the acquisition was completed, will be converted into equity of Filco GmbH along with approximately 1,300,000 Euros, plus interest, currently owed to Fil Filipov by Filco GmbH. Finally, the agreement in principal provided for Mr. Filipov to be appointed a director of our company and to receive an additional 100,000 options of our common stock for serving as a director. In December 2004, Mr. Filipov was appointed as a director of our company. Although the proposed acquisition with Filco was not completed and we are still in the process of negotiating with the German receiver to purchase the Filco assets, we appointed Mr. Filipov a director of our company because management believes that his credentials are extremely viable and valuable to our credibility in the investment and materials handling communities, particularly in Europe. Mr. Filipov has been employed in the materials handling industry virtually all of his life. We believe that his associations and relations in this industry can and will aid us as we pursue our business objectives.

Prior to our termination of the agreement in February 2006 (as further described below), it provided that we would register with the Securities and Exchange Commission all of the shares issuable to Mr. Filipov, including those underlying the described stock options.

We have loaned Filco GmbH an aggregate principal amount of $6,275,881.10 as of December 31, 2005, exclusive of interest at 8% per annum, pursuant to a series of secured and unsecured promissory notes. The loans are to be repaid on or prior to December 31, 2006. Of the $6,275,881.10 in loans to Filco, which approximately $5,400,000 is secured by Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings, and approximately $876,419.10 is unsecured in accord with the loan agreements and certified equipment appraisal. Interest earned to date in not included in the figures stated above. The amounts stated herein represent the appraised valuation of the machinery and equipment and does not include intellectual property, as no value has been appraised for intellectual property.

On January 20, 2006, Filco filed for insolvency in Germany. As a result of the filing by Filco, we terminated the Acquisition Agreement on February 7, 2006. As a result of the receivership, there area several options available to us as the largest creditor of Filco. A possibility exists for us to potentially write off the loans in total or in part, providing that we are successful in purchasing the entire assets of Filco from the German receiver. In the event that we cannot successfully finance the purchase of assets, then we will file a legal action in Germany for the recovery of our loans by enforcing our liens against Filco's machinery and equipment, as well as the intellectual property that is the subject of our secured interest. There can be no assurance that we would be able to recover all or a portion of our secured and unsecured loans to Filco. We maintain security interests in Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings for over 100 models of Clark lift trucks. An appraisal made by an independent appraiser in July 2005 which establishes equipment and machinery value as of April 2003 valued this machinery and equipment at 4,500,000 Euros (US $5,400,000). Such appraisal did not include the valuation of Filco's intellectual property, which we believe has significant value. We have used proceeds from the private placement offerings that we completed during 2004 and 2005 to fund such loans. To purchase all of the assets of Filco from the receiver, it is has been negotiated that 1.4 million Euros would be needed for all machinery and equipment, intellectual property and inventory and another 3 million Euros for the purchase of the building and property. In addition, we have determined that an additional $3.5 million will be required for operating capital for Filco. Our analysis shows that additional estimated working capital needs during the 2nd year will be another $5,000,000 to achieve profitable and expanded operations. It should be noted that the operations we are describing are different than previously discussed by management. Significant differences exist in operations that could take place in the event of our proposed purchase of Filco assets from the German receiver. First, we would own all of the assets, have no debt (excepting that incurred to finance the asset purchase and would have no union employees. Should we complete the purchase of Filco assets, we will need to raise additional capital through equity or proper lines of credit in order to fund the working capital needs. We intend to provide additional funds, after year one, either in the form of guaranteed credit lines or through additional sales our securities. We have contacted several financial institutions attempting to secure credit lines necessary for successful operations.

The funds which we loaned to Filco during the time when its plant was closed for much of 2004 and through 2005 was used to assist the company in reopening its plant prior to Filco filing for insolvency. Loans provided by us were used by Filco to purchase inventory, pay some debt, to pay employee payroll at a 20% short work rate (employees have been working 20% of the time and unemployment has compensated the balance of their payroll), to pay current heating, lighting and power, telephones, leases and to order parts to get into production.

The amounts loaned to Filco to date, even if unrecoverable, would not prevent us from commencing the manufacture of the Sidewinder Omni-Directional Lift Truck. The manufacture and sale of omni-directional material handling equipment is our primary goal. During the second quarter of 2005, we realized limited revenues f from the first sales of the Sidewinder Omni-Directional Lift Truck.

We have not yet completed the purchase of Filco's assets from the German receiver because we have not raised sufficient funding. We want to ensure that this operation, should we purchase the assets of Filco, has the necessary capital to achieve profitable and full operations. Filco had a cash burn rate of approximately $300,000 per month. Over the past 9 months, Filco has burned approximately $3 million with limited operations awaiting parts and funding from us to properly function.

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

Since that time, Filco has operated with very limited operating capital, and had unresolved union issues. As a result, Filco has not operated profitably, or at all. It was not until 2005 that Filco has commenced manufacturing after receiving operating capital from us in the form of unsecured loans, then secured loans. In addition, in 2005 Filco resolved its worker's union issues (as further described in Management's Discussion and Analysis of Financial Condition and Results of Operations"). During 2005, Filco has manufactured and or reconditioned no more than 14 lift trucks. Filco has manufactured (assembled) several prototype tractors for a Russian company which has signed agreements with Filco to continue the assembly at its plant. Due to Filco's filing for receivership on January 20, 2006, this contract has been terminated and the prototype tractors were removed from the facility.

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

Business Purposes of the Proposed Asset Purchase of Filco GmbH

In general, the Filco proposed asset purchase from the German receiver could provide us access to strategic partnerships in personnel and successful business ventures, sales and market exposure in Europe.

The proposed purchase of Filco assets may include a leased manufacturing facility, with an experienced workforce, inventory, intellectual property, and machinery sufficient to fill 200,000 square feet of assembly and manufacturing. Filco's assets could provide us with cliental throughout Europe and the Middle East. This could provide us with the ability to sell a complete line of lift trucks beyond the limited sized Sidewinder Omni-Directional Lift Truck. It would provide manufacturing or assembly for our products, including, but not limited to, the aerial work platforms or any other products we develop or can contract to assemble with other companies.

In addition, if the asset purchase from the German receiver is completed, we anticipate that we will establish manufacturing capability in Europe, to complement our manufacturing in the United States. We currently purchase a high percentage of our parts in Europe, including, but not limited to, the frames from Bulgaria, motors and controllers manufactured in the Czech Republic and Sweden, and transmissions, brakes and seats manufactured in Germany. The mast could be manufactured, the frames could be powder coated (painted), and European parts could be assembled at the Filco plant. Partially assembled vehicles would be shipped to the United States for final assembly. Wheels and other parts for the vehicles may be shipped from the United States for the completion of manufacturing at Filco. We believe we could cut manufacturing costs because our material handling equipment could be manufactured in the continent in which it is sold, i.e., Europe. With our manufacturing capabilities in the United States, this potential asset purchase would allow a portion of the Sidewinder becoming assembled and manufactured in each of the two continents that purchase and use about 70% of all material handling equipment worldwide. We recently sold two Sidewinders to our dealer in Spain. The parts mentioned above were shipped to the US for assembly at an approximate cost of $700 per truck. The finished Sidewinders were shipped to Spain at a cost of $1,750 per truck. Therefore, shipping in both directions cost almost $2,500 per truck. This dealer expects to order 75 more trucks. If such order is made, we will spend over $200,000 in shipping cost alone under present conditions.

The primary objective that must be achieved to reach the aforementioned goal(s) is to secure the necessary financing required to fund the asset purchase from the German receiver and manufacturing objectives. There can be no assurance that we will be able to raise sufficient capital necessary to complete the asset purchase and fund the manufacturing objectives.

MANUFACTURING AND SUPPLIERS

The initial production of our lift trucks was completed by us at the Warminster PA facility with all further production moved to the newly leased 30,000 square foot facility at Blackwood, NJ. The frames and overhead guards for the first production run were manufactured in Bulgaria in accord with our specifications. We presently receive frames and overhead guards from a US manufacturer as well as from Bulgaria. The parties operate under the terms of written purchase orders. Parts and assemblies for commercial models are ordered and/or procured from other vendors. The initial production run was completed with wheels manufactured for us by The Timken Corporation and components from other suppliers. Frank Cooper, former plant manager for GM, is our plant manager. Mr. Cooper has established the production assembly process and procedure for our vehicle assembly. His processes have helped to develop procedures, and to incorporate inventory control and quality assurance programs. We plan to create the framework for rapidly scalable production capacity at the Blackwood facility and initially this plant will be sized for nominal monthly production but capable of ramping up for anticipated demand before year's end. We also plan to manufacture the omni-directional lift truck at the Filco facility for European and Middle Eastern sales should we complete the asset purchase of Filco from the German receiver.

Components for our forklifts consist of over the counter products and proprietary products that have been specially designed and manufactured by various suppliers in collaboration with us. We believe that continual refinements of certain components will occur during the first six months of initial production in response to user feedback and additional product testing. We will strive to improve product functionality which may require additional refinements in the future. The need for additional refinements on a continuing basis may slow projected product sales.

We consider the specially designed and manufactured products proprietary, and have entered into exclusive contractual agreements with certain suppliers to protect the proprietary nature of these products. These arrangements prohibit the supplier from producing the same or similar products for other companies. In addition, while we maintain single sources for some of the over the counter components, we believes that other sources are available if necessary and are working to insure that we have secondary suppliers.

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

During the past two years, in anticipation of commercial production, we solicited interest from targeted dealers nationwide, and in certain instances, received contracts from a number of these dealers. Due to the delay in establishing commercial production, the contracts were not fulfilled. In 2004, we began soliciting dealers for distribution and during the first quarter of 2004 have reached an agreement with a number of dealers nationwide, as well as in several foreign countries. Principal terms of the agreement reached is that these dealers will purchase our products which include the ATX-3000, the Cobra AWP (scissor lift) and conventional lift trucks and thereafter sell these products to their clients. Certain of the dealers were given "exclusive" territories, such as Airtrax Canada (Airtrax Canada is not owned or operated by us but we have authorized their use of the Airtrax Name.) Airtrax Canada is required to purchase a minimum of 250 units of the Airtrax Sidewinder or Cobra AWP or Filco trucks, or private labeled Airtrax conventional trucks, to maintain the "exclusivity" portion of the agreement between firms. They cannot lose their exclusivity because we cannot meet their sales requirements. This same type arrangement was reached with Lakeland in New Zealand for 125 vehicles each year, Airtrax Africa for 125 units each year, Omnilink in Greece and the Balkans for 125 units each year and others. The dealers in the US generally have not been given exclusive territorial rights, but that has occurred in some areas. They are required to purchase one or more vehicles, however, to become a dealer. Credit terms are now available to approved dealers while foreign dealers are only sold under the terms of letters of creditAll sales are paid in advance, under terms of an irrevocable letter of credit or approved credit terms. Not all dealers have agreed to represent the conventional lift trucks line as some are established with other lift truck manufacturers and representing a competing product could be a violation of their existing agreement(s). Targeted dealers will consist of selected premier forklift dealers, currently selling other forklift products. The dealer network will consist of dealers who have substantial market share in the US, with a history of being able to sell and repair forklifts and/or related material handling solutions. Several of the targeted dealers are significant sized entities, having annual sales in excess of $100 million. We expect to provide a sales incentive to dealers through an aggressive pricing structure. Typically, a dealer will earn a commission ranging from $500 to $1,000 on the sale of a competitive forklift. Our pricing structure will enable the dealer to receive commissions from $3,500 to $4,000 per sale of the SIDEWINDER ATX-3000.

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

We have recently formed a leasing company, Airtrax Financial Services, Inc. ("AFS"), wherein we own a 48.5% interest but enjoy a 51% voting interest. As of the date hereof, financing arrangements have been made whereby Commerce Bank or other banks will provide funding for dealers or individual non-recourse loans. None of our funds have yet been allocated to AFS. It has been agreed to use no more than $50,000 worth of common stock to fund AFS, as funding is required.

In addition to establishing our own dealer network, we will attempt to capitalize on the existing distribution network of MEC if we are able to reach a formal agreement with MEC and successfully develop the omni-directional work platform discussed above. We would seek to include our omni-directional forklift into the distribution network of MEC, which consist of approximately 200 dealers. We cannot predict whether a formal agreement will be entered into between the parties, or whether any sales will result form the aerial work platform to be developed by the parties.

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

Product Warranty Policies

Our product warranty policy is similar to the warranty policies of other major manufacturers, i.e., one-year warranties on all parts and labor, and two years on major parts. However, our vehicles have very few parts to warranty. In addition, manufacturers of our parts and vehicles have their own warranty policies that, in effect, take the financial exposure from our company. There are exceptions to this rule, such as the frame and significantly, the motors and controllers. These parts have an eighteen-month guarantee or warranty, but the coverage begins when the product is shipped to us and not when the product is purchased. As a result of this policy, Danaher has increased the warranty from 12 to 18 months for us.

FACILITIES

We maintain our administrative offices and assembly facilities at 200 Freeway Drive, Unit One, Blackwood, NJ 08012. This facility is a total of 30,000 square feet with 3,000 square feet allocated to offices and cost a monthly rental fee of $12,750. H&R Industries of Warminster PA provides contract manufacturing and assembly services to us, including, but not limited to, manufacturing of our prototype machines, and testing prototypes. Up until June of 2005, H&R Industries was also used for the storage of production-readied parts. In addition, H&R has provided rental space to assemble our first "production" vehicles. Through December 31, 2002, the arrangement between the parties has been rent-free. Effective January 1, 2003, we agreed to pay H&R Industries a rental fee of $3,000 per month and have the option to pay in cash or in the form of common stock. The arrangement was on a month-to-month basis. We left the facility at H&R Industries and moved to our own facility in Blackwood NJ in June 2005.

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

PATENTS AND PROPRIETARY RIGHTS

On January 22, 2002, we received US patent #6,340,065 relating to our low vibrations wheels. On May 28, 2002, we received US patent #6,394,203 encompassing certain aspects of the omni-directional wheel with some features specific to the forklift, and in April 15, 2003 we received US patent #6,394,203 relating to methods for designing low-vibration wheels. We also have several patent applications pending relating to other aspects of our technology. We expect to make future patent applications relating to various other aspects of our omni-directional technology. We also have filed a patent application for our power module. At this time, no foreign patents have been issued for any of our technology. In December 1997, we were awarded a patent for an omni-directional helicopter ground-handling device.

We also seek to protect our proprietary technology through exclusive supply contracts with manufacturers for specially designed and manufactured components.

PRODUCT LIABILITY

Due to nature of our business, we may face claims for product liability resulting from the use or operation of our forklifts or other products.

Presently, we maintain product liability insurance in the amount of $1 million. This amount will be increased to $10 million in the future, as we deem necessary to do so. We obtained said insurance commensurate with the initial shipment of our omni-directional forklifts.

EMPLOYEES

As of April 11, 2006, we have nine full time employees which includes our President, and 10 contract employees, and engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our administrative offices and assembly facilities at 200 Freeway Drive, Unit One, Blackwood, NJ 08012. This facility is a total of 30,000 square feet with 3,000 square feet allocated to offices and cost a monthly rental fee of $12,750. H&R Industries of Warminster PA provides contract manufacturing and assembly services to us, including, but not limited to, manufacturing of our prototype machines, and testing prototypes. Up until June of 2005, H&R Industries was also used for the storage of production-readied parts. In addition, H&R has provided rental space to assemble our first "production" vehicles. Through December 31, 2002, the arrangement between the parties has been rent-free. Effective January 1, 2003, we agreed to pay H&R Industries a rental fee of $3,000 per month and have the option to pay in cash or in the form of common stock. The arrangement was on a month-to-month basis. We left the facility at H&R Industries and moved to our own facility in Blackwood NJ in June 2005.

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


                                                   $High          $Low
                                                    ----           ----

2006    First Quarter                               2.39           1.08

2005    First Quarter                               3.07           1.83
        Second Quarter                              2.95           1.85
        Third Quarter                               4.70           2.07
        Fourth Quarter                              3.40           2.20

2004    First Quarter                               1.60           0.65
        Second Quarter                              1.45           0.75
        Third Quarter                               1.15           0.61
        Fourth Quarter                              3.35           0.81

As of April 11, 2006, there were 22,283,624 shares of common stock outstanding.

As of April 11, 2006, there were approximately 935 stockholders of record of our common stock, respectively. This does not reflect those shares held beneficially or those shares held in "street" name.

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

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

On March 1, 2006, we issued an aggregate principal amount $150,000 of our 4% Unsecured Convertible Debentures and 5 year warrants to purchase an aggregate of 48,077 shares of our common stock to two of the investors in our November 2004 private placement. The debentures mature on March 1, 2008, pay simple interest at a rate of 4% per annum and are convertible into shares of our common stock at a price equal to 1.56 per share. The warrants are exercisable into shares of our common stock at a price equal to $1.65 per share. Our issuance of the aforementioned securities were in settlement of accrued liquidated damages which we owed to these investors for our inability to have the SEC declare our registration statement on Form SB-2 effective within the specified timeframe as set forth in the Registration Rights Agreement dated November 22, 2004. In addition, the investors agreed to forego any future accrual and payment of such liquidated damages.

On February 13, 2006, we completed a private placement of our 8% Series D Unsecured Convertible Debentures and Stock Purchase Warrants to certain accredited investors pursuant to that certain Subscription Agreement dated as of February 13, 2006 under which we sold an aggregate of $391,200 principal amount Debentures convertible into shares of our common stock, no par value, and warrants to purchase 250,769 shares of our Common Stock to certain accredited investors who are parties to the Subscription Agreement for an aggregate purchase price of $391,200.

The Debentures mature on February 13, 2007. Provided there then exists no event of default by us under the Debentures, the principal of and any accrued but unpaid interest due under the Debentures on the maturity date shall automatically be converted into shares of Common Stock on the maturity date at the then applicable conversion price. The Debentures pay simple interest quarterly accruing at the annual rate of 8%, either in the form cash or shares of our Common Stock, at our election, which shall be valued and computed based upon the conversion price of the Debentures. The Debentures are convertible into shares of our Common Stock at a conversion price equal to $1.56. We may in our discretion require, after 90 days from the closing date, that the Investors convert all or a portion of the Debentures at a price equal to$1.56 per share.

In addition, we issued 250,769 Warrants to the Investors, representing an amount of Warrants equal to 100% of the quotient of (i) the principal amount of the Debentures issued at the closing date divided by (ii) the conversion price of the Debentures. The Warrants are exercisable at a price equal to $2.50, from the date of issuance until 5 years after the closing date.

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

On October 28, 2005, we held our second and final closing with certain accredited investors pursuant to a right of participation which was granted to such investors under that certain securities purchase agreement dated as of November 23 and 24, 2004 and the subscription agreement dated as of February

11,2005. In connection with the second closing, we sold an aggregate of $548,000 principle amount of Debentures convertible into shares of our common stock, no par value, at a conversion price of $2.00 per share, and issued 275,000 warrants exercisable at $3.25 per share for an aggregate purchase price of $ 548,000.

First Montauk Securities Corp. (the "Selling Agent") acted as selling agent in connection with the first and second closings of the Offering in which an aggregate amount of $1,548,000 of Debentures and Warrants were sold. Pursuant to the second closing, we paid commissions of $54,800, a non-accountable expense allowance of $16,440, and issued 27,400 Warrants to the placement agent, a registered broker dealer firm, exercisable at $3.25 per share, each as consideration for services performed in connection with the issuance of the Debenture and Warrants to the Investor pursuant to the Purchase Agreement.

On August 25, 2005, we issued an aggregate of 187,939 shares of common stock to a certain creditor of Filco GmbH pursuant to a certain Assignment and Purchase Agreement which we entered into with the creditor.

On July 1, 2005 we issued options to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $.85 per share to certain of our employees and consultants as compensation for services performed on our behalf.

In April and July of 2005, we issued an aggregate of 30,000 shares of common stock to a certain investor relations consulting firm as compensation for services performed on our behalf.

On May 31, 2005, we entered into a 8% Series B Unsecured Convertible Debenture and Warrants Purchase Agreement with one accredited investor pursuant to which we sold a $500,000 principal amount unsecured convertible debenture (the "Debenture") convertible into shares of our common stock, no par value, at a conversion price equal to $1.30 per share, and stock purchase warrants to purchase 384,615 shares of our common stock at an exercise price equal to $3.25 per share, to a certain investor who is a party to the Purchase Agreement for an aggregate purchase price of $500,000. First Montauk Securities Corp. acted as selling agent in connection with the offering. We issued a total of 38,462 warrants on May 31, 2005 to the selling agent as partial consideration for services performed in connection with the offering. The warrants are exercisable at a price equal to $2.11 for a period of 5 years from the closing date.

On April 7, 2005, we issued an aggregate of 28,453 shares of our common stock to the holders of our convertible promissory notes at a conversion price of $1.30 per share which we issued pursuant to our February 11, 2005 Subscription Agreement, as payment, in lieu of cash, of accrued interest due to the holders under such notes. The closing price for our common stock on the date the conversion, March 29, 2005, was $2.35 per share.

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

OVERVIEW

Since 1995, substantially all of our resources and operations have directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of the components, including the unique shaped wheels, motors, and frames, have been specially designed by us and specially manufactured for us. Eighteen commercial omni-directional lift trucks, including ten carrying the UL Label, have been sold to customers in the United States, New Zealand, South Africa and Canada as of December 31, 2005 and others are ready to ship pending receipt of funds or consummation of letters of credit or other credit facilities. 18 units totaling $714,280 with options have been billed from January 1, through December 31, 2005.

We have commenced production and have received the parts required for production of a total of 57 trucks of our Sidewinder ATX-3000 Omni-Directional Lift Truck. As of December 31, 2005, we did not have all of the parts required from every vendor for completion of the trucks other than those heretofore noted. The assembly and sale is dependent upon delivery of all of the required parts.

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

Complete assembly is conducted by us at our newly leased facilities at 200 Freeway Drive Unit One, Blackwood, NJ 08012. Approximately 50% of the frames are manufactured in the USA. These frames are shipped to the Blackwood plant for complete assembly. Besides the assembly of vehicles at Blackwood, partially assembled vehicles are shipped to the Blackwood facility from the Filco plant in Germany. To date, partial assembly of approximately 19 lift trucks have been completed at the Filco plant, 14 of which and have been shipped to the USA for final assembly. To date, a total of approximately 60 lift trucks have been shipped from Bulgaria to the Filco plant for partial assembly and approximately 30 of these have been shipped to the Blackwood plant for final assembly during the fourth quarter of 2005. All assembly or partial assembly from the Filco plant ceased on January 20, 2006 after Filco filed for insolvency. Additional frames and other parts totaling some $450,000 remain at Filco awaiting release by the receiver to us. Most frames manufactured in Bulgaria had to be re-machined to be within the tolerances required for these frames. The re-machining charges will be back-charged to the frame manufacturer. The frame manufacturer will adjust tooling to get the tolerances to the required specifications for future deliveries.

We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2005 and 2004, we had a net loss of $(14,935,478) and $(3,491,950), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

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

We have loaned Filco GmbH an aggregate principal amount of $6,275,881.10 as of December 31, 2005, exclusive of interest at 8% per annum, pursuant to a series of secured and unsecured promissory notes. The loans are to be repaid on or prior to December 31, 2006. Of the $6,275,881.10 in loans to Filco, which approximately $5,400,000 is secured by Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings, and approximately $876,419.10is unsecured in accord with the loan agreements and certified equipment appraisal. Interest earned to date in not included in the figures stated above. The amounts stated herein represent the appraised valuation of the machinery and equipment and does not include intellectual property, as no value has been appraised for intellectual property.

On January 20, 2006, Filco filed for insolvency in Germany. As a result of the filing by Filco, we terminated the Acquisition Agreement on February 7, 2006. We are currently in discussions with the receiver in Germany to determine the status of our secured and unsecured loans to Filco, as well as to explore the possibility of purchasing all or a portion of the assets of Filco. This is dependent upon our ability to secure financing adequate to purchase the assets of Filco and supply necessary operating capital. We currently have no financing agreements in place and there can be no assurance that we will obtain financing on terms that are favorable to us. As a creditor, we have filed liens against Filco's machinery and equipment and intellectual property. We will seek to recover on our secured and unsecured loans asset forth above through appropriate legal channels in the event an asset purchase does not materialize.

We have not yet completed the purchase of Filco's assets from the German receiver because we have not raised sufficient funding. We want to ensure that this operation, should we purchase the assets of Filco, has the necessary capital to achieve profitable and full operations. Filco had a cash burn rate of approximately $300,000 per month. Over the past 9 months, Filco has burned approximately $3 million with limited operations awaiting parts and funding from us to properly function.

The funds which we loaned to Filco during the time when its plant was closed for much of 2004 and through 2005 was used to assist the company in reopening its plant prior to Filco filing for insolvency. Loans provided by us were used by Filco to purchase inventory, pay some debt, to pay employee payroll at a 20% short work rate (employees have been working 20% of the time and unemployment has compensated the balance of their payroll), to pay current heating, lighting and power, telephones, leases and to order parts to get into production.

Loans to Filco GmbH

We loaned Filco GmbH an aggregate principal amount of $6,255,462 as of March 31, 2006, exclusive of interest at 8% per annum, pursuant to a series of secured and unsecured promissory notes. The loans are to be repaid on or prior to December 31, 2006. Of the $6,255,462 in loans to Filco, approximately $5,400,000 is secured liens against Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings, and approximately $856,000 is unsecured in accord with the loan agreements and certified equipment appraisal. Interest earned to date in not included in the figures stated above. The amounts stated herein represent the appraised valuation of the machinery and equipment and does not include intellectual property, as no value has been appraised for intellectual property.

The loans are to be repaid on or prior to December 31, 2006. On January 20, 2006, Filco filed for insolvency in Germany. As a result of the filing by Filco, we terminated the Acquisition Agreement on February 7, 2006. As a result of the receivership, there area several options available to us as the largest creditor of Filco. A possibility exists for us to potentially write off the loans in total or in part, providing that we are successful in purchasing the entire assets of Filco from the German receiver. In the event that we cannot successfully finance the purchase of assets, then we will file a legal action in Germany for the recovery of our loans by enforcing our liens against Filco's machinery and equipment, as well as the intellectual property, that is the subject of our secured interest. There can be no assurance that we would be able to recover all or a portion of our secured and unsecured loans to Filco. We maintain security interests in Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings for over 100 models of Clark lift trucks. An appraisal made by an independent appraiser in July 2005 which establishes equipment and machinery value as of April 2003 valued this machinery and equipment at 4,500,000 Euros (US $5,400,000). Such appraisal did not include the valuation of Filco's intellectual property, which we believe has significant value. We have used proceeds from the private placement offerings that we completed during 2004 and 2005 to fund such loans. To purchase all of the assets of Filco from the receiver, it is has been negotiated that 1.4 million Euros would be needed for all machinery and equipment, intellectual property and inventory and another 3 million Euros for the purchase of the building and property. In addition, we have determined that an additional $3.5 million will be required for operating capital for Filco. Our analysis shows that additional estimated working capital needs during the 2nd year will be another $5,000,000 to achieve profitable and expanded operations. It should be noted that the operations we are describing are different than previously discussed by management. Significant differences exist in operations that could take place in the event of our proposed purchase of Filco assets from the German receiver. First, we could own all of the assets, have no debt (excepting that incurred to finance the asset purchase and would have no union employees). Should we complete the purchase of Filco assets, we will need to raise additional capital through equity or proper lines of credit in order to fund the working capital needs. We intend to provide additional funds, after year one, either in the form of guaranteed credit lines or through additional sales our securities. We have contacted several financial institutions attempting to secure credit lines necessary for successful operations.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

RESULTS OF OPERATIONS

We have been a development stage company for much of 2005 and all of 2004 periods and have not engaged in full-scale operations for the periods indicated. The limited revenues for the periods in 2005 have been derived from the sales of omni-directional lift trucks. The available dollar limits of contracts with the United States Navy were substantially completed during 2002, and we recognized limited revenues from the United States Navy contract during 2003. During 2006, we hope to commence full production. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

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

REVENUES

Revenues for fiscal 2005 were $781,202, representing a increase of $781,202 from revenues of $0 for the 2004 period. This increase is revenue can be attributed to our realized revenues from the first sales of the Sidewinder Omni-Directional Lift Truck in 2005.

COST OF GOODS SOLD

Cost of sales for 2005 was $729,080 which reflects a $729,080 increase from $0 in fiscal 2004. This increase in cost of goods sold can be attributed to our realized revenues from the first sales of the Sidewinder Omni-Directional Lift Truck in 2005.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses which includes administrative salaries, depreciation and overhead for the 2005 period totaled $9,758,435 which represents an increase of $7,228,660 from $2,529,775 incurred in 2004. The increase is due primarily to (i) the impairment adjustment due to Filco in the amount of approximately $4,700,839; (ii) approximately $195,876 in Filco audit fees; (iii) increased options for services in the amount of approximately $861,550; (iv) liquidated damages in the amount of approximately $281,281, and
(v) approximately $153,911 in payroll. Interest expense payable to third party suppliers totaled $97,115 for the 2005 period, representing a $66,221 increase from $30,894 for the 2004 period. In 2005, we posted $15,247 in other income from interest payments due from Filco GmbH, which contrasts with $86,667 for the prior year-end. Net loss before taxes in 2005 was $15,802,891 which reflects an increase of $12,112,118 from $3,690,773 in net loss before taxes for the 2004 period.

In 2005, we realized $114,525 on the sale of our net operating losses and tax credits under a New Jersey program described further in Liquidity and Capital Resources below. This amount contrasts with $175,413 recorded during 2004.

Loss attributable to shareholders for 2005 was $15,416,456 which represents a increase of $11,924,506 from $3,491,950 during the 2004 period. During 2005, we paid dividends on our preferred stock to a controlling shareholder of our company in the amount of $51,563. For the year ended December 31, 2004, we paid dividends on our preferred stock to a controlling shareholder of our company in the amount of $131,771. Deficit accumulated during development stage during 2005 was $15,468,019 (or a loss per share of $0.72 for common stockholders) which represents an increase of $11,844,298 from $3,623,721 (or a loss per share of $0.29 for common stockholders) for the 2004 period.

RESEARCH AND DEVELOPMENT

We incurred $544,933 and $519,804 in research and development expenses during the year ended December 31, 2005 and 2004, respectively. Research and development activities during fiscal 2005 primarily involved continued testing and evaluation of omni-directional components and preparing these components for production in 2005. Our wheel design was changed from the "concept" to "production" phase. This was and is an ongoing process between our and Timken's engineers to insure manufacturability. The motors and controllers were designed and/or changed in design in order to meet ANSI (American National Standards Institute) and UL (Underwriters Laboratories) testing requirements. Danaher and us revised the algorithms used in the motor controllers as well the microprocessor that runs the machines. Research and development activities also included further changes to existing designs and new designs that were patented or for those patents with pending applications. Portions of the costs we incurred due to testing and research and development were charged to the US Navy contract as provided therein.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the private placement of our common stock and from loans from our President. During 2005 and 2004 we raised net of offering costs $5,991,638 and $5,103,103, respectively, from the private placement of our securities.

During 2000, we were approved by the State of New Jersey for our technology tax transfer program pursuant to which we could sell our net operating losses and research and development credits as calculated under state law. During 2005 and 2004, we recorded credits of $867,413 and $198,823, respectively from the sale of our losses and credits (see Note 9 to financial statements).

We have experienced negative cash flows from operations of $3,701,875 during 2005 and $1,614,687 during 2004. These negative results stem primarily from losses attributable to common shareholders of $15,416,456 in 2005 and $3,491,950 in 2004. These results are not unusual for a company in the development state; it is noteworthy that significant portions of the losses in 2004 result from non cash charges, primarily from equity securities issued for services. In 2005, significant portions of the losses result from non-cash charges, from the impairment adjustment due to Filco, conversion expense and equity securities issued for services.

We have consistently demonstrated our ability to meet our cash requirements through private placements of its common stock. We have continued to similarly satisfy those requirements during the year ended December 31, 2005.

We anticipate that our cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising in anticipation of the rollout of its omni-directional forklift.

We will require additional funds to continue our operations beyond the initial production run. We anticipate that operating capital in the amount of $3 million will be required during calendar year 2006 to sufficiently fund operations. Of the total amount, approximately 80% is projected for parts and component inventory costs, with the balance projected as general operating expenditures, which includes overhead and salaries. We expect to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as we transition from the initial production run to full-scale production. We partially funded these additional cash requirements through the issuance of equity and/or debt securities which may be similar to the offering described above. We cannot predict whether we will be successful in obtaining sufficient capital to fund continuing operations. If we are unable to obtain sufficient funds in the near future, such event will delay the rollout of its product and likely will have a material adverse impact on us and our business prospects.

As of December 31, 2005, our working capital deficit was $(2,926,787). Fixed assets, net of accumulated depreciation, and total assets, as of December 31, 2005, were $190,893 and $5,993,216, respectively. Current liabilities as of December 31, 2005 were $6,186,390.

Liquidated Damages

On May 31, 2005 we entered into a Letter Agreement (the "Letter Agreement") with the accredited investors who participated in our November 2004 private placement (the "November 2004 Investors") pursuant to which we agreed to pay to the November 2004 Investors an aggregate amount of $120,429.33, representing an amount equal to 2% of the aggregate amount invested by the November 2004 Investors for each 30-day period or pro rata for any portion thereof, as liquidated damages for our failure to file the registration statement within 45 days of November 22, 2004 and for our failure to have such registration statement declared effective by the SEC within 90 days of November 22, 2004. The amount paid to the November 2004 Investors pursuant to the Letter Agreement represents a default of 36 days with respect to filing the registration statement and a default of 100 days with respect to having the registration statement declared effective by the SEC. Under the Letter Agreement, the liquidated damages paid to the November 2004 Investors satisfies our obligations until June 30, 2005.

From July 1, 2005 through January 6, 2006, an aggregate amount of approximately $271,146 has accrued in liquidated damages payable to the November 2004 Investors. Further liquidated damages will continue to accrue since we withdrew the registration statement which registered the shares underlying the securities issued in the November 2004 private placement. As of the date hereof, the November 2004 Investors have not demanded payment of the aforementioned unpaid and accrued liquidated damages from us.

SUBSEQUENT EVENTS

On March 1, 2006, we issued an aggregate principal amount $150,000 of our 4% Unsecured Convertible Debentures and 5 year warrants to purchase an aggregate of 48,077 shares of our common stock to two of the investors in our November 2004 private placement. The debentures mature on March 1, 2008, pay simple interest at a rate of 4% per annum and are convertible into shares of our common stock at a price equal to 1.56 per share. The warrants are exercisable into shares of our common stock at a price equal to $1.65 per share. Our issuance of the aforementioned securities were in settlement of accrued liquidated damages which we owed to these investors for our inability to have the SEC declare our registration statement on Form SB-2 effective within the specified timeframe as set forth in the Registration Rights Agreement dated November 22, 2004. In addition, the investors agreed to forego any future accrual and payment of such liquidated damages. We are currently negotiating with the remaining two investors of the November 2004 private placement to settle the liquidated damages which we currently, and in the future will, owe.

Liquidated Damages

On March 17, 2006, we began to accrue liquidated damages to the investors of the first and second closings of our October 2005 private placement because we did not register shares of our common stock underlying the Series C Unsecured Convertible Debentures and common stock purchase warrants within 150 days from the initial closing date of October 18, 2005. We have begun discussions with the lead investor of the October 2005 private placement, and intend to engage in negotiations with the remaining investors, to settle the liquidated damages which we currently, and in the future will, owe.

                                  RISK FACTORS

In addition to other information contained in this Form 10-KSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

              RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE MAY NEVER BECOME PROFITABLE AND CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE OUR INCEPTION.

We may never become profitable and continue as a going concern because we have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2005 and 2004, we had a net loss of $(14,935,478) and $(3,491,950), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available you may experience significant additional dilution.

WE HAVE A LIMITED OPERATING HISTORY

We have been in operation since 1995. However, since 1995, our operations have been limited to the development of our omni-directional products, and limited revenue has been generated during this period. Consequently, our business may be subject to the many risks and pitfalls commonly experienced by companies with limited operations.

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

Our business operations will be harmed if we are unable to obtain additional funding. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the provision of our technology and products. As of December 31, 2005, we have loaned $6,275,881.10 to Filco. On, January 20, 2006, Filco filed for insolvency in Germany. As a result of the filing by Filco, we terminated the Acquisition Agreement on February 7, 2006. We are currently in discussions with the receiver in Germany to determine the status of our secured and unsecured loans to Filco, as well as to explore the possibility of purchasing all or a portion of the assets of Filco. This is dependent upon our ability to secure financing adequate to purchase the assets of Filco and supply necessary operating capital. We currently have no financing agreements in place and there can be no assurance that we will obtain financing on terms that are favorable to us. As a creditor, we have filed liens against Filco's machinery and equipment and intellectual property. We will seek to recover on our secured and unsecured loans asset forth above through appropriate legal channels in the event an asset purchase does not materialize.

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

WE CURRENTLY LACK ESTABLISHED DISTRIBUTION CHANNELS FOR OUR FORKLIFT PRODUCT
LINE.

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

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. PETER AMICO, OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

Our ability to successfully conduct our business affairs will be dependent upon the capabilities and business acumen of current management including Peter Amico, our President. Accordingly, shareholders must be willing to entrust all aspects of our business affairs to our current management. Further, the loss of any one of our management team could have a material adverse impact on our continued operation.

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

Although management believes our product will have significant competitive advantages to conventional forklifts, we are competing in an industry populated by some of the foremost equipment and vehicle manufacturers in the world. All of these companies have greater financial, engineering and other resources than us. No assurances can be given that any advances or developments made by such companies will not supersede the competitive advantages of our omni-directional forklift. In addition, many of our competitors have long-standing arrangements with equipment distributors and carry one or more of competitive products in addition to forklifts. These distributors are prospective dealers for our company. It therefore is conceivable that some distributors may be loath to enter into any relationships with us for fear of jeopardizing existing relationships with one or more competitors.

DUE TO THE RECENT INSOLVENCY OF FILCO GMBH, THERE CAN BE NO ASSURANCE THAT WE WILL PURCHASE TH ASSETS OF FILCO OR RECOVER OUR LOANS IN THE AGGREGATE AMOUNT OF $6,275,881.10 MADE TO FILCO AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO DO SO.

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

On January 20, 2006, Filco filed for insolvency in Germany. As a result of the filing by Filco, we terminated the Acquisition Agreement on February 7, 2006. We are currently in discussions with the receiver in Germany to determine the status of our secured and unsecured loans to Filco, as well as to explore the possibility of purchasing all or a portion of the assets of Filco. There can be no assurance that we will be able to purchase the assets of Filco on terms which are favorable to us, or at all. Due to the insolvency filing by Filco, we are attempting to recover our loans in the aggregate amount of $6,275,881.10, exclusive of principal and interest at 8% per annum in accord with the loan agreements made to Filco and there can be no assurance that we will be able to do so. If we are unable to recover our loans, we may have to curtail our operations or seek additional financing.

                       RISKS RELATING TO OUR COMMON STOCK

WE HAVE ISSUED COMMON STOCK, WARRANTS, AND CONVERTIBLE NOTES TO INVESTORS AND IN EXCHANGE FOR FEES AND SERVICES AT A DISCOUNT TO THE MARKET PRICE OF OUR COMMON STOCK AT THE TIME OF SUCH ISSUANCE. THIS RESULTS IN A LARGE NUMBER OF SHARES WHICH HAVE BEEN ISSUED AND A LARGE NUMBER OF SHARES UNDERLYING OUR WARRANTS AND OTHER CONVERTIBLE SECURITIES THAT ARE OR MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

We had 22,283,624 shares of common stock outstanding as of April 11, 2006, including an aggregate of 3,874,605 shares issued upon a conversion of our convertible notes in March 2005 pursuant to our February 2005 private placement, and we had convertible notes which require the issuance of 1,158,615 additional shares of common stock pursuant to our May and October 2005 private placements, and warrants which require the issuance of 4,864,230 additional shares of common stock pursuant to our November 2004, and February, May, and October 2005 private placements, each of which have been issued or which are to be issued upon conversion or exercise to investors of our company at a discount to the market price of our common stock at the time of such issuance. In addition, we have an aggregate of 250,769 and 250,769 shares underlying our convertible debentures and warrants, respectively, which we issued pursuant to our February 2006 private placement and an aggregate of 96,154 and 48,077 shares underlying our convertible debentures and warrants, respectively, which we issued on March 1, 2006 in settlement of non-registration liquidated damages to two of our investors in our November 2004 private placement. Further, we often issue common stock and warrants in exchange for fees and services at a discount to the market price of our common stock at the time of such issuance. This results in a large number of shares which have been issued, a large number of shares underlying our warrants and other convertible securities that are or may be available for future sale, and may create an overhang of securities for sale. The sale of these shares which were or will be issued upon exercise or conversion of our securities at a discount to the market price of our common stock at the time of issuance may depress the market price of our common stock and is dilutive to shareholder value.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE THERE ARE SHARES OF COMMON STOCK WARRANTS WHICH WE ARE OBLIGATED TO REGISTER THAT MAY BE AVAILABLE FOR FUTURE SALE, AND WE ARE OBLIGATED TO REGISTER SHARES OF OUR COMMON STOCK UNDERLYING CONVERTIBLE NOTES PURSUANT TO OUR PRIVATE PLACEMENTS, AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE.

We had 22,283,624 shares of common stock outstanding as of April 11, 2006. The market price of our common stock may decline because there are a large number of shares of our common stock underlying warrants that may be available for future sale, and we are obligated to register 1,158,615 shares underlying convertible notes pursuant to our May and October 2005 private placements. In addition, we are obligated to register, pursuant to our November 2004 and February, May and October 2005 private placements, an aggregate of 4,864,230 additional shares of common stock underlying warrants. Further, we have an aggregate of 250,769 and 250,769 shares underlying our convertible debentures and warrants, respectively, which we issued pursuant to our February 2006 private placement and an aggregate of 96,154 and 48,077 shares underlying our convertible debentures and warrants, respectively, which we issued on March 1, 2006 in settlement of non-registration liquidated damages to two of our investors in our November 2004 private placement, all of which we are obligated to register for resale. The sale of these shares by the investors may depress the market price. All of the shares we are obligated to register, may or will be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

ITEM 7. FINANCIAL STATEMENTS

                                  AIRTRAX, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2005









                                    CONTENTS


                                                                           Page

Accountant's Audit Report                                                   F-1

Balance Sheet                                                               F-2

Statements of Operations                                                    F-3

Statements of Changes in Stockholder's Equity                               F-4

Statements of Cash Flows                                                    F-5

Notes to Financial Statements                                               F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders of AirTrax, Inc.

I have audited the accompanying balance sheet of AirTrax, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, and audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a bais for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirTrax, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey
--------------------
Robert G. Jeffrey
Certified Public Accountant

Wayne, New Jersey
April 13, 2006

                                  AIRTRAX, INC.
                                 BALANCE SHEETS



                                                             December 31, 2005
                                                                 (Audited)
                                     ASSETS
Current Assets
    Cash                                                      $        19,288
    Accounts receivable                                                94,357
    Accrued interest receivable                                             -
    Inventory                                                       2,005,139
    Prepaid expenses                                                        -
    Vendor advance                                                    163,517
    Deferred tax asset                                                977,302
                                                              ---------------
                            Total current assets                    3,259,603
Fixed Assets
    Office furniture and equipment                                    157,521
    Automotive equipment                                               21,221
    Shop equipment                                                     43,349
    Casts and tooling                                                 270,688
                                                              ---------------
                                                                      492,779
Less, accumulated depreciation                                        301,886
                                                              ---------------
                                Net fixed assets                      190,893
Other Assets
    Advances to Filco Gmbh                                          2,000,000
    Patents - net                                                     154,263
    Deferred Charges                                                  388,392
    Utility deposits                                                       65
                                                              ---------------
                            Total other assets                      2,542,720
                                                              ---------------
          TOTAL ASSETS                                        $     5,993,216
                                                              ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable                                          $       885,463
    Accrued liabilities                                               266,556
    Obligation for outstanding options                              1,330,948
    Warrants and conversion option liability                        3,516,462
    Shareholder notes payable                                         186,961
                                                              ---------------
                       Total current liabilities                    6,186,390
Long Term Convertible Debt                                          2,048,000
                                                              ---------------
          TOTAL LIABILITIES                                         8,234,390
                                                              ---------------

Stockholders' Deficit
    Common stock - authorized, 100,000,000
   shares without par value; issued and
   outstanding - 21,939,360 and 15,089,342,
   respectively                                                    21,385,638
    Paid in capital - warrants                                      1,042,400
Preferred stock - authorized, 500,000,000
shares without par value; 375,000 issued and
outstanding                                                           545,491
Retained deficit                                                  (25,214,703)
                                                              ---------------
                     Total stockholders' deficit                   (2,241,174)
                                                              ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $     5,993,216
                                                              ===============
                 The accompanying notes are an integral part of
                          these financial statements.

                                  AIRTRAX, INC.
                            STATEMENTS OF OPERATIONS
                                For the Year 2005

                                                                               2005                 2004
                                                                          --------------       -------------

SALES                                                                     $      718,842                   -
COST OF GOODS SOLD                                                               729,080                   -
                                                                          --------------       -------------
                             Gross Profit                                        (10,238)                  -

OPERATING AND ADMINISTRATIVE EXPENSES                                          9,758,435           2,529,775
                                                                          --------------       -------------

OPERATING LOSS                                                                (9,768,673)         (2,529,775)

OTHER INCOME AND EXPENSE
          Conversion Expense                                                  (6,571,454)
          Interest expense and amortization expense                             (488,342)           (386,364)
          Revaluation income (expense)                                           993,837            (864,280)
          Interest income                                                         15,247              86,667
          Other income                                                            16,494               2,979
                                                                          --------------       -------------


NET LOSS BEFORE INCOME TAXES                                                 (15,802,891)         (3,690,773)

INCOME TAX BENEFIT (STATE):
          Current                                                                867,413             198,823
          Prior years                                                                  -                   -
                                                                          --------------       -------------
                             Total Benefit                                       867,413            (198,823)
                                                                          --------------       -------------

NET LOSS BEFORE DIVIDENDS                                                    (14,935,478)         (3,491,950)

DEEMED DIVIDENDS ON PREFERRED STOCK                                             (480,978)
                                                                          --------------       -------------
NET LOSS ATTRIBUTABLE TO COMMON   SHAREHOLDERS                               (15,416,456)         (3,491,950)

PREFERRED STOCK DIVIDEND                                                         (51,563)           (131,771)
                                                                          --------------       -------------

DEFICIT ACCUMULATED                                                       $  (15,468,019)      $  (3,623,721)
                                                                          ==============       =============

NET LOSS PER SHARE:
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                              $  (14,935,478)      $  (3,491,950)

ADJUSTMENT FOR PREFERRED SHARE DIVIDENDS ACCUMULATED BUT UNPAID
                                                                                  87,500              68,750
                                                                          --------------       -------------

LOSS ALLOCABLE TO COMMON SHAREHOLDERS                                     $  (15,022,978)      $  (3,560,700)
                                                                          ==============       =============

NET LOSS PER SHARE - Basic and Diluted                                    $         (.72)      $        (.29)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                 20,951,187          12,075,448

                 The accompanying notes are an integral part of
                          these financial statements.

                                  AIRTRAX, INC.
                         STATEMENT OF CHANGES IN EQUITY
                                    TWO YEARS

                                                       STOCK                PREFERRED
                                               SHARES        AMOUNT     SHARES      AMOUNT     WARRANTS     DEFICIT        TOTAL
                Balance, December 31, 2003    8,696,552   $ 6,209,996   275,000  $   12,950  $         -   (6,122,963) $     99,983
Issuance of shares sold in prior year           130,000       130,000                                                       130,000
Shares sold in private placement offerings    5,500,125     2,685,402                          1,042,400                  3,727,802
Warrants exercised                               75,000        93,750                                                        93,750
Shares issued for services                      687,665       661,306                                                       661,306
Dividends on preferred stock                                                                                 (131,771)     (131,771)
Net loss                                                                                                   (3,491,950)   (3,491,950)
                                             ----------   -----------   -------    --------  -----------  -----------  ------------
                Balance, December 31, 2004   15,089,342     9,780,454   275,000      12,950    1,042,400   (9,746,684)    1,089,120

Shares issued in private placements              68,750        55,000                                                        55,000
Warrants exercised                              593,000       718,486                                                       718,486
Options exercised                                45,000        19,619                                                        19,619
Shares issued for services                      291,695       735,387                                                       735,387
Employee stock awards                            20,000        48,000                                                        48,000
Shares issued in lieu of rent                    19,200        48,000                                                        48,000
Issuance of shares sold in prior year         1,749,827     1,401,172                                                     1,401,172
Shares issued in settlement of interest          28,453        66,295                                                        66,295
Transfer from liability on exercise
  of warrants                                                 181,000                                                       181,000
Conversion of convertible debt                3,846,154     4,277,500                                                     4,277,500
Conversion benefit capitalized                              3,596,154                                                     3,596,154
Shares issued for preferred dividend                                    100,000    532,541                                  532,541
Shares issued for Filco investment              187,939       458,571                                                       458,571
Dividends on preferred stock                                                                                  (51,563)      (51,563)
Net loss                                                                                                  (15,456,906)  (15,456,906)
                                             ----------   -----------   -------  ----------  ----------- ------------  ------------
                Balance, December 31, 2005   21,939,360   $21,385,638   375,000  $ 545,491   $ 1,042,400 $(25,214,703) $ (2,241,174)
                                             ==========   ===========   =======  ==========  =========== ============  ============

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                             STATEMENT OF CASHFLOWS

CASH FLOWS FROM OPERATING ACTIVITIES                                     2005                2004
                                                                     -------------      -------------
Net loss                                                             $ (15,416,456)     $ (3,491,950)
Charges not requiring the outlay of cash:
    Depreciation and amortization                                           59,500           100,507
    Cost of conversion                                                   7,068,174           355,470
    Value of equity securities issued for services                       1,918,750         1,033,343
    Interest accrued on shareholder advances                                 4,015             4,566
    Excess value of shares issued to settle liabilities                    149,589                 -
    Deemed dividend on preferred stock                                     480,978                 -
    Increase in accrual of deferred tax benefit                           (752,888)          (23,409)
    Revaluation of warrant liabilities                                    (992,757)          864,280
    Impairment of Filco investment                                       4,700,839                 -
Changes in assets (liabilities):
    Increase in receivables                                               (205,857)         (138,684)
    Increase in inventory                                               (1,295,858)         (324,527)
    Increase in accounts payable and accrued expenses                      580,096             5,717
                                                                     --------------     -------------
Net cash consumed by operating activities                               (3,701,875)       (1,614,687)
                                                                     --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                                 (150,806)          (49,306)
Additions to patent cost                                                   (42,861)          (80,939)
Advances to FiLCO                                                       (3,605,881)       (2,670,000)
                                                                     --------------     -------------
Net cash consumed in investment activities                              (3,799,548)       (2,800,245)
                                                                     --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of converted debt                                               4,277,500                 -
Proceeds of common stock sales                                              55,000         5,103,103
Proceeds of convertible loans                                            1,659,138
Proceeds of stockholder advances                                           151,493
Repayments of stockholder advances                                         (2,002)           (52,005)
Proceeds of exercises of warrants                                          718,486            93,750
Proceeds of exercises of options                                            19,619             5,944
Preferred stock dividends paid in cash                                                      (131,771)
                                                                     --------------     -------------

Net cash Provided By Financing Activities                                6,879,234         5,019,021
                                                                     ==============     =============

Net change in cash                                                        (622,189)          604,089
Cash balance beginning of period                                           641,477            37,388
                                                                     --------------     -------------

Cash balance end of period                                           $      19,288      $    641,477
                                                                     ==============     =============

                 The accompanying notes are an integral part of
                          these financial statements.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
The Company was formed April 17, 1997. It has designed a forklift vehicle using omni-directional technology obtained under a contract with the United States Navy Surface Warfare Center in Panama City, Florida. The right to exploit this technology grew out of a Cooperative Research and Development Agreement with the Navy. Significant resources have been devoted during prior years to the construction of a prototype of this omni-directional forklift vehicle. The Company recognized its first revenues from sales of this product during the year 2005.

Development Stage Accounting
In prior periods the Company was a development stage company, as defined in Statement of Financial Accounting Standards (FASB) No. 7. The Company is no longer considered a development stage company.

The Company has incurred losses from inception to December 31, 2005, of $25,214,703. Until the end of 2004, these losses were financed by private placements of equity securities. During 2005, the Company obtained financing almost exclusively from the issuance of convertible debentures. The Company may need to raise additional capital through the issuance of debt or equity securities to fund operations.

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

                                  AIRTRAX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2005




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values at December 31, 2005.

Research and Development Cost
The Company expenses all research and development cost unless the criteria required by FASB No. 2 are met. To date there have been no research and development costs capitalized. During the years 2005 and 2004 a total of $544,933 and $519,804, respectively, was spent on development activity.

Advertising Costs
The Company expenses advertising costs when the advertisement occurs. There were no advertising costs incurred during 2005 and 2004.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                                                Year Ended December 31,
                                                   2005          2004
                                                ----------    ---------
Net loss as reported                            $  (15,416)   $  (3,492)
Less: Stock-based employee compensation
 determined under the Intrinsic Method               1,082          223
Add:  Stock bases compensation determined
 under the Fair Value Method                        (1,105)        (260)
                                                ----------    ---------
Pro forma net loss                              $  (15,439)   $  (3,529)
                                                ----------    ---------
Loss per share:
Basic and diluted as reported                   $     (.72)   $    (.29)
                                                ==========    =========
Basic and diluted-pro forma                     $     (.72)   $    (.29)
                                                ==========    =========

Pursuant to the requirements of SFAS 123, the weighted average fair value of options granted during 2004 and 2003 were $1.37 and $.49, respectively, on the dates of grant. The fair values were determined using a Black Scholes option-pricing model, using the following major assumptions:

                                         2005                    2004
                                         ----                    ----
Volatility                              90.10%                  91.45%
Risk-free interest rate                  3.71%                   3.63%
Expected Life - years                    4.52                    4.33

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


In December 2004, the FAB issued SFAS 123 (revise 2004), Share-Based Payment ("SFAS 123R"), which revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statements of Cash Flows. In general, the accounting required by AFAS 123R is similar to that of SFAS 123. However, SFAS 123 gave companies a choice to either recognize the fair value of stock options in their income statements or to disclose the pro forma income statement effect of the fair value stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payment to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than the fiscal year commencing after July 1, 2005.

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

2. A modified retrospective transition ("MRT") method which includes the requirements of the MPT method described above, but also permits restatement of financial statements based on the amounts previously disclosed under SFAS 123's pro forma disclosure requirements either for
        (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        The Corporation plans to adopt SFAS #123R as of January 1, 2006.

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

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


Revenue Recognition
Revenue will be realized from product sales. Recognition will occur upon shipment to customers, and where the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. Some revenue has been realized from performing services. Revenue from services is recognized when the service is performed and where the following criteria are met: persuasive evidence of an arrangement exists; the contract price is fixed or determinable; and collectability is reasonably assured.

Common Stock
Common stock is often issued in return for product, services, and as dividends on the preferred stock. These issuances are assigned values equal to the value of the common stock on the dates of issuance.

2.       RESTATEMENTS

Certain adjustments affecting the 2005 financial statements have been discovered during an internal review. Correcting these errors resulted in changes in the loss attributable to common shareholders with a resultant increase in the deficit accumulated , and certain changes in the statement of cash flows, as of December 31, 2004 and for the year then ended. The 2004 financial statements have, therefore, been restated to correct these errors. The restated amounts are compared with the amounts previously reported, in the following table.


    STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

                                As Originally
                                 Presented        Adjustments       As Restated
Pre-tax Loss                    $(2,272,200)     $(1,219,750)(A)    $(3,491,950)
Net Loss Accumulated            $(8,526,934)     $(1,219,750)       $(9,746,684)


                             STATEMENT OF CASH FLOWS
                                  As Originally
                                    Presented       Adjustments     As Restated
Operating Activities
Loss                               $(2,272,200)    $ (1,219,750)  $  (3,491,950)
Revaluation expense                                $    864,280   $     864,280
Conversion expense                                 $    355,470   $     355,470
Net Cash Consumed By Operating
Activities                         $(1,614,687)    $          -   $  (1,614,687)

     (A) Revaluation entry required because of reclassification of certain warrants.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

2.       RESTATEMENTS (Continued)


These corrections caused changes in the opening balances of the deficit accumulated during development stage, as follows:

Retained Deficit At Beginning of Year:                      2004
As previously reported                                  $  (5,916,011)
Deficit prior to development stage                           (206,952)
Net loss, as restated                                      (3,491,950)
Dividends on preferred stock                                 (131,771)
Retained Deficit at End of Year                         $  (9,746,684)


3.       RELATED PARTY TRANSACTIONS

The Majority shareholder corporation and the Company president make loans to the Company from time to time. The related notes accrue interest at 12% and are due on demand. The combined unpaid balance of principal and interest on these notes was $186,961 at December 31, 2005.

During 2004, each member of the Board of Directors received 10,000 shares for services as directors; these were valued at $50,500, reflecting the stock price at time of award.

In 2004, the president of the Company was granted 550,000 options, valued at $187,500. In 2005 he was granted 750,000 options, valued at $975,000.

Three employees were previously entitled under their employment contracts to 25,000 options each for each year of their contracts. One of these employees retired during 2004, exercising his remaining options. Another employee exercised his prior options and his 2004 options, for a total cost of $5,943. The last employee has outstanding options granted during 2002, 2003, and 2004. These options have been assigned during 2005 to a third party.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


4.       STOCK OPTIONS

The Company awards options under employment contracts with three employees. These options entitle the employees to purchase company stock at discounted prices. These options were immediately exercisable; there are no expiration dates to these options, and none was forfeited during either year. A summary of option activity is presented below.

                                                2005                    2004
                                                ----                    ----
                                                    Weighted                Weighted
                                                     Average                 Average
                                                    Exercised               Exercised
                                           Shares    Price       Shares      Price
Options outstanding at beginning of
   year                                   620,000     $ .73     115,000      $ .38
Options granted during year               800,000       .83     600,000        .74
Options exercised during year                                   (95,000)
                                                               --------
                                          (45,000)      .44                    .39
                                        ---------     -----                  -----
Options outstanding at end of year
                                        1,375,000     $ .80     620,000      $ .73
                                        =========     =====    ========      =====
Weighted average Fair Value of
options granted                                       $1.37                  $ .47
Weighted average remaining life of
outstanding options - years
                                                       4.52                   4.33

5.   PRIVATE PLACEMENT OFFERINGS (Continued)

During 2005, the Company sold 68,750 shares in private placements, yielding proceeds of $55,000. It also issued three convertible debt issues. Each of these issues included detachable warrants.

One of these debt issues ($5,000,000) yielded proceeds of $4,277,500 and has already been converted into 3,846,154 shares of common stock; this issue was sold with warrants to purchase 2,884,616 shares of common stock. The remaining issues have not yet been converted to stock; they bear interest at 8% and have two year conversion terms. They arc further described below:

  -----------------------------------------------------------------------------
                                                              5-Year Warrants
                                                      -------------------------
                                                                     Exercise
       Issuance     Proceeds    Debt Conversion Price   Number         Price
  -----------------------------------------------------------------------------
  $     500,000    $   409,913          $1.30          384,615        $2.11
  -----------------------------------------------------------------------------
      1,548,OO0      1,249,225          $2.00          774,000         3.25
  -----------------------------------------------------------------------------
  $   2,048,000    $ 1,659,138
  -----------------------------------------------------------------------------

The options not yet converted, and the outstanding warrants, have been classified as liabilities, as required by Emerging Issues Task Force (EITF) 00-19, having met the definitions of embedded derivatives.

Included in the funds raised during 2004 through stock sales was $1,312,000 raised through the sale of 1,640,000 shares under a Purchase Agreement dated
November 22, 2004, That agreement required, among other things, that a registration statement be filed with the SEC and that the registration statement be declared effective by the SEC within a prescribed time. The Company did not fulfill these obligations. As a result, it is subject to penalties equal to 2% of the amount invested for each 30 day period following the default date. On May 31, 2005, the Company entered into a letter agreement with a representative of this shareholder group under which $120,429 was paid to settle the penalties which had accrued. These penalties were charged to expense during 2005. Under the May 31, 2005 agreement, no further penalties would accrue until after June 30, 2005. The obligation concerning effectiveness of the registration statement has not been satisfied and penalties have accrued since June 30, 2005 at the rate of approximately $26,240 per month. The penalties paid thusfar, and penalties that accrued subsequently, were charged to expense during the periods in which they accrued. As of December 31, 2005 an additional $160,851 of liquidated damages had been accrued.

There have been three private placement offerings during 2005. Under the provisions of the first of these offerings, penalties will not accrue as the registration requirements of that offering have been satisfied. Under the second such offering, there is no provision for penalties. Under the third such offering, penalties will accrue beginning 150 days after October 18, 2005. Such penalties will accrue at the rate of 2% per month of the amount raised in that offering, which was $1,000,000. These penalties will start to accrue on March 18, 2006 and will accrue for no more than nine months.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


6.       PREFERRED STOCK

The Company is authorized to issue 500,000 shares of preferred stock, without par value. At December 31, 2005, 375,000 of these shares had been issued. Each of these shares entitles the holder to a 5% cumulative dividend based on a $5 per share stated value. If sufficient cash is not available, or at the option of the shareholder, these dividends may be paid in common stock. This issue of preferred stock also provides the shareholder with 10 votes for each share of preferred stock. The holder of this preferred stock is a corporation wholly owned by the Company president and chairman.

Dividends of $68,750 accrued on the preferred stock during each of the years 2002, 2003, and 2004. Cash dividends of $131,771 were paid during 2004. Additional dividends in the amount of $87,500 accrued during 2005. A stock dividend of 100,000 preferred shares was paid in 2005, satisfying $51,563 of the unpaid dividends. The balance of unpaid dividends at of December 31, 2005 was $110,916.

The additional 100,000 shares of preferred stock were deemed the equivalent of the 221,892 common shares that would have been required to settle an equivalent amount of preferred dividends. A deemed dividend of $480,978, representing the excess of the fair value of the stock over the dividends settled, was charged to operations and added to paid in capital. This deemed dividend was added to paid in capital.

The majority shareholder had the right at December 31, 2005 to acquire 453,262 shares of stock as accrued and unpaid dividends under the features of the preferred stock issue.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005



7.   SHARES ISSUED FOR SERVICES


Stock options were granted to two Company employees during 2005 and 2004. In addition, there were shares awarded as compensation for other services These issuances arc detailed below by type of service performed.

                                      2005

                                                        Number                 Price at
                                                          of                    Grant          Value at
         Services Rendered                              Shares        Date      Date          Grant Date
----------------------------------------------------------------------------------------------------------
   Advertising                                         5,000        2/24      2.50               12,500
----------------------------------------------------------------------------------------------------------
   Lega1 services                                     11,000         5/2       2.78               30,580
----------------------------------------------------------------------------------------------------------
   Financial consulting                              100,000         5/6       2.60              260,000
----------------------------------------------------------------------------------------------------------
   Legal services                                     50,000         5/6       2.60              130,000
----------------------------------------------------------------------------------------------------------
   Investor relations                                 15,000         4/1       2.40               36,000
----------------------------------------------------------------------------------------------------------
   Public relations                                   20,000         5/1       2.55               51,000
----------------------------------------------------------------------------------------------------------
   Facility search                                     5,000         5/1       2.55               12,750
----------------------------------------------------------------------------------------------------------
   Marketing services                                  9,009        7/29       2.25               20,270
----------------------------------------------------------------------------------------------------------
   Investor relations                                 15,000         9/6       2.25               33,750
----------------------------------------------------------------------------------------------------------
   Financial services                                  2,500        12/1       2.60                6,500
----------------------------------------------------------------------------------------------------------
   Investor relations                                 21,186        12/9       2.35               49,787
----------------------------------------------------------------------------------------------------------
 Public relations                                     18,000        12/9       2.35               42,300
----------------------------------------------------------------------------------------------------------
 Investor relations                                   15,000        12/9       2.35               35,250
----------------------------------------------------------------------------------------------------------
 Total shares issued to consultants                  286,695                                     720 687
----------------------------------------------------------------------------------------------------------
 Other Issuances:
----------------------------------------------------------------------------------------------------------
 Employee awards                                      20,000                   2.40               48,000
----------------------------------------------------------------------------------------------------------
 Shares issued in lieu of rent                        19,200       various                        48,000
----------------------------------------------------------------------------------------------------------
 Shares issued as partial                              5,000       various                        14,700
 compensation of financing
----------------------------------------------------------------------------------------------------------
 Amortization of cost of grants made                                                               5,113
 in prior periods
----------------------------------------------------------------------------------------------------------
Total Value of stock issued for services             330,895                                     836,500
----------------------------------------------------------------------------------------------------------
Value of options granted for services                      -                                   1,082,250
----------------------------------------------------------------------------------------------------------
Value of equity items issued for services            330,895                                   1,918,750
                                                     =======                                   =========
----------------------------------------------------------------------------------------------------------

                              AIRTRAX, INC.
                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005


7.   SHARES ISSUED FOR SERVICES (continued) 2004


-------------------------------------------------------------------------------
                                        Number             Grant
    Services Rendered                    of       Date    Price  Share Value
                                        Shares
-------------------------------------------------------------------------------
  Consulting services                  10,000     1 /2     1.29       12,900
-------------------------------------------------------------------------------
  Marketing services                   15,000     6/14     1.12       16,800
                                                                      122,680(2)
-------------------------------------------------------------------------------
  Investor relations                   26,020     6/14     1.12       29,142
-------------------------------------------------------------------------------
  Consulting services                  24,075     6/14     1.12       26,964
-------------------------------------------------------------------------------
  Investor relations                    5,000     6/14     1.12        5,600
-------------------------------------------------------------------------------
  Consulting services                  40,000      9/8     0.89       34,000
                                                                      (5,113)(l)
-------------------------------------------------------------------------------
  Investor relations                   50,000      8/9    0.8/6       43,000
-------------------------------------------------------------------------------
  Marketing services                  165,500     3/15     1.05      173,250
-------------------------------------------------------------------------------
 Investor relations                    15,000      2/2     0.68       10,200
                                                                     145,110(2)
-------------------------------------------------------------------------------
 Industrial relations and              69,550      1/0     1.01       70,245
   marketing services
-------------------------------------------------------------------------------
 Consulting services                   23,775     10/1     0.82       19,258
-------------------------------------------------------------------------------
 Marketing Services                    24,000    10/30     0.90       21,600
-------------------------------------------------------------------------------
Industrial relations and               16,500    10/14     1.05       17,325
 marketing services
-------------------------------------------------------------------------------
 Total of shares issued to            483,920                        742,961
 consultants
-------------------------------------------------------------------------------
 Other:
-------------------------------------------------------------------------------
 Stock issued to settle                37,421                              -
  liabilities
-------------------------------------------------------------------------------
 Excess value of stock issued         104,324                         10,182(3)
   to settle liabilities
-------------------------------------------------------------------------------
 Stock issued in lieu of rent          12,000   various     .75        9,000
-------------------------------------------------------------------------------
 Director awards                       50,000    10/20     1.01       50,500
-------------------------------------------------------------------------------
 Total stock issued for services      687,665                        812,643
-------------------------------------------------------------------------------
 Options granted for services          .    -                        220,700
-------------------------------------------------------------------------------
 Value of equity items issued
   for services                       687,665                     $1,033,343
                                      =======                     ==========
-------------------------------------------------------------------------------


(1) Grants were issued in return for commitments for future service; this is the expense allocated to future periods.
(2)  Amortization of the cost of grants issued in prior period.
(3) Some issuances were made to satisfy liabilities owed to the optionee; if the value of the issuance exceeded the liability, the excess was charged to expense.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


8.        WARRANTS

The following is a schedule of changes in warrants outstanding during the years 2005 and 2004. Each of these warrants are exercisable over five year periods from dates of issuance at prices ranging from $1.00-$3.25 per share. They were recorded at fair values determined by a Black Scholes valuation model.



--------------------------------------------------------------------------------
Balance December 31, 2003                                           845,000
--------------------------------------------------------------------------------
Issuances in 2004:
--------------------------------------------------------------------------------
In conjunction with stock placements
through investment banker:
--------------------------------------------------------------------------------
  March                                            1,800,063
--------------------------------------------------------------------------------
  September                                          171,875
--------------------------------------------------------------------------------
  November                                           820,000      2,791,938
--------------------------------------------------------------------------------
Awarded as partial fees to brokers:
  March                                              460,000
--------------------------------------------------------------------------------
  September                                           34,375
--------------------------------------------------------------------------------
  November                                           264,000        758,375
--------------------------------------------------------------------------------
 Warrants issued in private stock sales                             832,450
--------------------------------------------------------------------------------
 Warrants exercised during 2004                                     (75,000)
--------------------------------------------------------------------------------
 Warrants issued for services (partially                            385,000
   voided during 2005)
--------------------------------------------------------------------------------
 Balance December 31, 2004                                        5,537,763
--------------------------------------------------------------------------------
Warrants issued in conjunction
with issuances of convertible debt:
--------------------------------------------------------------------------------
  February issue                                   2,884,615
--------------------------------------------------------------------------------
  May issue                                          384,615
--------------------------------------------------------------------------------
  October issue                                      774,000      4,043,230
--------------------------------------------------------------------------------
Awarded as partial fees to brokers:
--------------------------------------------------------------------------------
  February issue                                     484,615
--------------------------------------------------------------------------------
   May issue                                          38,462
--------------------------------------------------------------------------------
   October issue                                     154,800        677,877
--------------------------------------------------------------------------------
 Warrants exercised during 2005                                    (593,000)
--------------------------------------------------------------------------------
 Warrants voided during 2005                                       (200,000)
--------------------------------------------------------------------------------
 Warrants issued for services                                        37,688
--------------------------------------------------------------------------------
 Balance December 31 2005                                         9,503,558
                                                                  =========
--------------------------------------------------------------------------------

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005




9.   EXPENSES

Major items included in operating and administration expenses are detailed below:


                                                 2005                  2004
                                              ----------             ---------
Insurance                                     $  179,739             $  69,883
Marketing                                        272,879               205,321
Payroll                                          556,454               402,543
Consulting                                       610,550               721,361
Officer options                                  975,000               187,500
Other compensation                               120,280                     -
Other options awarded                            107,250                39,600
Professional fees                                385,285                74,059
Office expenses                                  147,521                36,005
Filco Impairment                               4,700,839                     -
FILCO audit fees                                 195,676                     -
Penalties                                        281,281                     -
Rent                                              87,627                58,800
Travel and entertainment                          76,714                30,656
Depreciation and amortization                          -               100,507
Product development                              496,902               369,666
Director awards                                        -                50,500
Shipping                                         172,840                     -
Payroll taxes                                     69,996                40,959
Other expenses                                   331,652               140,411
                                              ----------            ----------
                                              $9,758,435            $2,529,775
                                              ==========            ==========

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


10.      INCOME TAXES

The Company has experienced losses each year since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. At December 31, 2005 the Company had NOL carryforwards of $18,409,274 available for Federal taxes and $10,309,634 for New Jersey taxes. The potential tax benefit of the state NOL's has been recognized on the books of the Company; the potential benefit of the Federal NOL's has been offset by a valuation allowance. If not used, these Federal carryforwards will expire as follows:

2011           $      206,952
2012                  129,092
2018                  486,799
2019                  682,589
2020                  501,169
2021                  775,403
2022                  590,764
2023                2,233,386
2024                2,493,486
2025               10,309,634

During the year 2005, the Company realized $114,525 from the sale, as permitted by New Jersey law, of its rights to use the New Jersey NOL's and research and development credits that had accrued during 2004. These potential New Jersey offsets for periods prior to 2004 are, thus, no longer available to the Company.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

                                      Current       Non-current         Total
Deferred Tax Assets                $ 4,117,668     $  2,653,960     $ 6,771,628
Valuation Allowance                  3,189,801        2,653,960       5,843,761
                                   -----------     ------------     -----------
    Balance Recognized             $   927,867     $          -     $   927,867
                                   ===========     ============     ===========

The entire balance of the valuation allowance relates to Federal taxes. Since state tax benefits for years prior to 2004 have been realized, no reserve is deemed necessary for the benefit of state tax losses of 2005.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


11.      RENTALS UNDER OPERATING LEASES

At present, the Company is not obligated under any operating lease.

Rent expense amount to $74,500 in 2005 and $49,500 in 2004.


12.      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest and income taxes is presented below:

                                 2005                    2004
                                 ----                    ----

Interest                        $9,741                 $26,239
Income taxes                         0                     500


There were no noncash investing activities during either 2005 or 2004. The following noncash financing activities occurred:

a. Shares of common stock were issued for services during 2005 and 2004; these totaled 31,895 and 687,665 shares, respectively. b. During 2004, 130,000 shares were issued in settlement of stock sales which took place during 2003. c. During 2005, the Company issued 1,749,827 shares in settlement of stock sales which took place during 2004. d. During 2005, the Company issued 28,453 shares in settlement of interest due to investors. e. During 2005, the Company issued 187,939 shares to purchase third party debt of FiLCO, a German corporation in which the Company had an investment - see Note 12.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


13.      PROPOSED ACQUISITION

On February 19, 2004, the Company reached a tentative agreement to purchase capital stock of FiLCO GmgH., a German manufacturer of fork trucks (formerly Clark Material Handling Company of Europe) with a manufacturing facility in Mulheim, Germany (FiLCO). It was expected that the Company would acquire 75.1% of FiLCO. While negotiations were continuing, the Company agreed to make advances to FiLCO. Through December 31, 2005 advances totaling $6,255,462 had thus been made.

On January 20, 2006, Filco filed for insolvency in Germany and a receiver was appointed. As a result, on February 7, 2006 the Company terminated the tentative agreement to acquired Filco stock and began negotiations with the receiver to acquire some or all of the Filco assets. The $6,255,462 of advances to Filco that were outstanding at December 31, 2005, are secured by the machinery and equipment owned by Filco which in 2003 was appraised at $5,400,000, and by its intellectual property, which has not been appraised. Due to the uncertainty of the Company position under German bankruptcy law, the Filco advances have been written down to $2,000,000.

During May 2002, the Company signed an agreement with a broker-dealer to provide investment banking and financial advisory services, which included the raising of funds. Under the agreement, the broker-dealer was entitled to receive stock warrants which if exercised would produce 450,000 shares of common stock of the Company during a four year term at an exercise price or approximately $1.75 per share. A dispute arose between the parties regarding the agreement and its performance. The Company has asserted that the broker-dealer induced the Company to enter into the agreement through material misstatements and has not otherwise performed its services under the agreement. The Company believes the broker-dealer is not entitled to the stated compensation, and has not issued the stock warrants.


14.      RECENT ACCOUNTING PRONOUNCEMENTS

Except for the impending change to adopt FASB 123R which is described in Note 1 under Stock Options, the Company does not expect adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

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

Our executive officers and directors are as follows:


Name                     Age    Position
----                     ---    --------

Peter Amico              61     President and Chairman of the Board of Directors

D. Barney Harris         43     Executive Vice President and Director

Nicholas E. Fenelli*     51     Chief Operations Officer

James Hudson             61     Director

William Hungerville      68     Director

Fil Filipov              58     Director

Andrew G. Guzzetti*      58     Director

*Appointment effective April 1, 2006.

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

D. Barney Harris** - Mr. Harris has been a Director of the Company since December 1998 and a Vice President since July 1999. From 1997 to July 1999, Mr. Harris was employed by UTD, Inc. Manassas, Virginia. Prior to 1997, Mr. Harris was employed by EG&G WASC, Inc., Gaithersburg, Maryland, as a Senior Engineer and Manager of the Ocean Systems Department where he was responsible for the activities of 45 scientists, engineers and technicians. During this period while performing contract services for the US Navy, he was principally responsible for the design of the omni-directional wheel presently used by the Company. Mr. Harris received his B.S.M.E. from the United States Merchants Marine Academy in 1982.

Nicholas E. Fenelli** - Nicholas E. Fenelli has been with our company since 2001 serving first as Project Engineer, and as Vice President of Concept Development. From 1996 to 1998, Mr. Fenelli served as Project Engineer NACCO Materials Handling Group, Inc, where his work included the ergonomic improvement project for the Hyster/Yale order picker trucks, and work on the development of the three wheeled sit down rider truck. From 1990 to 1995, Mr. Fenelli was Plant Manager for Cammerzell Machinery Company, a manufacturer of powder compaction and robotic conveying equipment for the Ceramic, Refractory, and Pharmaceutical industries. Between 1988 and 2002, Mr. Fenelli served as Treasurer and as a member of the Board of Directors of the Engineers Club of Trenton. He received a BS in Mechanical Engineering from Lehigh University in 1978.

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

Andrew G. Guzzetti - From September 2004 to the present, Andrew G. Guzzetti has served as Managing Director of the Private Client Group of McGinn Smith and Co., Inc., an investment banking and retail brokerage firm, where he is responsible for building the wealth management private client group through recruitment and training. From February 2004 through September 2004, Mr. Guzzetti served as Managing Director of the Private Client Division of The Keystone Equities Group in which he was responsible for building the retail brokerage arm of this company. From February 2002 through February 2004, Mr. Guzzetti was a private investor consultant in which he assisted start-up public and private companies in raising funds. From November 1995 through February 2002, Mr. Guzzetti served as Senior Vice President and Branch Manager of Salomon Smith Barney where he was responsible for increasing the financial consultant population through recruitment and training. Mr. Guzzetti received his BA in Economics from Utica College in 1969.

**Our engineers including the team initially lead by D. Barney Harris, Nicholas Fenelli and Robert Mullowney designed and tested the "Airtrax" wheel which corrected the "bumpy" ride in the technology as received from the US Navy at speeds of 11 m.p.h. or more and alleviated it to the point wherein it was considered acceptable in the materials handling industry. This design and methods to achieve the design were patented by us as follows: (i) 6,340,065 - low vibration omni-directional wheel on January 22, 2002, (ii) 6,394,203 - method for designing low-vibration omni-directional wheels on May 28, 2002, and
(iii) 6,547,340 - low vibration omni-directional wheel on April 15, 2003.

CODE OF ETHICS

We have not adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.

Executive Officers of the Company

Officers are appointed to serve at the discretion of the Board of Directors. None of our executive officers or directors has a family relationship with any other of our executive officers or directors.

COMMITTEES OF THE BOARD OF DIRECTORS

As of December 31, 2005, we have an audit committee of our board of directors, which was formed on November 30, 2004. The audit committee's charter was adopted on April 13, 2005.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT, AS AMENDED.

Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any Forms 3, 4 and/or 5 which certain of our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2005, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth for the fiscal year indicated the compensation paid by our company to our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000:

                           Summary Compensation Table:
                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION


                               Other
                         Annual Restricted Options LTIP
   Name & Principal           Salary   Bonus   Compen-      Stock        SARs   Payouts  All Other
       Position       Year       ($)    ($)    sation($)   Awards($)     (#)     ($)   Compensation
------------------- ------ ----------- ------ ----------- ------------ -------- ------ ------------
Peter Amico          2005   303,751(1)    0        -           -          -        -          -
President and
Chairman             2004   185,000(1)    0    187,500(3)      -          -        -          -
of the Board
of Directors         2003   100,000(1)    0      1,000(2)      -          -        -          -
------------------- ------ ----------- ------ ----------- ------------ -------- ------ ------------

(1) During 2004, Mr. Amico was entitled to receive a salary of $185,000, of which $116,825.62 was paid and the balance was deferred for future payment. During 2003, Mr. Amico was entitled to receive a salary of $100,000, of which $88,461.68 was paid and the balance was deferred for future payment. In 2002, Mr. Amico was entitled to receive a salary of $87,500, of which $84,135 was paid as salary to Mr. Amico and the balance was deferred for future payment. In 2002 and 2003, Mr. Amico received the use of a company automobile which we valued at $1,000. During 2005, Mr. Amico received payment of accrued salary which was unpaid from 2003 of $29,038.32 and $50,674.48 from 2004.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2005:

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

     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table contains information concerning the number and value, at December 31, 2005, of unexercised options held by executive officers named in the Summary Compensation Table:


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

Individual Grants

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

                               STOCK OPTION PLANS

The Company provided a stock grant for its board of directors for 2004, as described above under the heading entitled "Directors Compensation". For 2005 the Company provided a stock grant for its board of directors of 20,000 shares per year scheduled to start after the Company began sales and deliveries of lift trucks. Consequently, directors will be issued 15,000 shares each, with the exception of Mr. Filipov, for the fiscal year ended December 31, 2005.

Other than as described above, the Company does not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the table.

EMPLOYMENT AGREEMENTS

The Company and Peter Amico have entered into written employment agreements for Mr. Amico's role as President of the Company. The parties entered into an agreement covering the period from April 1997 to June 30, 2002 ("Original Employment Agreement"). Effective July 1, 2002, the parties entered into a second employment agreement for a one year term ("Second Employment Agreement"). Agreements for the year 2003 through 2004 and 2004 through 2006 were agreed to on November 30, 2004.

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

The following table identifies as of April 14, 2006 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of its common stock and Preferred Stock of the Company, the number of and percent of the Company's common stock beneficially owned by:

o all directors and nominees, naming them,
o our executive officers,
o our directors and executive officers as a group, without naming them, and o persons or groups known by us to own beneficially 5% or more of our common stock:

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from April 14, 2006 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of April 14, 2006 have been exercised and converted.

Peter Amico(1)                     Common Stock     3,038,846 (6)     13.64% (2)
200 Freeway Drive, Unit 1       Preferred Stock     3,750,000 (3)(5)   100%
Blackwood, NJ 08012

Nicholas Fenelli                   Common Stock       135,500            *
200 Freeway Drive, Unit 1       Preferred Stock             0            0%
Blackwood, NJ 08012

D. Barney Harris(1)                Common Stock       151,301 (7)     * (2)
200 Freeway Drive, Unit 1       Preferred Stock             0            0%
Blackwood, NJ 08012

Frank Basile(1)                    Common Stock       137,046 (8)         *
200 Freeway Drive, Unit 1       Preferred Stock             0            0%
Blackwood, NJ 08012

James Hudson(1)                    Common Stock        75,800 (9)         *
200 Freeway Drive, Unit 1       Preferred Stock             0            0%
Blackwood, NJ 08012

William Hungerville(1)             Common Stock       157,650 (10)     *(2)
200 Freeway Drive, Unit 1       Preferred Stock             0            0%
Blackwood, NJ 08012

Andrew Guzzetti                    Common Stock             0            0%
200 Freeway Drive, Unit 1       Preferred Stock             0            0%
Blackwood, NJ 08012
All Officers and Directors         Common Stock     3,560,643 (11)   15.98% (2)
As a Group (7 persons)          Preferred Stock     3,750,000          100%

Arcon Corp.                        Common Stock     1,916,702 (4)     8.60% (2)
200 Freeway Drive, Unit 1       Preferred Stock     3,750,000 (3)(5)   100%
Blackwood, NJ 08012

*Less than 1%

(1) The address of each beneficial owner is the address of the Company.

(2) Based on 22,283,624 shares of common stock outstanding as of April 11, 2006, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3) Based upon 375,000 outstanding shares of preferred stock after giving effect to the 10 for 1 voting rights. Arcon was authorized to receive an additional 100,000 shares of preferred stock in lieu of 221,892 shares of common stock of the Company in lieu of the cash payment for the balance of the dividend.

(4) Represents 1,781,202 shares held by Arcon Corp., a corporation wholly owned by Mr. Amico ("Arcon"), and however, excludes common stock that may be issued to Arcon as a dividend on the preferred stock.

(5) Represents shares held by Arcon.

(6) Represents 1,781,202 shares of common stock held by Arcon as stated in footnote (4) above, and 1,257,644 shares of common stock held individually by Mr. Amico.

(7) Represents shares of common stock held individually.

(8) Represents 115,000 shares held individually, 12,046 shares held by an affiliate, and 10,000 shares held by his spouse. The amount excludes shares of common stock to the Company's that may be granted to directors during 2005.

(9) Represents 44,500 shares of common stock held by an affiliate. The amount excludes shares of common stock to the Company's that may be granted to directors during 2005.

(10) Represents 107,650 shares of common stock held individually, 40,000 shares held by an affiliate and 10,000 shares held by a family trust. The amount excludes shares of common stock to the Company's that may be granted to directors during 2005.

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

4.3 Form of Series A Convertible Note dated as of February 11, 2005 (Filed as an exhibit to the Company's Form 8-K filed on February 11, 2005).

4.4 Form of Class A Common Stock Purchase Warrant dated as of February 11, 2005 (Filed as an exhibit to the Company's Form 8-K filed on February 11, 2005).

4.5 Form of Class B Common Stock Purchase Warrant dated as of February 11, 2005 (Filed as an exhibit to the Company's Form 8-K filed on February 11, 2005).

4.6 Form of Broker's Common Stock Purchase Warrant dated as of February 11, 2005 (Filed as an exhibit to the Company's Form 8-K filed on February 11, 2005).

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

10.9 Purchase Agreement, dated November 22, 2004, by and among Airtrax, Inc. and Excalibur Limited Partnership, Stonestreet Limited Partnership, Whalehaven Capital Fund. (Filed as an exhibit to the Company's Form 8-K filed on November 30, 2004).

10.10 Joinder to the Purchase Agreement, dated November 23, 2004, by and among Airtrax, Inc. and Excalibur Limited Partnership, Stonestreet Limited Partnership and Linda Hechter. (Filed as an exhibit to the Company's Form 8-K filed on November 30, 2004).

10.11 Registration Rights Agreement, dated November 22, 2004, by and among Airtrax, Inc. and Excalibur Limited Partnership, Stonestreet Limited Partnership, Whalehaven Capital Fund and First Montauk Securities Corp. (Filed as an exhibit to the Company's Form 8-K filed on November 30, 2004).

10.12 Joinder to the Registration Rights Agreement, dated November 23, 2004, by and among Airtrax, Inc. and Excalibur Limited Partnership, Stonestreet Limited Partnership, Linda Hechter and First Montauk Securities Corp. (Filed as an exhibit to the Company's Form 8-K filed on November 30, 2004).

10.13 Subscription Agreement dated February 11, 2005 by and among Airtrax, Inc. and the investors named in the signature pages thereto (Filed as an exhibit to the Company's Form 8-K filed on February 11, 2005).

10.14 Series B Unsecured Convertible Debenture and Warrants Purchase Agreement, dated May 31, 2005, by and between Airtrax, Inc. and the investor named on the signature page thereto (Filed as an exhibit to the Company's Form 8-K filed on June 6, 2005).

10.15 Registration Rights Agreement dated May 31, 2005, by and between Airtrax, Inc. and the investor named on the signature page thereto (Filed as an exhibit to the Company's Form 8-K filed on June 6, 2005).

10.16 Series B Unsecured Convertible Debenture of Airtrax, Inc. (Filed as an exhibit to the Company's Form 8-K filed on June 6, 2005).

10.17 Form of Stock Purchase Warrant of Airtrax, Inc. (Filed as an exhibit to the Company's Form 8-K filed on June 6, 2005).

10.18 Letter Agreement dated May 31, 2005 by and among Airtrax, Inc. and the investors named on the signature page thereto (Filed as an exhibit to the Company's Form 8-K filed on June 6, 2005).

10.19 Series C Unsecured Convertible Debenture and Warrants Purchase Agreement, dated October 18, 2005 by and between Airtrax, Inc. and the investor named on the signature page thereto (Filed as an exhibit to the Company's Form 8-K filed on October 24, 2005).

10.20 Registration Rights Agreement dated October 18, 2005, by and between Airtrax, Inc. and the investor named on the signature page thereto (Filed as an exhibit to the Company's Form 8-K filed on October 24, 2005).

10.21 Series C Unsecured Convertible Debenture of Airtrax, Inc. (Filed as an exhibit to the Company's Form 8-K filed on October 24, 2005).

10.22 Form of Stock Purchase Warrant of Airtrax, Inc. (Filed as an exhibit to the Company's Form 8-K filed on October 24, 2005).

10.23 Amended and Restated Stock Acquisition Agreement effective as of as of February 19, 2004 by and between Airtrax, Inc. and Fil Filipov (Filed as an exhibit to the Company's Form SB-2 filed on January 11, 2006).

10.24 Promissory Note of Filco GmbH dated as of January 15, 2005 issued to Airtrax, Inc. (Filed as an exhibit to the Company's Form SB-2 filed on January 11, 2006).

10.25 Promissory Note of Filco GmbH dated as of June 5, 2005 issued to Airtrax, Inc. (Filed as an exhibit to the Company's Form SB-2 filed on January 11, 2006).

10.26 Assignment and Purchase Agreement dated as of August 25, 2005 by and between Werner Faenger and Airtrax, Inc. (Filed as an exhibit to the Company's Form SB-2 filed on January 11, 2006).

10.27 Promissory Note of Filco GmbH with Guarantees dated as of November 25, 2005 issued to Airtrax, Inc. (Filed as an exhibit to the Company's Form SB-2 filed on January 11, 2006).

10.28 Form of Subscription Agreement of Airtrax, Inc. dated as of February 13, 2006. (Filed as an exhibit to the Company's Form 8-K filed on February 27, 2006).

10.29 Series D Unsecured Convertible Debenture of Airtrax, Inc. (Filed as an exhibit to the Company's Form 8-K filed on February 27, 2006).

10.30 Form of Stock Purchase Warrant of Airtrax, Inc. (Filed as an exhibit to the Company's Form 8-K filed on February 27, 2006).

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $23,000 and $21,012, respectively, for the years ended December 31, 2005 and December 31, 2004.

AUDIT-RELATED FEES

We incurred fees of $15,000 and $12,000, respectively, for the years ended December 31, 2005 and December 31, 2004 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees." We did incur accounting (audit) fees of $75,000 for accounting fees to audit Filco GmbH.

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were $750 and $780 respectively, for the fiscal years ended December 31, 2005 and December 31, 2004.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the years ended December 31, 2005 and December 31, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     AIRTRAX, INC., A NEW JERSEY CORPORATION


                     By: /s/ Peter Amico
                     ----------------------------------
                     Peter Amico, President,
                     Chief Executive Officer, Chairman ofthe Board of Directors, and Acting
                     Chief Financial Officer

                     April 20, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         SIGNATURE                        TITLE                    DATE
----------------------------  -----------------------------  -------------------

By: /s/ Peter Amico                President, Chief
    ----------------             Executive Officer, Acting    April 20, 2006
    Peter Amico                  Chief Financial Officer
                                     and Director


By: /s/ D. Barney Harris
    -----------------------
    D. Barney Harris                  Director                April 20, 2006


By: /s/James Hudson
    ----------------------
    James Hudson                      Director                April 20, 2006


By: /s/William Hungerville
    ----------------------
    William Hungerville               Director                April 20, 2006


By: /s/Fil Filipov
    ------------------------
    Fil Filipov                       Director                April 20, 2006


By: /s/Andrew Guzzetti
    ----------------------
    Andrew Guzzetti                   Director                April 20, 2006