Form 10QSB
period 2006-03-31
AIRTRAX INC
filed 2006-05-22
CIK 1081372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006.

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF

                     FOR THE TRANSITION PERIOD FROM __ TO __

                        Commission file number: 001-16237

                                  AIRTRAX, INC.
                 (Name of Small Business Issuer in its charter)


           New Jersey                               22-3506376
   (State or other jurisdiction of                (IRS Employer
    incorporation or organization)              Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2006, the issuer had 21,250,215 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes [ ] No [X]

                                  AIRTRAX, INC.
                 MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB



                                TABLE OF CONTENTS

                                                                           PAGE

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Balance Sheets                                                               1

Statements of Operations and Deficit Accumulated During
Development Stage                                                            2

Statements of Cash Flows                                                     3

Notes to Financial Statements                                              4-7

Special Note Regarding Forward Looking Statements

Item 2.   Management's Discussion and Analysis or Plan of Operations         8

Item 3.   Controls and Procedures                                           11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       12

Item 3.   Defaults Upon Senior Securities                                   13

Item 4.   Submission of Matters to a Vote of Security Holders               13

Item 5.   Other Information                                                 13

Item 6.   Exhibits                                                          13

SIGNATURES                                                                  14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  AIRTRAX, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2006

                                   (Unaudited)
                   ------------------------------------------

                                  AIRTRAX, INC.
                                  BALANCE SHEET

                                                                     March 31, 2006      December 31, 2005
                                                                       (Unaudited)            (Audited)
                                                                      ------------         ------------
                               ASSETS
Current Assets
    Cash                                                              $     81,300         $     19,288
    Accounts receivable                                                    134,067               94,357
    Inventory                                                            1,965,430            2,005,139
    Vendor advance                                                         163,517              163,517
    Deferred tax asset                                                   1,061,786              977,302
                                                                      ------------         ------------
                           Total current assets                          3,406,100            3,259,603
Fixed Assets
    Office furniture and equipment                                         157,521              157,521
    Automotive equipment                                                    21,221               21,221
    Shop equipment                                                          53,668               43,349
    Casts and tooling                                                      270,688              270,688
                                                                      ------------         ------------
                                                                           503,098              492,779
Less, accumulated depreciation                                             315,251              301,886
                                                                      ------------         ------------
                               Net fixed assets                            187,847              190,893
Other Assets
    Advances to Filco Gmbh                                               2,000,000            2,000,000
    Patents - net                                                          152,763              154,263
    Deferred Charges                                                             -              388,392
    Utility deposits                                                            65                   65
                                                                      ------------         ------------
                             Total other assets                          2,152,828            2,542,720
                                                                      ------------         ------------
          TOTAL ASSETS                                                $  5,746,775         $  5,993,216
                                                                      ============         ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                                  $    927,410         $    885,463
    Accrued liabilities                                                    307,868              266,556
    Obligation for outstanding options                                   1,372,949            1,330,948
    Warrants and conversion option liability                             1,513,810            3,516,462
    Shareholder loans payable                                              151,253              186,961
    Short term convertible debt                                            451,200                    -
                                                                      ------------         ------------
                      Total current liabilities                          4,724,490            6,186,390
Long Term Convertible Debt                                               2,198,000            2,048,000
                                                                      ------------         ------------
          TOTAL LIABILITIES                                              6,922,490            8,234,390
                                                                      ------------         ------------

Stockholders' Deficit
   Common stock - authorized, 100,000,000 shares
   without par value; issued and outstanding -
   22,091,316 and 21,939,360,
   espectively                                                         21,742,858           21,385,638
    Paid in capital - warrants                                          1,243,140            1,042,400
Preferred stock - authorized, 500,000,000
shares without par value; 375,000 issued and
outstanding                                                               545,491              545,491

Deficit accumulated during development stage                          (16,544,134)         (16,544,134)
Retained deficit                                                       (8,163,070)          (8,670,569)
                                                                     ------------         ------------
                    Total stockholders' deficit                        (1,175,715)          (2,241,174)
                                                                     ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                     $  5,746,775         $  5,993,216
                                                                     ============         ============

   The accompanying notes are an integral part of these financial statements.

                   AIRTRAX, INC.
             STATEMENTS OF OPERATIONS
       For the Three Months Ended March 31,

                                                                          2006                 2005
                                                                      ------------         ------------

SALES                                                                 $    658,976         $     76,991
COST OF GOODS SOLD                                                         527,678               52,361
                                                                      ------------         ------------

Gross Profit                                                               131,298               24,630


OPERATING AND ADMINISTRATIVE EXPENSES                                    1,021,573              723,594
                                                                      ------------         ------------
OPERATING LOSS                                                            (890,275)            (698,964)


OTHER INCOME AND EXPENSE
          Conversion Expense                                              (581,438)                   -
          Interest expense                                                 (48,751)             (40,272)
          Revaluation income                                             1,943,479                    -
          Interest income                                                        -               61,144
          Other income                                                           -                  136
                                                                      ------------         ------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                      423,015             (677,956)
INCOME TAX BENEFIT (STATE):
          Current                                                           84,484               58,145

                                                                      ------------         ------------
NET INCOME (LOSS)                                                     $    507,499         $   (619,811)
                                                                      =============        ============

NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS                    $    507,499         $   (619,811)
ADJUSTMENT FOR PREFERRED DIVIDENDS ACCUMULATED BUT UNPAID                  (21,875)             (17,188)
                                                                      ------------         ------------

INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS                        $    485,624         $   (636,999)
                                                                      ============         ============


NET INCOME (LOSS) PER SHARE - Basic and Diluted                       $        .02         $       (.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                           22,014,543           15,523,209


   The accompanying notes are an integral part of these financial statements.

                   AIRTRAX, INC.
              STATEMENTS OF CASHFLOWS
    For the Three Month Periods Ended March 31,

                                                                            2006               2005
                                                                      ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                        $ 507,499         $   (619,811)
Adjustments to reconcile net income to net cash consumed by
operating activities:
Charges not requiring the outlay of cash:
    Depreciation and amortization                                           14,865               10,833
    Value of common stock issued for services                              250,166                5,113
    Expense of settling certain liquidated damages                         108,417
    Conversion expense                                                     581,438
    Value of options granted for services                                   42,000               83,650
    Increase in accrual of deferred tax benefit                            (84,484)             (58,145)
    Revaluation of liabilities for warrants and  conversion privileges  (1,943,479)
    Interest accrued on shareholder loan                                     1,739                1,004
Changes in current assets and liabilities:
    Increase in accrued interest receivable                                      -              (60,780)
    Increase in accounts receivable                                        (39,710)             (76,991)
    Increase in vendor advances                                                  -              (77,000)
    Increase (decrease) in accounts payable                                 41,947               51,886
    Increase (decrease) in accrued liabilities                             138,471              (82,204)
    Decrease (increase) in inventory                                        39,709             (341,271)
                                                                      ------------         ------------
Net cash consumed by operating activities                                 (341,422)          (1,163,716)
                                                                      ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                                  (10,319)              (7,986)
Additions to patent cost                                                         -              (14,298)
Advances to FiLCO GmbH                                                           -           (1,155,000)
                                                                      ------------         ------------
Net cash consumed by investing activities                                  (10,319)          (1,177,284)
                                                                      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of issuance of convertible debt                               451,200            4,277,500
Net proceeds of common stock sales                                               -               55,000

Proceeds of exercises of warrants                                                -              554,913
Repayment of stockholder loans                                             (37,447)                   -
                                                                      ------------         ------------
Net cash provided by financing activities                                  413,753            4,887,413
                                                                      ============         ============

Net increase in cash                                                        62,012            2,546,413

Balance at beginning of period                                              19,288              641,477
                                                                      ------------         ------------
Balance at end of period                                              $     81,300         $  3,187,890
                                                                      ============         ============

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)



1.   BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. ("the Company") as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

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

2.   ACCOUNTING PRONOUNCEMENTS

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Accounting for Stock-Based Compensation," using the modified prospective transition ("MPT") method. This change had a negligible effect on results of operations.

3.   CONVERTIBLE NOTE FINANCINGS AND STOCK SALES

On February 13, 2006, the Company issued $451,200 of 8% Convertible Notes, due on February 13, 2007. After a period of ninety days, the notes are convertible to stock at a conversion price of $1.56 per share. Accompanying the notes were 289,231 warrants to purchase common stock, exercisable at $1.75 per share for a period of five years, starting immediately.

Previous Convertible Issues had contained "Most Favored Nations" clauses that guaranteed the investors that subsequent issues of stock or notes would not be made on more favorable terms. As a result, the following warrant and conversion prices were adjusted:

     1. The exercise price for warrants associated with the May 2005 $500,000 convertible offering was adjusted from $2.11 per share to $1.56 per share.

     2. The conversion price for the October, 2005 $1,548,000 issue was adjusted from $2.00 per share to $1.56 per share. 3. The exercise price for the 774,000 warrants associated with the October 2005 issue was adjusted from $3.25 per share to $1.56 per share.

The affect of these changes is included in the calculation of the $1,943,479 revaluation income.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

3.   CONVERTIBLE NOTE FINANCINGS AND STOCK SALES (CONT'D)

Included in the funds raised during 2004 through stock sales was $1,312,000 raised through the sale of 1,640,000 shares under a Purchase Agreement dated
November 22, 2004. That agreement required, among other things, that a registration statement be filed with the SEC and that the registration statement be declared effective by the SEC within a prescribed time. The Company did not fulfill these obligations. As a result, it is subject to penalties equal to 2% of the amount invested for each 30 day period following the default date. On May 31, 2005, the Company entered into a letter agreement with a representative of this shareholder group under which $120,429 was paid to settle the penalties which had accrued. Under the May 31, 2005 agreement, no further penalties would accrue until after June 30, 2005. The obligation concerning effectiveness of the registration statement has not been satisfied and penalties have accrued since June 30, 2005 at the rate of approximately $26,240 per month. The penalties paid thusfar, and penalties that accrued subsequent to June 30, 2005, were charged to expense during the periods in which they accrued. For the year ended December 2005 an additional $160,851 of unpaid liquidated damages had accrued and an additional $66,320 accrued during the first quarter of 2006. As discussed in the next paragraph, a portion of the liquidated damages accrued from July 1, 2005 to March 1, 2006 (91,160) was settled as of March 1, 2006.

On March 1, 2006, the Company issued $150,000 of 4% Convertible Notes, due on March 1, 2008. The notes are convertible at $1.56 per share over two years. These notes were accompanied by 48,077 warrants to purchase common stock at $1.65 per share over five years. The notes, as further discussed in Note 5, were issued as consideration for a waiver of rights to liquidated damages, both currently due and those that would have accrued in the future, from certain investors of the November, 2004 stock offering.

There were three private placement offerings during 2005. Under the provisions of the first of these offerings, penalties will not accrue as the registration requirements of that offering have been satisfied. Under the second such offering, there is no provision for penalties. Under the third such offering, penalties were effective 150 days after October 18, 2005, which date is March
17, 2006. Such penalties will accrue at the rate of 2% per month of the amount raised in that offering, which was $1,548,000. A total of $15,480 was accrued for the penalty on this offering in the first quarter of 2006.

There was no provision for damages in the convertible issue sold in the first quarter of 2006 or in the convertible notes described in the second preceding paragraph.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

4.   WARRANTS

The Company has issued warrants both as part of "stock units" and as an integral part of convertible note issues. The convertible notes include prices for conversion to stock. The value of the warrants and conversion options classified as liabilities are revalued each reporting period based upon their comparative fair values. These values from a Black Scholes valuation model, consistent with the requirements of SFAS No.133.

The following is a summary of warrants outstanding at March 31, 2006:



Warrants outstanding at December 31, 2005                  10,875,558
Warrants issued with 2006 convertible notes                   337,308
                                                          -----------
Warrants outstanding March 31, 2006                        11,212,876
                                                          ===========

5.   SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest was $0 and $4, respectively, for the quarters ended March 31, 2006 and March 31, 2005. There was no cash paid for income taxes during either the 2005 or 2004 quarters.

There were no noncash investing activities during either the 2006 or 2005 periods. The following noncash financing activities occurred during 2006.

Shares of common stock were issued for services in 2006; these totaled 144,456 shares.

The Company issued $150,000 of 4% convertible notes due March 1, 2008 in consideration for certain investors waiving their rights to liquidated damages accruing under the November 2004 stock offering. A charge of $108,417 was recorded during the 2006 quarter, representing the difference between accrued damages settled ($91,160) and the value of the convertible notes and associated derivatives.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


6.   OPERATING AND ADMINISTRATIVE EXPENSES

Details of operating and administrative expenses are presented below:


                                            3 Months Ended      3 Months Ended
                                                3/31/06             3/31/05
                                              -----------         -----------
        Options expense                       $    42,000         $    83,650
        Salaries                                  156,630             121,594
        Marketing expense                          13,702             133,012
        Production costs                           61,593             100,903
        Professional fees                         158,861             118,364
        Commissions                                50,845                   -
        Consulting - administrative                14,150               5,113
        Settlement expense                        108,417
        Liquidated damages                         81,800                   -
        Consulting - marketing                     47,925                   -
        Rent                                       38,250              10,500
        Fees - assembly labor                      65,221                   -
        Employee awards                            53,250                   -
        Other expenses                            128,929             150,458
                                              -----------         -----------
                       Totals                 $ 1,021,573         $   723,594
                                              ===========         ===========

7.   CONTINGENCIES

On February 19, 2004, the Company reached a tentative agreement to purchase capital stock of FiLCO GmgH., a German manufacturer of fork trucks (formerly Clark Material Handling Company of Europe) with a manufacturing facility in Mulheim, Germany (FiLCO). It was expected that the Company would acquire 75.1% of FiLCO. While negotiations were continuing, the Company agreed to make advances to FiLCO. Through December 31, 2005 advances totaling $6,275,881 had thus been made.

On January 20, 2006, Filco filed for insolvency in Germany and a receiver was appointed. As a result, on February 7, 2006 the Company terminated the tentative agreement to acquire Filco stock and began negotiations with the receiver to acquire some or all of the Filco assets. The $6,275,881 of advances to Filco that were outstanding at December 31, 2005, are secured by liens filed against the machinery and equipment owned by Filco, which in 2003 was appraised at $5,400,000, and by liens filed against its intellectual property, which has not been appraised. Due to the uncertainty of the Company's position under German bankruptcy law, the Filco advances have been written down to $2,000,000. An auction sale of Filco assets occurred on May 10, 2006. The Company will be advised of the outcome through it's German legal counsel, but has not received a report. The Company will seek to recover on its secured loans through appropriate legal channels.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors."

Overview

Since 1995, substantially all of our resources and operations have been directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of the components, including the unique shaped wheels, motors, and frames, have been specially designed by us and specially manufactured for us. Sixteen commercial omni-directional lift trucks were sold to customers in the United States, South Africa, Spain, Canada and Panama as of March 31, 2006 and others are ready to ship pending receipt of funds or consummation of letters of credit or other credit facilities. These sixteen units, which included optional equipment, produced billings of $658,976 from January 1, through March 31, 2006.

We have commenced production and have received the parts required for production of a total of fourteen units of our Sidewinder ATX-3000 Omni-Directional Lift Truck, but believe that as many as thirty two units could be assembled by June 30, 2006 depending upon supply chain deliveries. As of March 31, 2006, we did not have all of the parts required from every vendor for completion of the trucks other than those heretofore noted. The assembly and sale is dependent upon delivery of all of the required parts.

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

Complete assembly is conducted by us at our newly leased facilities at 200 Freeway Drive Unit One, Blackwood, NJ 08012. Approximately 50% of the frames have been manufactured in the USA. These frames are shipped to the Blackwood plant for complete assembly. Besides the assembly of vehicles at Blackwood, partially assembled vehicles have been shipped to the Blackwood facility from the Filco plant in Germany. These shipments ceased when Filco declared insolvency on January 20, 2006. Partial assembly of approximately nineteen lift trucks has been completed at the Filco plant, fourteen of which and have been shipped to the USA for final assembly. To date, a total of approximately sixty lift trucks have been shipped from Bulgaria to the Filco plant for partial assembly. Additional frames and other parts totaling some $450,000 remain at the Filco facility awaiting release by the receiver to us. Most of the frames manufactured in Bulgaria had to be re-machined to be within certain tolerances required for these frames. The re-machining charges will be back-charged to the frame manufacturer. The frame manufacturer will adjust tooling to get the tolerances to the required specifications for future deliveries.

We have incurred losses and experienced negative operating cash flow since our formation. For the three months ended March 31, 2006 and 2005, we had net income of $507,499 and a net loss of $(619,811), respectively. The net income in the year is primarily related to revaluation income in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices. (See Note 3 to the financial statements). We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

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

In October 2004, Mr. Filipov and we agreed to modify our agreement in principal so as to increase the number of shares of the capital stock of Filco GmbH which we will acquire, if we finalize the acquisition, from 51% to 75.1%. The purpose of this change is to give us control of Filco GmbH in accordance with USGAAP and German law considerations regarding consolidation and capitalization. Further, this change was offered and accepted in consideration of our agreeing to advance Filco additional funds, in the form of a loan, to fund the start up of the Filco operation prior to the consummation of the transaction. All other conditions and terms of the agreement between the parties remained the same. On January 20, 2006, Filco filed for insolvency in Germany. As a result of the filing by Filco, we terminated the Acquisition Agreement on February 7, 2006. An auction sale of Filco assets occurred on May 10, 2006. We will be advised of the outcome through our German legal counsel, but has not received a report as of the date hereof. As a creditor, we have filed liens against Filco's machinery and equipment and intellectual property. We will seek to recover on our secured loans asset forth above through appropriate legal channels.

Loans to Filco GmbH

We loaned Filco GmbH an aggregate principal amount of $6,275,881 through March 31, 2006, exclusive of interest at 8% per annum, pursuant to a series of secured promissory notes. Security for these loans consisted of Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings. We used proceeds from the private placement offerings that we completed during 2004 and 2005 to fund the Filco loans.

The loans to Filco were to be repaid on or prior to December 31, 2006. On January 20, 2006, Filco filed for insolvency in Germany. As a result of the filing by Filco, we terminated the acquisition agreement on February 7, 2006. An auction sale of Filco assets occurred on May 10, 2006. We will be advised of the outcome through it's German legal counsel forthwith, but has not received a report as of the date hereof. As a creditor, we have filed liens against Filco's machinery and equipment and intellectual property. We will seek to recover on our secured loans through appropriate legal channels.

The security interests which we have in Filco's property include the Filco equipment and machinery, and intellectual property, including designs and drawings for over 100 models of Clark lift trucks. An appraisal made by an independent appraiser in July 2005, which established values as of April 2003, valued the machinery and equipment at 4,500,000 Euros (US $5,400,000). Such appraisal did not include a valuation of Filco's intellectual property which we believe has significant value.

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

Results of Operations - Three Months Ended March 31, 2006 compared with Three Months Ended March 31, 2005

We had been a development stage company for much of 2005 and all of 2004 periods and had not engaged in full-scale operations for the periods indicated. The revenues for the periods in 2005 and the first quarter of 2006 have been derived from the sales of omni-directional lift trucks. The available dollar limits of contracts with the United States Navy were substantially completed during 2002, and we recognized limited revenues from the United States Navy contract during 2003. During 2006, we hope to commence full production. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

Revenues.

Revenues for the three-month period ended March 31, 2006 were $658,976, representing an increase of $581,985 from revenues of $76,991 for the first quarter of 2005. This increase is revenues can be attributed to our realized revenues from the increased sales of the Sidewinder Omni-Directional Lift Truck in the first quarter of 2006.

Cost of Goods Sold.

The Company's cost of goods sold for the three months ended March 31, 2006 amounted to $527,678, an increase of $475,317 from $52,361 for the three months ended March 31, 2005. The Company's increase in cost of goods sold reflects the cost associated with our realized revenues from increased sales of the Sidewinder Omni-Directional Lift Truck in the first quarter of 2006 from the fourth quarter of 2005.

The Company is entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $75,868 has been recorded for the first quarter of 2006 and $58,145 was recorded during the first quarter of 2005.

Operating and Administrative Expenses.

Operating and administrative expenses which include administrative salaries, depreciation and other expenses for three-month period ended March 31, 2006 totaled $1,021,573 which represents an increase of $297,979 from $723,594 incurred in the three-month period ended March 31, 2006. The increase is due primarily to expenses related to the increase in production of SIDEWINDERS. Interest expense payable to third party suppliers totaled $48,751 for the three months ended March 31, 2006, representing an $8,479 increase from $40,272 for the three months ended March 31, 2005.

Income (Loss) Before Income Taxes.

Net income before taxes in the three months ended March 31, 2006 was $423,015 which reflects an increase of $1,100,971 from $677,956 in net loss before taxes for the three months ended March 31, 2005. This increase is attributable to an increase in sales of our SIDEWINDER unit and $1,943,479 of revaluation income.

Loss Allocable to Shareholders.

Income allocable to shareholders for the three months ended March 31, 2006 was $485,624, which represents an increase of $1,122,623 from $636,999 in loss allocable to shareholders during the first quarter of 2005. This increase is primarily attributable to an increase in sales of our SIDEWINDER unit and $1,943,479 of revaluation income.

Liquidity and Capital Resources - Three Months Ended March 31, 2006 compared with Three Months Ended March 31, 2005

Since our inception, we have financed our operations through the private placement of our common stock and sales of convertible debt. During the first quarter of 2006 and 2005, we raised net of offering costs $451,200 and $4,887,413, respectively, from the private placement of our securities.

During 2000, we were approved by the State of New Jersey for our technology tax transfer program pursuant to which we could sell our net operating losses and research and development credits as calculated under state law. During the first quarter of 2006 and 2005, we recorded credits of $84,484 and $58,145, respectively from the sale of our losses and credits.

We have consistently demonstrated our ability to meet our cash requirements through private placements of our common stock and convertible notes. We have continued to similarly satisfy those requirements during the quarter ended March 31, 2006.

We anticipate that our cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising with production of its omni-directional lift truck and the anticipated start of Cobra (Scissors-Lift) production.

We will require additional funds to continue our operations beyond the initial production run. We anticipate that operating capital in the amount of $4 million will be required during calendar year 2006 to sufficiently fund operations. Of the total amount, approximately 80% is projected for parts and component inventory costs, with the balance projected as general operating expenditures, which includes overhead and salaries. We expect to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as we transition from the initial production run to full-scale production. We partially funded these additional cash requirements through the issuance of equity and/or debt securities which may be similar to the offering described above. We cannot predict whether we will be successful in obtaining sufficient capital to fund continuing operations. If we are unable to obtain sufficient funds in the near future, such event will delay production of its product(s) and likely will have a material adverse impact on us and our business prospects.

As of March 31, 2006, our working capital deficit was $(1,318,390). Fixed assets, net of accumulated depreciation, and total assets, as of March 31, 2006, were $187,847 and $5,746,775, respectively. Current liabilities as of March 31, 2006 were $4,724,490.

Off-Balance Sheet Arrangements.

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Liquidated Damages

On May 31, 2005 we entered into a Letter Agreement (the "Letter Agreement") with the accredited investors who participated in our November 2004 private placement (the "November 2004 Investors") pursuant to which we agreed to pay to the November 2004 Investors an aggregate amount of $120,429.33, representing an amount equal to 2% of the aggregate amount invested by the November 2004 Investors for each 30-day period or pro rata for any portion thereof, as liquidated damages for our failure to file a registration statement within 45 days of November 22, 2004 and for our failure to have such registration statement declared effective by the SEC within 90 days of November 22, 2004. The amount paid to the November 2004 Investors pursuant to the Letter Agreement represents a default of 36 days with respect to filing the registration statement and a default of 100 days with respect to having the registration statement declared effective by the SEC. Under the Letter Agreement, the liquidated damages paid to the November 2004 Investors satisfies our obligations until June 30, 2005.

From July 1, 2005 through March 31, 2006, an aggregate amount of approximately $212,457 had accrued in liquidated damages payable to the November 2004 Investors. Further liquidated damages will continue to accrue since we withdrew the registration statement which registered the shares underlying the securities issued in the November 2004 private placement. On March 1, 2006, we issued of an aggregate principal amount $150,000 of our 4% Unsecured Convertible Debentures and 5 year warrants to purchase an aggregate of 48,077 shares of our common stock. The debentures mature on March 1, 2008, pay simple interest at a rate of 4% per annum and are convertible into shares of our common stock at a price equal to 1.56 per share. The warrants are exercisable into shares of our common stock at a price equal to $1.65 per share. Our issuance of the aforementioned securities were in settlement of accrued liquidated damages which we owed to two of the four investors for our inability to have the SEC declare our registration statement on Form SB-2 effective within the specified timeframe as set forth in the Registration Rights Agreement dated November 22, 2004. In addition, the investors agreed to forego any future accrual and payment of such liquidated damages. We are currently negotiating with the remaining two investors of the November 2004 private placement to settle the liquidated damages which we currently owe, and in the future will owe. As of the date hereof, the November 2004 Investors not included in the settlement have not demanded payment of unpaid and accrued liquidated damages from us.

Liquidated Damages

On March 17, 2006, we began to accrue liquidated damages to the investors of the first and second closings of our October 2005 private placement because we did not register shares of our common stock underlying the Series C Unsecured Convertible Debentures and common stock purchase warrants within 150 days from the initial closing date of October 18, 2005. As of March 31, 2006, an aggregate amount of approximately $15,480 has accrued in liquidated damages payable to the investors. We have begun discussions with the lead investor of the October 2005 private placement, and intend to engage in negotiations with the remaining investors, to settle the liquidated damages which we currently, and in the future will, owe

Item 3. Controls and Procedures

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2006, we completed a private placement of our 8% Series D Unsecured Convertible Debentures and Stock Purchase Warrants to certain accredited investors pursuant to that certain Subscription Agreement dated as of February 13, 2006 under which we sold an aggregate of $451,200 principal amount debentures convertible into shares of our common stock, no par value per share, and warrants to purchase 289,231 shares of our common stock to certain accredited investors who are parties to the Subscription Agreement for an aggregate purchase price of $451,200.

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

In addition, we issued 289,231 warrants to the investors, representing an amount of warrants equal to 100% of the quotient of (i) the principal amount of the debentures issued at the closing date divided by (ii) the conversion price of the debentures. The warrants are exercisable at a price equal to $1.75 from the date of issuance until 5 years after the closing date.

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


                           AIRTRAX, INC.

                           By: /s/ Peter Amico
                           ----------------------------------
                           Peter Amico, President,
                           Chief Executive Officer,
                           Chairman of the Board of
                           Directors, and Acting
                           Chief Financial Officer

                           May 22, 2006