Form 10QSB
period 2006-06-30
AIRTRAX INC
filed 2006-08-21
CIK 1081372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF For the transition period from _________ to


                        Commission file number: 001-16237

                                  AIRTRAX, INC.
                 (Name of Small Business Issuer in its charter)


          New Jersey                                         22-3506376
          ----------                                        ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2006, the issuer had 23,480,157 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes [ ] No [X]

                                  AIRTRAX, INC.
                  JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-QSB



                                TABLE OF CONTENTS

                                                                           PAGE

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Balance Sheets                                                               3

Statements of Operations and Deficit Accumulated During
Development Stage                                                            4

Statements of Cash Flows                                                     5

Notes to Financial Statements                                                6

Special Note Regarding Forward Looking Statements

Item 2.   Management's Discussion and Analysis or Plan of Operations        11

Item 3.   Controls and Procedures                                           16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 17

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       17

Item 3.   Defaults Upon Senior Securities                                   17

Item 4.   Submission of Matters to a Vote of Security Holders               17

Item 5.   Other Information                                                 17

Item 6.   Exhibits                                                          17

SIGNATURES                                                                  18

                        PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                                  AIRTRAX, INC.
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


                                  AIRTRAX, INC.
                                  BALANCE SHEET


                                                      June 30,     December 31,
                                                       2006           2005
                                                   (Unaudited)     (Audited)
                                                    ------------   ------------
                                     ASSETS

Current Assets

    Cash                                            $      2,670   $     19,288
    Accounts receivable                                  407,610         94,357
    Inventory                                          1,651,100      2,005,139
    Vendor advance                                       167,637        163,517
    Deferred tax asset                                 1,326,552        977,302
                                                    ------------   ------------
                            Total current assets       3,555,569      3,259,603
Fixed Assets
    Office furniture and equipment                       157,522        157,521
    Automotive equipment                                  21,221         21,221
    Shop equipment                                        53,668         43,349
    Casts and tooling                                    273,017        270,688
                                                    ------------   ------------
                                                         505,428        492,779
Less, accumulated depreciation                           328,636        301,886
                                                    ------------   ------------
                            Net fixed assets             176,792        190,893
Other Assets
    Advances to Filco Gmbh                             1,000,000      2,000,000
    Patents - net                                        151,262        154,263
    Deferred Charges                                         -          388,392
    Deposits                                              27,157             65
                                                    ------------   ------------
                           Total other assets          1,178,419      2,542,720
                                                    ------------   ------------
          TOTAL ASSETS                              $  4,910,780   $  5,993,216
                                                    ============   ============
      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
    Accounts payable                                $    891,657   $    885,463
    Accrued liabilities                                  308,877        266,556
    Obligation for outstanding options                 1,372,649      1,330,948
    Warrants and conversion option liability           2,198,648      3,516,462
    Shareholder loans payable                            142,748        186,961
                                                    ------------   ------------
                         Total current liabilities     4,914,579      6,186,390

Long Term Convertible Debt                             2,246,248      2,048,000
                                                    ------------   ------------
          TOTAL LIABILITIES                            7,160,827      8,234,390
                                                    ------------   ------------


Stockholders' Deficiency
    Common stock - authorized, 100,000,000 shares
    without par value; issued and
    outstanding - 23,484,824 and 21,939,360,
    respectively                                      24,292,515     21,385,638
    Paid in capital - warrants                         1,458,038      1,042,400
Preferred stock - authorized, 500,000,000
shares without par value; 375,000 issued and
outstanding                                              545,491        545,491

Deficit during development stage                     (16,751,086)   (16,751,086)

Deficit from operations                              (11,795,005)    (8,463,617)
                                                    ------------   ------------
                     Total stockholders' deficit      (2,250,047)    (2,241,174)
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                                    $  4,910,780   $  5,993,216
                                                    ============   ============


              The accompanying notes are an integral part of these
                             financial statements.

                                 AIRTRAX, INC.
                            STATEMENTS OF OPERATIONS
                        For the Six Months Ended June 30,


                                                                                     2006              2005
                                                                                     ----              ----
SALES                                                                            $  1,271,277    $    167,545
COST OF GOODS SOLD                                                                  1,193,815         160,126
                                                                                 ------------    ------------
                Gross Profit                                                           77,462           7,419

OPERATING AND ADMINISTRATIVE EXPENSES                                               3,200,705       2,007,882
                                                                                 ------------    ------------
OPERATING LOSS                                                                     (3,123,243)     (2,000,463)
OTHER INCOME AND EXPENSE
          Conversion Expense                                                         (760,184)            -
          Interest expense                                                           (107,275)
                                                                                                      (74,430)
          Revaluation income                                                        1,106,039         600,349
          Interest income                                                                  85          14,301
          Other income                                                                    211
                                                                                 ------------    ------------
NET LOSS BEFORE INCOME TAXES                                                       (2,884,578)     (1,460,032)
INCOME TAX BENEFIT (STATE):                                                      ------------    ------------
          Current                                                                     349,250         185,434
NET LOSS BEFORE DIVIDEND                                                           (2,535,328)     (1,274,598)

DEEMED DIVIDENDS ON PREFERRED STOCK                                                   652,310         479,167
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                       (3,187,638)     (1,753,765)
PREFERRED STOCK DIVIDENDS PAID                                                       (143,750)        (51,563)
DEFICIT ACCUMULATED                                                              $ (3,331,388)   $ (1,805,328)
                                                                                 ============    ============
NET LOSS PER SHARE - Basic and Diluted                                           $       (.14)   $       (.09)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                      22,249,454      19,435,015

              The accompanying notes are an integral part of these
                             financial statements.

                                  AIRTRAX, INC.
                            STATEMENTS OF OPERATIONS
                   For the Three Month Periods Ended June 30,



                                                     2006              2005
                                                ------------    ------------
SALES                                           $    612,301    $     90,554
COST OF GOODS SOLD                                   666,137         107,765
                                                ------------    ------------
                                                     (53,836)        (17,211)

OPERATING AND ADMINISTRATIVE EXPENSES              2,179,132       1,284,288
                                                ------------    ------------
OPERATING LOSS                                    (2,232,968)     (1,301,499)

OTHER INCOME AND EXPENSE
          Conversion expense                        (178,746)            -
          Interest (expense) income                  (58,524)        (34,158)
          Revaluation (expense) income              (837,440)        226,859
          Interest income                                 85           7,151
          Other income                                     -              75
                                                ------------    ------------


NET LOSS BEFORE INCOME TAXES                      (3,307,593)     (1,101,572)

INCOME TAX BENEFIT (STATE):
          Current                                    264,766         127,289
                                                ------------    ------------
NET LOSS BEFORE DIVIDEND                          (3,042,827)       (974,283)

DEEMED DIVIDENDS ON PREFERRED STOCK                  652,310         479,167
                                                ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS      (3,695,137)     (1,453,450)

PREFERRED STOCK DIVIDENDS PAID                      (143,750)        (51,563)

DEFICIT ACCUMULATED                             $ (3,838,887)   $ (1,505,013)
                                                ============    ============
NET LOSS PER SHARE - Basic and Diluted          $       (.17)   $       (.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     22,249,454      21,477,816


              The accompanying notes are an integral part of these
                             financial statements.

                                  AIRTRAX, INC.
                            STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,



                                                                  2006           2005
                                                              -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      $(3,187,638)   $(1,753,765)
Adjustments to reconcile net income to net cash consumed by
operating activities:
Charges not requiring the outlay of cash:
    Depreciation and amortization                                  29,750         21,666
    Amortization of bond discount                                                 20,833
    Equity securities issued for services                         903,839        717,593
    Stock issued in settlement of interest obligations                            36,986
    Expense of settling certain liquidated damages                 44,267
    Conversion expense                                            760,184
    Value of options granted for services                          41,700
    Deemed dividend                                               652,310        479,167
    Increase in accrual of deferred tax benefit                  (349,250)      (185,434)
    Impairment                                                  1,000,000
    Revaluation of liabilities for warrants and  conversion    (1,106,039)      (600,349)
    privileges
    Interest accrued on shareholder loan                            6,234          2,007
Changes in current assets and liabilities:
    Increase in accounts receivable                              (313,253)        (2,445)
    Increase in vendor advances                                    (4,120)      (121,000)
    Increase in deposits                                          (27,092)
    Increase (decrease) in accounts payable                         6,194         45,945
    Increase (decrease) in accrued liabilities                    297,553            -
    Decrease (increase) in inventory                              354,039       (964,154)
                                                              -----------    -----------
Net cash consumed by operating activities                        (891,322)    (2,302,950)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                         (12,649)       (71,137)
Additions to patent cost                                              -          (31,460)
Advances to FiLCO GmbH                                                -       (2,596,136)
                                                              -----------    -----------
Net cash consumed by investing activities                         (12,649)    (2,698,733)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of issuance of convertible debt                      819,800      4,277,500
Net proceeds of common stock sales                                 29,500         55,000

Proceeds of convertible loan                                                     409,913
Proceeds from exercise of warrants                                               718,486
Proceeds from warrant extensions                                   88,500
Proceeds of stockholder loans                                      49,813
Repayment of stockholder loans                                   (100,260)        (2,002)
                                                              -----------    -----------
Net cash provided by financing activities                         887,353      5,458,897
                                                              -----------    -----------

Net (decrease) increase in cash                                   (16,618)       457,214
Balance at beginning of period                                     19,288        641,477
                                                              -----------    -----------
Balance at end of period                                      $     2,670    $ 1,098,691
                                                              ===========    ===========

              The accompanying notes are an integral part of these
                             financial statements.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


1. BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. ("the Company") as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the quarter ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

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

2. ACCOUNTING PRONOUNCEMENTS

On January 1. 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Accounting for Stock-Based Compensation," using the modified prospective transition ("MPT") method. This change had a negligible effect on results of operations.

3.CONVERTIBLE NOTE FINANCING AND STOCK SALES

During the first six months of 2006, the Company issued $819,800 of 8% Convertible Notes, due on February 13, 2007. The notes together with related interest thereon have been converted to stock at the specified conversion price of $1.56. Accompanying the notes were 525,513 warrants to purchase common stock, exercisable at $1.75 per share for a period of five years, starting immediately.

Previous Convertible Issues had contained "Most Favored Nations" clauses that guaranteed the investors that subsequent issues of stock or notes would not be made on more favorable terms. As a result of the issuance of these convertible notes, the following warrant and conversion prices were adjusted:

     1. The exercise price for warrants associated with the May $500,000 convertible offering was adjusted from $2.11 per share to $1.56 per share.
     2. The conversion price for the October 2005 $1,548,000 issue was adjusted from $2.00 per share to $1.56 per share.
     3. The exercise price for the 774,000 warrants associated with the October 2005 issue was adjusted from $3.25 per share to $1.56 per share.

The affect of these changes is included in the calculation of the $1,106,039 revaluation income.

On March 1, 2006, the Company issued $150,000 of 4% Convertible Notes, due on March 1, 2008. The notes are convertible at $1.56 per share over two years. The warrants are exercisable at $1.65 per share over five years. On June 30, 2006, the Company issued an additional $48,248 in 4% convertible notes, due June 30, 2008 in settlement of liquidated damages. These notes are also convertible at $1.56 over two years with associated warrants exercisable for five years at $1.65 per share. The notes, as further referred to in Note #5 (Supplemental Cash Flow Information), in settlement of accrued liquidated damages which the Company owed to the investors for the Company's inability to cause the SEC declare its registration statement on Form SB-2 effective within the specified timeframe as set forth in the Registration Rights Agreement dated November 22, 2004. In addition, the investors agreed to forego any future accrual and payment of such liquidated damages. As of June 30, 2006 all damages are considered settled.

Included in the funds raised during 2004 through stock sales was $1,312,000 raised through the sale of 1,640,000 shares under a Purchase Agreement dated November 22, 2004. That agreement required, among other things, that a registration statement be filed with the SEC and that the registration statement be declared effective by the SEC within a prescribed time. The Company did not fulfill these obligations. As a result, it is subject to penalties equal to 2% of the amount invested for each 30 day period following the default date. On May 31, 2005, the Company entered into a letter agreement with a representative of this shareholder group under which $120,429 was paid to settle the penalties which had accrued. Under the May 31, 2005 agreement, no further penalties would accrue until after June 30, 2005. The obligation concerning effectiveness of the registration statement has not been satisfied and penalties have accrued since June 30, 2005 at the rate of approximately $26,240 per month. The penalties paid thusfar, and penalties that accrued subsequent to June 30, 2005, were charged to expense during the periods in which they accrued. For the year ended December 31, 2005 an additional $160,851 of unpaid liquidated damages had accrued. Effective with the issuance of the 4% debentures and associated warrants on June 30, 2006, all damages are settled for this issue.

There were three private placement offerings during 2005. Under the provisions of the first of these offerings, penalties will not accrue as the registration requirements of that offering have been satisfied. Under the second such offering, there is no provision for penalties. Under the third such offering, penalties were effective 150 days after October 18, 2005. Such penalties will accrue at the rate of 2% per month of the amount raised in that offering, which was $1,548,000. The pro rata portion ($108,360) of penalties has been recorded in the first six months of 2006.

There was no provision for damages in the convertible issue sold in 2006.

4.WARRANTS

The Company has issued warrants both as part of "stock units" and as an integral part of convertible note issues. The convertible notes include prices for conversion to stock. The value of the warrants and conversion options classified as liabilities are revalued each reporting period based upon their comparative fair values. These values are determined from a Black Scholes valuation model, consistent with the requirements of SFAS No.133.

The following is a summary of warrants outstanding at June 30, 2006:

Warrants outstanding at December 31, 2005                     10,875,558
Warrants issued with 2006 convertible notes                      597,713
                                                              ----------
Warrants outstanding June 30, 2006                            11,473,271
                                                              ==========


5. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $0 and $4, respectively, for the quarters ended June 30, 2006 and June 30, 2005. There was no cash paid for income taxes during either the 2006 or 2005 quarters.

There were no noncash investing activities during either the 2006 or 2005 periods. The following noncash financing activities occurred during these periods.

In 2006, 567,223 shares of common stock were issued for services.

During the first half of 2006, the Company issued $198,248 of 4% unsecured debentures, in settlement of liquidated damages with certain investors from the November, 2004 stock offering. It recorded a charge of $44,266, representing the difference between accrued damages settled and the combined value of the $198,248 of debentures issued and their associated derivatives.

6.OPERATING AND ADMINISTRATIVE EXPENSES

Details of operating and administrative expenses are presented below:

----------------------------- ------------------------ -------------------------
                                 Six Months Ended          Six Months Ended
                                   June 30, 2006            June 30, 2005
----------------------------- ------------------------ -------------------------
Options expense                               $41,700                   $83,650
----------------------------- ------------------------ -------------------------
Salaries and payroll taxes                    348,675                   287,742
----------------------------- ------------------------ -------------------------
Impairment                                  1,000,000
----------------------------- ------------------------ -------------------------
Marketing expense                              45,229                   202,978
----------------------------- ------------------------ -------------------------
Production costs                               67,407                   152,705
----------------------------- ------------------------ -------------------------
Professional fees                             377,513                   306,068
----------------------------- ------------------------ -------------------------
Commissions                                    57,109                         -
----------------------------- ------------------------ -------------------------
Consulting - administrative                   234,694                   313,863
----------------------------- ------------------------ -------------------------
Settlement expense                             44,266                         -
----------------------------- ------------------------ -------------------------
Liquidated damages                            188,815                   120,429
----------------------------- ------------------------ -------------------------
Consulting - marketing                        195,608
                                                                         94,080
----------------------------- ------------------------ -------------------------
Rent                                           84,070                    50,000
----------------------------- ------------------------ -------------------------
Insurance                                      43,183                   129,879
----------------------------- ------------------------ -------------------------
Director awards                               222,500                    48,000
----------------------------- ------------------------ -------------------------
Employee awards                                90,500
                                                                         62,490
----------------------------- ------------------------ -------------------------
Office expense                                 48,325                    46,000
----------------------------- ------------------------ -------------------------
Other expenses                                111,111                   109,998
                                           ----------                ----------
----------------------------- ------------------------ -------------------------
               Totals                      $3,200,705                $2,007,882
                                           ==========                ==========
----------------------------- ------------------------ -------------------------

7.CONTINGENCIES

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

On January 20, 2006, Filco filed for insolvency in Germany and a receiver was appointed. As a result, on February 7, 2006 the Company terminated the tentative agreement to acquired Filco stock and began negotiations with the receiver to acquire some or all of the Filco assets. The $6,255,462 of advances to Filco that were outstanding at December 31, 2005, were secured by liens filed against the machinery and equipment owned by Filco which in 2003 was appraised at $5,400,000, and by liens filed against its intellectual property, which has not been appraised. Due to the uncertainty of the Company's position under German bankruptcy law, the Filco advances have been written down to $1,000,000. An auction of Filco assets was conducted by the receiver who did not acknowledge all of Airtrax's liens against property and equipment.

8.SUBSEQUENT EVENTS

On July 26, 2006, the Company issued a Series A Convertible Note in the amount of $400,000 with an annual interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's Common Stock at any time prior to the maturity date of October 26, 2006 at a rate of $1.56 per share.

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

Overview

Since 1995, substantially all of our resources and operations have been directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of the components, including the unique shaped wheels, motors, and frames, have been specially designed by us and specially manufactured for us. Fourteen commercial omni-directional lift trucks were sold to customers in the United States, Spain, and the United Kingdom in the quarter ended June 30, 2006. These fourteen units, which included optional equipment, produced billings of $612,301 from April 1, through June 30, 2006.

We have commenced production and have received the parts required for production of a total of eleven units of our Sidewinder ATX-3000 Omni-Directional Lift Truck, but believe that as many as twenty units could be assembled by September 30, 2006 depending upon supply chain deliveries. As of June 30, 2006, we did not have all of the parts required from every vendor for completion of the trucks other than those heretofore noted. The assembly and sale is dependent upon delivery of all of the required parts.

We have begun development and prototyping the Cobra and King Cobra scissor lift in the second quarter. In addition, we have begun development and prototyping of the Omni-directional power chair. We anticipate incurring more costs on these products and will begin production of the Cobra and King Cobra in 2006.

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

Complete assembly is conducted by us at our newly leased facilities at 200 Freeway Drive Unit One, Blackwood, NJ 08012. Approximately 50% of the frames have been manufactured in the USA. These frames are shipped to the Blackwood plant for complete assembly. Besides the assembly of vehicles at Blackwood, partially assembled vehicles have been shipped to the Blackwood facility from the Filco plant in Germany. These shipments ceased when Filco declared insolvency on January 20, 2006. Partial assembly of approximately nineteen lift trucks has been completed at the Filco plant, fourteen of which and have been shipped to the USA for final assembly. To date, a total of approximately sixty frames have been shipped from Bulgaria to the Filco plant for partial assembly. Other parts totaling some $450,000 remain at the Filco facility awaiting release by the receiver to us. Most of the frames manufactured in Bulgaria had to be re-machined to be within certain tolerances required for these frames. The re-machining charges will be back-charged to the frame manufacturer. The frame manufacturer will adjust tooling to get the tolerances to the required specifications for future deliveries.

We have incurred losses and experienced negative operating cash flow since our formation. For the six months ended June 30, 2006 and 2005, we had net loss attributable to common shareholders of $(3,187,638) and $(1,753,765), respectively. The net loss in both years is has been partially offset by revaluation income, $1,106,039 and $600,34in 2006 and 2005, respectively, in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices. The company wrote down the advance to Filco (See note 7 in the financial statements). We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenue and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

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

Loans to Filco GmbH

We loaned Filco GmbH an aggregate principal amount of $6,275,881 through June 30, 2006, exclusive of interest at 8% per annum, pursuant to a series of secured promissory notes. Security for these loans consisted of Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings. We used proceeds from the private placement offerings that we completed during 2004 and 2005 to fund the Filco loans.

The loans to Filco were to be repaid on or prior to December 31, 2006. On January 20, 2006, Filco filed for insolvency in Germany. As a result of the filing by Filco, we terminated the acquisition agreement on February 7, 2006. Due to the uncertainty of the Company's position under German bankruptcy law, as of June 30, 2006, the loans have been written down to $1,000,000. We deem this to be a reasonable recovery, however, there are no guarantees that any funds or parts will be recovered. An auction of Filco assets was conducted by the receiver who did not acknowledge all of Airtrax's liens against property and equipment.

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

Revenue from research and development activities relating to firm fixed-price contracts are generally recognized as billing occurs. Revenue from research and development activities relating to cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis. Billing is based on subjective cost investment factors.

Results of Operations - Three Months Ended June 30, 2006 compared with Three Months Ended June 30, 2005

We had been a development stage company for much of 2005 and all of 2004 periods and had not engaged in full-scale operations for the periods indicated. The revenue for the periods in 2005 and the first two quarters of 2006 have been derived from the sales of omni-directional lift trucks. The available dollar limits of contracts with the United States Navy were substantially completed during 2002, and we recognized limited revenue from the United States Navy contract during 2003. During 2006, we hope to commence full production. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

Revenue

Revenue for the three-month period ended June 30, 2006 were $612,301, representing an increase of $521,747 from revenue of $90,554 for the comparable period in 2005. This increase in revenues can be attributed to sales of our Sidewinder ATX-3000.

Cost of Goods Sold.

The Company's cost of goods sold for the three months ended June 30, 2006 amounted to $666,137, an increase of $558,372 from $107,765 for the three months ended June 30, 2005. The Company's increase in cost of goods sold reflects the cost associated with our realized revenue from increased sales of $521,747.

The Company is entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $264,766 has been recorded for the three months ended June 30, 2006 and $127,289 was recorded during the three months ended June 30, 2005.

Operating and Administrative Expenses.

Operating and administrative expenses which include administrative salaries, depreciation and other expenses for three-month period ended June 30, 2006 totaled $2,179,132 which represents an increase of $894,844 from $1,284,288 incurred in the three-month period ended June 30, 2005. The increase is due primarily to expenses related to the write down of the Filco advance of $1,000,000 and additional expenses relating to the increase in production of our Sidewinder ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Income (Loss) Before Income Taxes.

Net loss before taxes in the three months ended June 30, 2006 was $(3,307,593) which reflects an increase of $2,206,021 from $(1,101,572) in net loss before taxes for the three months ended June 30, 2005. The increase is due primarily to expenses related to the write down of the Filco advance of $1,000,000 and additional expenses relating to the increase in production of our Sidewinder ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Loss Allocable to Shareholders

Income allocable to shareholders for the three months ended June 30, 2006 was $(3,717,012), which represents an increase of $2,240,125 from $(1,476,887) in loss allocable to shareholders during the three months ended June 30, 2005. The increase is due primarily to expenses related to the write down of the Filco advance of $1,000,000 and additional expenses relating to the increase in production of our Sidewinder ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Results of Operations - Six Months Ended June 30, 2006 compared with Six Months Ended June 30, 2005

We had been a development stage company for much of 2005 and all of 2004 periods and had not engaged in full-scale operations for the periods indicated. The revenue for the periods in 2005 and the first quarter of 2006 have been derived from the sales of omni-directional lift trucks. The available dollar limits of contracts with the United States Navy were substantially completed during 2002, and we recognized limited revenue from the United States Navy contract during 2003. During 2006, we hope to commence full production. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

Revenue

Revenue for the six-month period ended June 30, 2006 were $1,271,277, representing an increase of $1,103,732 from revenue of $167,545 for the comparable period in 2005. This increase in revenue, is primarily, attributed to sales of our Sidewinder ATX-3000.

Cost of Goods Sold.

The Company's cost of goods sold for the six months ended June 30, 2006 amounted to $1,193,815, an increase of $1,033,689 from $160,126 for the six months ended June 30, 2005. The Company's increase in cost of goods sold reflects the cost associated with our realized revenue from increased sales of $1,103,732.


The Company is entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $349,250 has been recorded for the six-month period ended June 30, 2006 and $185,434 was recorded during the six-month period ended June 30, 2005.

Operating and Administrative Expenses.

Operating and administrative expenses which include administrative salaries, depreciation and other expenses for six-month period ended June 30, 2006 totaled $3,200,705 which represents an increase of $1,192,823 from $2,007,882 incurred in the six-month period ended June 30, 2006. The increase is due primarily to expenses related to the write down of the Filco advance of $1,000,000 and additional expenses relating to the increase in production of our Sidewinder ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Income (Loss) Before Income Taxes.

Net loss before taxes in the six months ended June 30, 2006 was $(2,884,578) which reflects an increase of $1,424,546 from $(1,460,032) in net loss before taxes for the six months ended June 30, 2005. The increase is due primarily to expenses related to the write down of the Filco advance of $1,000,000 and additional expenses relating to the increase in production of our Sidewinder ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Loss Allocable to Shareholders.

Income allocable to shareholders for the six months ended June 30, 2006 was $(3,331,388), which represents an increase of $1,536,998 from $(1,794,390) in loss allocable to shareholders during the six months ended June 30, 2005. The increase is due primarily to expenses related to the write down of the Filco advance of $1,000,000 and additional expenses relating to the increase in production of our Sidewinder ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Liquidity and Capital Resources - Six Months Ended June 30, 2006 compared with Six Months Ended June 30, 2005

Since our inception, we have financed our operations through the private placement of our common stock and sales of convertible debt. During the six months ended June 30, 2006 and 2005, we raised net of offering costs $819,800 and $4,687,413, respectively, from the private placement of our securities.

During 2000, we were approved by the State of New Jersey for our technology tax transfer program pursuant to which we could sell our net operating losses and research and development credits as calculated under state law. During the second quarter of 2006 and 2005, we recorded credits of $264,766 and $127,289, respectively from the sale of our losses and credits.

We have consistently demonstrated our ability to meet our cash requirements through private placements of our common stock and convertible notes. We have continued to similarly satisfy those requirements during the quarter ended June 30, 2006.

We anticipate that our cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising with production of its omni-directional lift truck and the start of Cobra and King Cobra
(Scissors-Lift) production.

We will require additional funds to continue our operations beyond the initial production run. We anticipate that operating capital in the amount of $5 million will be required during calendar year 2006 to sufficiently fund operations. Of the total amount, approximately 80% is projected for parts and component inventory costs, with the balance projected as general operating expenditures, which includes overhead and salaries. We expect to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as we transition from the initial production run to full-scale production. We partially funded these additional cash requirements through the issuance of equity and/or debt securities which may be similar to the offering described above. We cannot predict whether we will be successful in obtaining sufficient capital to fund continuing operations. If we are unable to obtain sufficient funds in the near future, such event will delay production of its product(s) and likely will have a material adverse impact on us and our business prospects.

As of June 30, 2006, our working capital deficit was $(1,359,010). Fixed assets, net of accumulated depreciation, and total assets, as of June 30, 2006, were $176,792 and $190,893, respectively. Current liabilities as of June 30, 2006 were $4,914,579.

Off-Balance Sheet Arrangements.

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, results of operations, liquidity or capital expenditures.

Liquidated Damages


On May 31, 2005 we entered into a Letter Agreement (the "Letter Agreement") with the accredited investors who participated in our November 2004 private placement (the "November 2004 Investors") pursuant to which we agreed to pay to the November 2004 Investors an aggregate amount of $120,429, representing an amount equal to 2% of the aggregate amount invested by the November 2004 Investors for each 30-day period or pro rata for any portion thereof, as liquidated damages for our failure to file a registration statement within 45 days of November 22, 2004 and for our failure to have such registration statement declared effective by the SEC within 90 days of November 22, 2004. The amount paid to the November 2004 Investors pursuant to the Letter Agreement represents a default of 36 days with respect to filing the registration statement and a default of 100 days with respect to having the registration statement declared effective by the SEC. Under the Letter Agreement, the liquidated damages paid to the November 2004 Investors satisfied our obligations until June 30, 2005.

From July 1, 2005 through June 30, 2006, an aggregate amount of approximately $244,632 had accrued in liquidated damages payable to the November 2004 Investors. On March 1, 2006, we issued an aggregate principal amount $150,000 of our 4% Unsecured Convertible Debentures and 5 year warrants to purchase an aggregate of 48,077 shares of our common stock to two of the investors in our November 2004 private placement. On June 30, 2006, we issued an aggregate principal amount $48,248 of our 4% Unsecured Convertible Debentures and 5 year warrants to purchase an aggregate of 24,124 shares of our common stock to the final two investors in our November 2004 private placement. The debentures mature on March 1, 2008, and June 30, 2008, respectively, pay simple interest at a rate of 4% per annum and are convertible into shares of our common stock at a price equal to 1.56 per share. The warrants are exercisable into shares of our common stock at a price equal to $1.65 per share. Our issuance of the aforementioned securities were in settlement of accrued liquidated damages which we owed to the investors for our inability to have the SEC declare our registration statement on Form SB-2 effective within the specified timeframe as set forth in the Registration Rights Agreement dated November 22, 2004. In addition, the investors agreed to forego any future accrual and payment of such liquidated damages. As of June 30, 2006, all damages are considered settled.

Liquidated Damages

On March 17, 2006, we began to accrue liquidated damages to the investors of the first and second closings of our October 2005 private placement because we did not register shares of our common stock underlying the Series C Unsecured Convertible Debentures and common stock purchase warrants within 150 days from the initial closing date of October 18, 2005. As of June 30, 2006, an aggregate amount of approximately $108,360 has been accrued in liquidated damages payable to the investors. We have begun discussions with the lead investor of the October 2005 private placement, and intend to engage in negotiations with the remaining investors, to settle the liquidated damages which we currently, and in the future will, owe.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2006, we issued an aggregate principal amount $48,248 of our 4% Unsecured Convertible Debentures and 5 year warrants to purchase an aggregate of 24,124 shares of our common stock to the final two investors in our November 2004 private placement. The debentures mature on June 30, 2008, pay simple interest at a rate of 4% per annum and are convertible into shares of our common stock at a price equal to 1.56 per share. The warrants are exercisable into shares of our common stock at a price equal to $1.65 per share. Our issuance of the aforementioned securities were in settlement of accrued liquidated damages which we owed to the investors for our inability to have the SEC declare our registration statement on Form SB-2 effective within the specified timeframe as set forth in the Registration Rights Agreement dated November 22, 2004. In addition, the investors agreed to forego any future accrual and payment of such liquidated damages.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On July 26, 2006, the Company issued a Series A Convertible Note in the amount of $400,000 with an annual interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's Common Stock at any time prior to the maturity date of October 26, 2006 at a rate of $1.56 per share.


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


                                          AIRTRAX, INC.

                                  By: /s/ Peter Amico
                                  -------------------------
                                  Peter Amico, President,
                                  Chief Executive Officer,
                                  Chairman of the Board of
                                  Directors, and Acting
                                  Chief Financial Officer

                                  August 21, 2006