Form 10QSB
period 2006-09-30
AIRTRAX INC
filed 2006-11-20
CIK 1081372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006.

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

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2006, the issuer had 24,015,019 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Issuer Format (Check One): Yes [ ] No [X]

                                  AIRTRAX, INC.
               SEPTEMBER 30, 2006 QUARTERLY REPORT ON FORM 10-QSB



                                TABLE OF CONTENTS

                                                                         PAGE

  PART I -  FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

  Balance Sheets                                                             3

  Statements of Operations and Deficit Accumulated During
  Development Stage                                                          4

  Statements of Cash Flows                                                   6

  Notes to Financial Statements                                              7

  Special Note Regarding Forward Looking Statements

  Item 2.   Management's Discussion and Analysis or Plan of Operation       12

  Item 3.   Controls and Procedures                                         22

  PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                               23

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     23

  Item 3.   Defaults Upon Senior Securities                                 23

  Item 4.   Submission of Matters to a Vote of Security Holders             23

  Item 5.   Other Information                                               23

  Item 6.   Exhibits                                                        24

  SIGNATURES                                                                24

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTSAIRTRAX, INC.


                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)
                                  AIRTRAX, INC.
                                  BALANCE SHEET

                                                                                  September 30,     December 31,
                                                                                      2006             2005
                                                                                  (Unaudited)        (Audited)
                                                                                  ------------    -------------
ASSETS
Current Assets
    Cash                                                                          $         --    $     19,288
    Accounts receivable                                                                192,998          94,357
    Inventory                                                                        1,434,644       2,005,139
    Vendor advances                                                                    205,645         163,517
    Deferred tax asset                                                               1,523,029         977,302
-------------------------------------------------------------------------------   ------------    ------------
                            Total current assets                                     3,356,316       3,259,603
Fixed Assets
    Office furniture and equipment                                                     157,522         157,521
    Automotive equipment                                                                21,221          21,221
    Shop equipment                                                                      53,668          43,349
    Casts and tooling                                                                  273,017         270,688
-------------------------------------------------------------------------------   ------------    ------------
                                                                                       505,428         492,779
Less, accumulated depreciation                                                         344,011         301,886
-------------------------------------------------------------------------------   ------------    ------------
                                Net fixed assets                                       161,417         190,893
Other Assets
    Advances to Filco Gmbh                                                                  --       2,000,000
    Patents - net                                                                      157,063         154,263
    Deferred Charges                                                                        --         388,392
    Deposits                                                                                65              65
-------------------------------------------------------------------------------   ------------    ------------
                              Total other assets                                       157,128       2,542,720
-------------------------------------------------------------------------------   ------------    ------------
          TOTAL ASSETS                                                            $  3,674,861    $  5,993,216
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable                                                              $  1,104,710    $    885,463
    Accrued liabilities                                                                402,614         266,556
    Obligation for outstanding options                                               1,362,299       1,330,948
    Warrants and conversion option liability                                           793,677       3,516,462
    Bank loan                                                                           13,900              --
    Current convertible debt                                                           646,797              --
    Shareholder loans payable                                                           95,213         186,961
-------------------------------------------------------------------------------   ------------    ------------
                       Total current liabilities                                     4,419,210       6,186,390
Long Term Convertible Debt                                                           1,746,248       2,048,000
-------------------------------------------------------------------------------   ------------    ------------
          TOTAL LIABILITIES                                                          6,165,458       8,234,390
                                                                                  ------------    ------------

Stockholders' Deficit
    Common stock - authorized, 100,000,000 shares without par value; issued and outstanding - 23,860,305 and 21,939,360,
   respectively                                                                     24,883,095      21,385,638
    Paid in capital - warrants                                                       1,587,500       1,042,400
Preferred stock - authorized, 500,000 shares
without par value; 375,000 issued and
outstanding                                                                            545,491         545,491
Deficit during development stage                                                   (16,751,086)    (16,751,086)

Deficit from operations                                                            (12,755,597)     (8,463,617)
                     Total stockholders' deficit                                    (2,490,597)     (2,241,174)
-------------------------------------------------------------------------------   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                                  $  3,674,861    $  5,993,216
===============================================================================   ============    ============

                 The accompanying notes are an integral part of
                          these financial statements.

                                 AIRTRAX, INC.
                            STATEMENTS OF OPERATIONS
                 For the Nine Month Periods Ended September 30,

                                                                              2006            2005
                                                                           ------------   -------------
SALES                                                                      $  1,271,277   $     167,545
COST OF GOODS SOLD                                                            1,193,815         160,126
                                                                           ------------   -------------

                     Gross Profit                                                77,462           7,419


OPERATING AND ADMINISTRATIVE EXPENSES                                         3,503,315       3,925,195
                                                                           ------------   -------------

OPERATING LOSS                                                               (3,425,853)     (3,917,776)

OTHER INCOME AND EXPENSE
          Conversion Expense                                                   (961,569)     (5,600,193)

          Impairment of Filco advances                                       (2,000,000)
          Interest expense                                                     (165,320)        (90,665)
          Revaluation income (expense)                                        2,511,010      (2,253,205)
          Interest income                                                            85          15,963
          Other income                                                                -             211
                                                                           ------------    ------------
LOSS BEFORE INCOME TAXES                                                     (4,041,647)    (11,845,665)

INCOME TAX BENEFIT (STATE):
          Current                                                               545,727         371,838
                                                                           ------------    ------------
LOSS BEFORE DIVIDEND                                                         (3,495,920)    (11,473,827)

DEEMED DIVIDENDS ON PREFERRED STOCK                                             652,310         480,978

NET LOSS                                                                     (4,148,230)    (11,954,805)

PREFERRED STOCK DIVIDENDS PAID
                                                                               (143,750)        (51,563)

ACCUMULATED DEFICIT                                                        $ (4,291,980)   $(12,006,368)
                                                                           ============    ============

LOSS PER COMMON SHARE

NET LOSS                                                                   $ (4,148,230)   $(11,954,805)

ADJUSTMENTS FOR PREFERRED DIVIDENDS ACCUMULATED BUT UNPAID                      (70,313)        (64,063)
                                                                           ------------    ------------
NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS                                  $ (4,218,543)   $(12,018,868)
                                                                           ============    ============

NET LOSS PER SHARE - Basic and Diluted                                     $       (.19)   $       (.66)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                22,694,207      18,138,064

                 The accompanying notes are an integral part of
                          these financial statements.


                                 AIRTRAX, INC.
                            STATEMENTS OF OPERATIONS
                    For the Three Months Ended September 30,


                                                                 2006            2005
                                                             ------------    ------------

SALES                                                        $         --    $         --
COST OF GOODS SOLD                                                     --              --


OPERATING AND ADMINISTRATIVE EXPENSES                           1,302,610       1,917,313
                                                             ------------    ------------

OPERATING LOSS                                                 (1,302,610)     (1,917,313)

OTHER INCOME AND EXPENSE
          Conversion expense                                     (201,385)             --
          Impairment of Filco advances                         (1,000,000)
          Interest expense                                        (58,045)        (16,235)
          Revaluation (expense) income                          1,404,971      (1,638,750)
          Interest income                                              --           1,662
          Other income                                                 --              --
                                                             ------------    ------------
LOSS BEFORE INCOME TAXES                                       (1,157,069)     (3,570,636)

INCOME TAX BENEFIT (STATE):
          Current                                                 196,477         147,392
                                                             ------------    ------------
LOSS BEFORE DIVIDEND                                             (960,592)     (3,423,244)

DEEMED DIVIDENDS ON PREFERRED STOCK                                    --              --
                                                             ------------    ------------
NET LOSS                                                         (960,592)     (3,423,244)

PREFERRED STOCK DIVIDENDS PAID                                         --              --
                                                             ------------    ------------

ACCUMULATED DEFICIT                                          $   (960,592)   $ (3,423,244)
                                                             ============    ============

LOSS PER COMMON SHARE

NET LOSS                                                     $   (960,592)   $ (3,423,244)

ADJUSTMENTS FOR PREFERRED DIVIDENDS ACCUMULATED BUT UNPAID        (23,438)        (23,438)
                                                             ------------    ------------
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                     $   (984,030)   $ (3,446,682)
                                                             ============    ============

NET LOSS PER SHARE - Basic and Diluted                       $       (.04)   $       (.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  23,573,718      21,740,196


                 The accompanying notes are an integral part of
                          these financial statements.

                                  AIRTRAX, INC.
                             STATEMENTS OF CASHFLOWS
                 For the Nine Month Periods Ended September 30,

                                                                                   2006                    2005
                                                                               ------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                     $ (4,148,230)          $(11,954,805)
Adjustments to reconcile net income to net cash consumed by operating activities: Charges not requiring the outlay of cash:
Depreciation and amortization                                                        46,125                 32,499
Amortization of bond discount                                                                               13,137
Equity securities issued for services                                             1,325,264              1,792,613
Stock issued in settlement of obligations                                            66,110                149,589
Expense of settling certain liquidated damages                                       44,267
Conversion expense                                                                  961,569              5,600,139
Deemed dividend                                                                     652,310                480,978
Increase in accrual of deferred tax benefit                                        (545,727)              (371,838)
Impairment                                                                        2,000,000
Revaluation of liabilities for warrants and  conversion  privileges              (2,511,010)             2,253,205
Interest accrued on shareholder loan                                                  9,193                  3,021
Changes in current assets and liabilities:
Increase in accounts receivable                                                     (98,641)                (2,421)
Increase in vendor advances                                                         (42,128)              (121,000)
Increase (decrease) in accounts payable                                             219,247                843,996
Increase (decrease) in accrued liabilities                                          136,058                 22,966
Decrease (increase) in inventory                                                    570,495             (1,495,092)
                                                                               ------------           ------------
Net cash consumed by operating activities                                        (1,315,098)            (2,753,013)
                                                                               ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                                           (12,649)              (137,996)
Additions to patent cost                                                             (6,800)               (35,389)
Advances to FiLCO GmbH                                                                    -             (3,247,171)
                                                                               ------------           ------------
Net cash consumed by investing activities                                           (19,449)            (3,420,556)
                                                                               ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of issuance of convertible debt                                          1,219,800              4,687,413
Net proceeds of common stock sales                                                   65,500                 55,000
Proceeds from exercise of warrants                                                       --                718,486
Proceeds of bank loan                                                                13,900                     --
Proceeds from warrant extensions                                                    117,000                     --
Proceeds from exercise of options                                                        --                 13,877
Proceeds of stockholder loans                                                        69,813                100,000
Repayment of stockholder loans                                                     (170,754)                (2,002)
                                                                                                      ------------
Net cash provided by financing activities                                         1,315,259              5,572,774
                                                                               ============           ============

Net decrease in cash                                                                (19,288)              (600,795)
Balance at beginning of period                                                       19,288                641,477
                                                                               ------------           ------------
                       Balance at end of period                                $         --           $     40,682
                                                                               ============           ============

                 The accompanying notes are an integral part of
                          these financial statements.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The unaudited interim financial statements of Airtrax, Inc. ("the Company") as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

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

2.   ACCOUNTING PRONOUNCEMENTS

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Accounting for Stock-Based Compensation," using the modified prospective transition ("MPT") method. This change had a negligible effect on results of operations.

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

     Previous Convertible Issues had contained "Most Favored Nations" clauses that guaranteed the investors that subsequent issues of stock or notes would not be made on more favorable terms. If the Company subsequently issues any shares of common stock or securities convertible or exercisable into common stock at a per share purchase price which is less than the conversion or exercise prices of outstanding notes and warrants, such conversion or exercise prices would be adjusted downward in accordance with their respective terms. As a result of the issuance of the convertible notes set forth above, the following warrant and conversion prices were adjusted:

     1. The exercise price for warrants associated with a May 2005 $500,000 convertible debenture offering was adjusted from $2.11 per share to $1.56 per share.

     2. The conversion price for an October 2005 $1,548,000 issuance of convertible debentures was adjusted from $2.00 per share to $1.56 per share.

     3. The exercise price for 774,000 warrants issued pursuant to the October 2005 convertible debenture offering was adjusted from $3.25 per share to $1.56 per share.

     The affect of these changes is included in the calculation of revaluation income.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

3.   CONVERTIBLE NOTE FINANCINGS AND STOCK SALES (CONT'D)

     Included in funds raised during 2004 through stock sales was $1,312,000 raised under a Purchase Agreement dated November 22, 2004. That agreement required, among other things, that a registration statement be filed with the SEC and that the registration statement be declared effective by the SEC within a prescribed time. The Company did not satisfy its obligation to cause the SEC to declare the registration statement effective within the timeframe specified in the November 2004 Registration Rights Agreement. As a result, it was subject to, and accruing liquidated damages in an amount equal to 2% of the amount invested for each 30 day period following the default date. On May 31, 2005, the Company entered into a letter agreement with a representative of this shareholder group under which $120,429 was paid to settle the liquidated damages, which had accrued. Under that agreement, no further liquidated damages would accrue until after June 30, 2005. The obligation concerning effectiveness of the registration statement has not been satisfied and liquidated damages accrued since June 30, 2005 at the rate of approximately $26,240 per month. The liquidated damages paid thus far, and liquidated damages that accrued subsequent to June 30, 2005, were charged to expense during the periods in which they accrued. For the year ended December 31, 2005 an additional $160,851 had accrued; and $88,126 accrued during 2006. All liquidated damages for this issue were settled by the issuance on June 30, 2006 of convertible notes, which are described below.

     On March 1, 2006, the Company issued $150,000 of 4% Convertible Notes due March 1, 2008, accompanied by 48,077 warrants to purchase common stock at $1.65 over a five year period. On June 30, 2006, the Company issued an additional $48,248 in 4% convertible notes due September 30, 2008, accompanied by 24,124 warrants exercisable at $1.65 per share over five years in settlement of the liquidated damages described above. These notes are also convertible at $1.56 over two years. As of June 30, 2006, all damages payable to all of the investors in the Company's November 2004 private placement have been settled, and pursuant to a modification agreement which the Company entered into with such investors on March 1, 2006 and June 30, 2006, no liquidated damages will accrue for the non-effectiveness of the registration statement after the date of the modification agreements.

     The Company's private placements of convertible notes and common stock purchase warrants in 2005 also contained liquidated damages provisions. For two of the financings, February and May, no liquidated damages have accrued despite the fact that the shares underlying the notes and warrants issued in such private placements have not been registered, since the payment of damages is linked to the effectiveness of the registration statement which was initially filed in February 2005 and said registration statement has been withdrawn. Under the third such offering, liquidated damages were effective 150 days after October 18, 2005. Such liquidated damages accrue at the rate of 2% per month of the amount raised in that offering, which was $1,548,000. Liquidated damages of $201,240 for the October, 2005 issue have been accrued and charged to expense during the first nine months of 2006.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


3.   CONVERTIBLE NOTE FINANCINGS AND STOCK SALES (CONT'D)

     During 2006, there have been four issuances of convertible debt. None contains a liquidated damages provision. The first, $819,800 of 8% convertible debt, has been converted into equity, along with associated interest, at $1.56 per share, resulting in the issuance of 534,352 additional shares of stock. This issue was accompanied by an equal number of warrants, exercisable at $1.75 for a period of five years.

     A second 2006 issue was $400,000 of 12% convertible debt due October 20, 2006. After commissions, the Company received net proceeds of $342,500. The debt is convertible to stock at $1.56 per share. The issue was accompanied by 282,052 warrants exercisable at $1.56 for five years.

     The third and fourth issues, of 4% convertible debt, which totaled $198,248, were made in settlement of liquidated damages associated with a November, 2004 issue, as described above.

4.   WARRANTS

     The Company has issued warrants both as part of "stock units" and as an integral part of convertible note issues. The value of the warrants and conversion options which are classified as liabilities are revalued each reporting period. These values are determined by a Black Scholes valuation model, consistent with the requirements of SFAS No.133.

     The following is a summary of warrants outstanding at September 30, 2006:

     Warrants outstanding at December 31, 2005                     9,503,558
     Warrants issued with 2006 convertible notes                     879,765
                                                                ------------
     Warrants outstanding September 30, 2006                      10,383,323
                                                                ============

5.   SUPPLEMENTAL CASH FLOWS INFORMATION:

     There was no interest or taxes paid during the quarters ended September 30, 2006 and September 30, 2005.

     There were no noncash investing activities during either the 2006 or 2005 periods. The following noncash financing activities occurred during these periods.

     Shares of common  stock were issued for  services  during both the 2006 and
     2005  periods.   These   totaled   670,963   shares  and  290,909   shares,
     respectively.

     The Company issued $198,248 of 4% unsecured debentures, along with 72,201 warrants in settlement of liquidated damages associated with a November, 2004 stock offering. It recorded a charge of $44,266, representing the difference between accrued damages settled and the combined value of the $198,248 of debentures issued and the associated derivatives.

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

5.   SUPPLEMENTAL CASH FLOWS INFORMATION CONTINUED:

     The Company converted $819,800 of convertible debt, along with accrued interest into stock, resulting in the issuance of 534,352 shares of common stock.

     An investor converted $253,303 of convertible debt, along with associated interest to stock, resulting in the issuance of 235,575 shares.

6.   OPERATING AND ADMINISTRATIVE EXPENSES

     Details of operating and administrative expenses are presented below:

------------------------------------ ---------------------------------------
                                          Nine Months           Nine Months
                                             Ended                Ended
                                         September 30,          September
                                              2006               30, 2005
------------------------------------ ---------------------------------------
         Options expense                  $    48,000         $  1,163,838
         Salaries and                         516,882              472,634
         payroll taxes
         Impairment                                 -              149,589
         Marketing expense                     41,873              243,761
         Development costs                    515,128              225,436
         Professional fees                    444,786              439,980
         Commissions                          104,609                6,588
         Consulting                           257,344              348,113
         administrative
         Settlement                            44,266
         expense                                                         -
         Liquidated                           282,433
         damages                                                   199,149
         Consulting                                 -              306,483
         marketing
                                                                    94,080
         Rent                                 122,320               49,377
         Insurance                            128,138              173,633
         Stock-based compensation-directors   222,500                    -
         Freight                               55,600              107,275
         Stock-based compensation-employees    90,500


         Office expense                        53,322               91,763
         Other expenses                       269,131              159,979
                                          -----------           ----------
         Totals                           $ 3,503,315           $3,925,195
                                          ===========           ==========

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


7.   FILCO INVESTMENT

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

     On January 20, 2006, Filco filed for insolvency in Germany and a receiver was appointed. As a result, on February 7, 2006 the Company terminated the tentative agreement to acquired Filco stock and began negotiations with the receiver to acquire some or all of the Filco assets. The $6,275,881 of advances to Filco that were outstanding at December 31, 2005, were secured by liens filed against the machinery and equipment owned by Filco which in 2003 was appraised at $5,400,000, and by liens filed against its intellectual property, which had not been appraised. Due to the uncertainty of the Company's position under German bankruptcy law, $4,275,881 of the Filco advances were written off in 2005, and the remaining $2,000,000 was written off in 2006. In addition, $413,174 of Company inventory stored at the Filco plant was abandoned and written off during 2006. During 2006, an auction of Filco assets was conducted by the receiver who did not acknowledge the Airtrax liens against property and equipment.

8.   SUBSEQUENT EVENTS

     The Company is currently in default on its 12% Series A Convertible Note in the principal amount of $400,000 which the Company issued to a qualified institutional buyer on July 26, 2006. All principal and accrued and unpaid interest was due on October 20, 2006. The Company did not repay the note in the amount of $412,000, inclusive of principal and accrued and unpaid interest, on or prior to October 20, 2006. The Company is currently in negotiations with the holder to repay the note through the payment of cash, or issuance of shares of common stock, or a combination of both. As of this report, the Company is negotiating the following proposed settlement:

     o    Payment of outstanding interest, approx. $14,000;
     o    Partial payment of principal;
     o    75,000 shares of stock per default provisions;
     o    Default interest rate prospectively 18%; and
     o    Monthly interest payments and an extension fee.

Item 2. Management's Discussion and Analysis and Results of Operations

Forward Looking Statements

Special Note on Forward-Looking Statements. Certain statements in "Management's Discussion and Analysis or Plan of Operation" below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

Overview

Since 1995, substantially all of our resources and operations have been directed towards the development of the Omni-Directional wheel and related components for lift truck and other material handling applications. Many of the components, including the unique shaped wheels, motors, and frames, have been specially designed by us and specially manufactured for us.

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

During 2006, due primarily to severe liquidity constraints, compounded by the illness and subsequent death of our Founder, President and Chairman Peter Amico in this quarter, no commercial Omni-Directional lift trucks were sold in the quarter ended September 30, 2006. We have nine completed units and have nine that are near completion and which could be completed and shipped depending the availability of funding needed to complete production. As of September 30, 2006, we did not have all of the parts required from every vendor for completion of all of the units. The assembly and sale is dependent upon delivery of all of the required parts.

During the third quarter, we continued development of the Cobra and King Cobra scissor lifts and the Omni-Directional power chair. We anticipate incurring more costs on these products and will begin production of the Cobra and King Cobra in 2007. The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue operations. However, we are in discussions with lenders to raise capital in order to continue operating. We currently do not have adequate cash to meet our short or long term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders. However, there can be no assurance that additional financing will be available at terms that are suitable to the Company.

The assembly of our products is conducted at our leased facilities at 200 Freeway Drive, Blackwood, NJ 08012. To date, approximately 50% of the frames have been manufactured in the USA. These frames are shipped to the Blackwood plant for complete assembly. Previously, partially assembled vehicles were shipped to the Blackwood facility from the Filco plant in Germany. Fourteen were shipped to the USA for final assembly. A total of approximately sixty frames were shipped from Bulgaria to the Filco plant for partial assembly. None of the frames shipped from Bulgaria were within specification. The twenty seven frames shipped to the United States required re-machining in order to make them useable. The balance were rejected and abandoned with other parts inventory totaling approximately $450,000. The frames and other inventory remained at the Filco facility and were seized by the receiver. Accordingly, any inventory, equipment or outstanding advances to Filco have been written of during this quarter and there is no indication that the proceeds of any inventory or equipment at the Filco plant will be returned to us


We have incurred losses and experienced negative operating cash flow since our formation. For the nine months ended September 30, 2006 and 2005, we had net loss attributable to common shareholders of approximately $4.2 million and $12 million, respectively. The net loss in both periods includes revaluation income and losses of approximately $2.5 million and $(2.3 million) in 2006 and 2005, respectively, in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices. The company wrote down the advance to Filco (See note 7 in the financial statements). We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenue and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with several prospective lenders, we do not currently have commitments for these funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next 6 months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

We loaned Filco GmbH an aggregate principal amount of $6,275,881 through December 31, 2005, with no loans made by us in 2006, exclusive of interest at 8% per annum, pursuant to a series of secured promissory notes. Security for these loans consisted of Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings. We used proceeds from the private placement offerings that we completed during 2004 and 2005 to fund the Filco loans.

On January 20, 2006, Filco filed for insolvency in Germany. As a result of the filing by Filco, we terminated the Acquisition Agreement on February 7, 2006. An auction sale of Filco assets occurred on May 10, 2006. Due to the uncertainty of the Company's position under German bankruptcy law, $4,275,881 of the Filco advances were written off in 2005, and the remaining $2,000,000 was written off in 2006. Accordingly, any inventory, equipment or outstanding advances to Filco have been written off during 2006 and there is no indication that the proceeds of any inventory or equipment at the Filco plant will be returned to us.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005

We had been a development stage company for much of 2005 and all of 2004 periods and had not engaged in full-scale operations for the periods indicated. The revenue for the periods in 2005 and the first three quarters of 2006 have been derived from the sales of Omni-Directional lift trucks. During 2007, we anticipate achieving full production. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

Revenue

There was no revenue for the three-month period ended September 30, 2006 and for the comparable period in 2005.

Cost of Goods Sold

The Company's cost of goods sold was zero for the three months ended September 30, 2006 and for the three months ended September 30, 2005.

The Company is entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $196,477 has been recorded for the three months ended September 30, 2006 and $147,392 was recorded during the three months ended September 30, 2005.

Operating and Administrative Expenses.

Operating and administrative expenses which include administrative salaries, depreciation and other expenses for three-month period ended September 30, 2006 totaled approximately $1.3 million which represents an decrease of approximately $600,000 from approximately $1.9 million incurred in the three-month period ended September 30, 2005. The decrease is due primarily to the recording of stock option expenses in 2005, which were not present in the current quarter, partially offset by expenses related and additional expenses in connection with the development of our Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Loss Before Income Taxes.

Loss before taxes in the three months ended September 30, 2006 was approximately $(1.2 million) which reflects a decrease of approximately $2.4 million from approximately $(3.6 million) in loss before taxes for the three months ended September 30, 2005. The decrease is due primarily to the recording of stock option expenses in 2005, which were not present in the current quarter, and revaluation income and losses recorded in the quarter of approximately $1.4 million in 2006 compared with a loss of $(1.6 million) in the same period in 2005, in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices, partially offset by expenses related to the write down of the Filco advance of $1,000,000 and additional expenses relating to the development of our Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Loss Allocable to Common Shareholders

Loss allocable to common shareholders for the three months ended September 30, 2006 was approximately $(1.0 million), which represents a decrease of approximately $2.4 million from approximately $(3.4 million) in loss allocable to shareholders during the three months ended September 30, 2005. The decrease is due primarily to the recording of stock option expenses in 2005, which were not present in the current quarter, and revaluation income and losses recorded in the quarter of approximately $1.4 million in 2006 compared with a loss of $(1.6 million) in the same period in 2005, in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices, partially offset by expenses related to the write down of the Filco advance of $1,000,000 and additional expenses relating to the development of our Cobra and King Cobra scissor lift and Omni-Directional Power Chair.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

We had been a development stage company for much of 2005 and all of 2004 periods and had not engaged in full-scale operations for the periods indicated. The revenue for the periods in 2005 and the first quarter of 2006 have been derived from the sales of Omni-Directional lift trucks. During 2007, we anticipate achieving full production. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

Revenue

Revenue for the nine-month period ended September 30, 2006 were approximately $1.3 million, representing an increase of approximately $1.1 million from revenue of $168,000 for the comparable period in 2005. This increase in revenue, is primarily, attributed to sales of our SIDEWINDER ATX-3000.

Cost of Goods Sold

The Company's cost of goods sold for the nine months ended September 30, 2006 amounted to approximately $1.2 million, an increase of approximately $1.1 million from $160,000 for the nine months ended September 30, 2005. This increase in revenue, is primarily, attributed to sales of our SIDEWINDER ATX-3000.

The Company is entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $546,000 has been recorded for the nine-month period ended September 30, 2006 and $372,000 was recorded during the nine-month period ended September 30, 2005.

Operating and Administrative Expenses.

Operating and administrative expenses which include administrative salaries, depreciation and other expenses for nine-month period ended September 30, 2006 totaled $3.5 million which represents an decrease of Approximately $400,000 from $3.9 million incurred in the nine-month period ended September 30, 2006. The decrease is primarily due recording of stock option expenses in 2005, which were not present in the this period, offset partially by additional expenses relating to the increase in production of our SIDEWINDER ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Loss Before Income Taxes.

Loss before taxes in the nine months ended September 30, 2006 was approximately $(4.2 million) which reflects a decrease of approximately $7.8 million from approximately $(12.0 million) in loss before taxes for the nine months ended September 30, 2005. The decrease is due primarily to the recording of stock option expenses in 2005, which were not present in the current period, and revaluation income and losses recorded in the period of approximately $2.5 million in 2006 compared with a loss of $(2.3 million) in the same period in 2005, in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices, partially offset by expenses related to the write down of the Filco advance of $2,000,000 and additional expenses relating to the development of our Cobra and King Cobra scissor lift and Omni-Directional Power Chair.

Loss Allocable to Common Shareholders.

Loss before taxes in the nine months ended September 30, 2006 was approximately $(4.2 million) which reflects a decrease of approximately $7.8 million from approximately $(12.0 million) in net loss before taxes for the nine months ended September 30, 2005. The decrease is due primarily to the recording of stock option expenses in 2005, which were not present in the current period, and revaluation income and losses recorded in the period of approximately $2.5 million in 2006 compared with a loss of $(2.3 million) in the same period in 2005, in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices, partially offset by expenses related to the write down of the Filco advance of $2,000,000 and additional expenses relating to the development of our Cobra and King Cobra scissor lift and Omni-Directional Power Chair.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the private placement of our common stock and sales of convertible debt. During the nine months ended September 30, 2006 and 2005, we raised net of offering costs approximately $1.3 million and $4.7 million, respectively, from the private placement of our securities.

During 2000, we were approved by the State of New Jersey for our technology tax transfer program pursuant to which we could sell our net operating losses and research and development credits as calculated under state law. During the third quarter of 2006 and 2005, we recorded credits of $196,477 and $147,393, respectively, from the sale of our losses and credits.

We have consistently demonstrated our ability to meet our cash requirements through private placements of our common stock and convertible notes. We have continued to similarly satisfy those requirements during the quarter ended September 30, 2006. However, there can be no assurances that the Company will be successful in raising the required capital to continue our current operating plan.

We anticipate that our cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising with production of its Omni-Directional lift truck and the start of Cobra and King Cobra (Scissors-Lift) production.

We will require additional funds to continue our operations beyond the initial production run. We anticipate that operating capital in the amount of approximately $5 million will be required during the next three months and into calendar year 2007 to sufficiently fund operations. Of the total amount, approximately 10% is projected for parts and component inventory costs, with the balance projected as new product development costs and general operating expenditures, which includes overhead and salaries. We expect to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as we transition from the initial rate to larger-scale production. While we are in discussions with several prospective lenders, we do not currently have commitments for additional funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next 6 months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

As a result of our liquidity issues, we have experienced delays in the repayment of certain promissory notes upon maturity and payments to vendors and others. If in the future, the holders of our promissory notes may demand repayment of principal and accrued interest instead of electing to extend the due date and if we are unable to repay our debt when due because of our liquidity issues, we may be forced to refinance these notes on terms less favorable to us than the existing notes, seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

The Company is currently in default on its 12% Series A Convertible Note in the principal amount of $400,000 which the Company issued to a qualified institutional buyer on July 26, 2006. All principal and accrued and unpaid interest was due on October 20, 2006. The Company did not repay the note in the amount of $412,000, inclusive of principal and accrued and unpaid interest, on or prior to October 20, 2006. The Company is currently in negotiations with the holder to repay the note through the payment of cash, or issuance of shares of common stock, or a combination of both. As of the date hereof, the Company is negotiating the following proposed settlement:

     o    Payment of outstanding interest, approx. $14,000;
     o    Partial payment of principal;
     o    75,000 shares of stock per default provisions;
     o    Default interest rate prospectively 18%; and
     o    Monthly interest payments and an extension fee

The Company will need to raise substantial additional capital to continue the commence substantial production and development of its products beyond the third quarter of 2006 and provide substantial working capital for the development of national advertising and marketing programs, increases in operating costs resulting from additional staff until such time as the Company begins to generate revenues sufficient to fund ongoing operations. The Company believes that in the aggregate, it will need as much as approximately $5 million to $10 million to complete this process, repay debt obligations, provide capital expenditures for additional equipment, and systems for managing the business, and cover other operating costs until revenues begin to offset our operating costs. There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

As of September 30, 2006, our working capital deficit was $(1,062,894). Fixed assets, net of accumulated depreciation, and total assets, as of September 30, 2006 and 2005, were $161,417 and $190,893, respectively. Current liabilities as of September 30, 2006 were $4,419,210.

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

From July 1, 2005 through June 30, 2006, an aggregate amount of approximately $244,632 had accrued in liquidated damages payable to the November 2004 Investors. On March 1, 2006, we issued an aggregate principal amount $150,000 of our 4% Unsecured Convertible Debentures and 5 year warrants to purchase an aggregate of 48,077 shares of our common stock to two of the investors in our November 2004 private placement. On June 30, 2006, we issued an aggregate principal amount $48,248 of our 4% Unsecured Convertible Debentures and 5 year warrants to purchase an aggregate of 24,124 shares of our common stock to the final two investors in our November 2004 private placement. The debentures mature on March 1, 2008, and September 30, 2008, respectively, pay simple interest at a rate of 4% per annum and are convertible into shares of our common stock at a price equal to 1.56 per share. The warrants are exercisable into shares of our common stock at a price equal to $1.56 per share. Our issuance of the aforementioned securities were in settlement of accrued liquidated damages which we owed to the investors for our inability to have the SEC declare our registration statement on Form SB-2 effective within the specified timeframe as set forth in the Registration Rights Agreement dated November 22, 2004. In addition, the investors agreed to forego any future accrual and payment of such liquidated damages. As September 30, 2006, all damages are considered settled.

On March 17, 2006, we began to accrue liquidated damages to the investors of the first and second closings of our October 2005 private placement because we did not register shares of our common stock underlying the Series C Unsecured Convertible Debentures and common stock purchase warrants within 150 days from the initial closing date of October 18, 2005. As of September 30, 2006, an aggregate amount of approximately $201,140 has been accrued in liquidated damages payable to the investors. We have begun discussions with the lead investor of the October 2005 private placement, and intend to engage in negotiations with the remaining investors, to settle the liquidated damages which we currently, and in the future will, owe.

                                  RISK FACTORS

In addition to other information contained in this Form 10QSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-QSB:

              RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE MAY NEVER BECOME PROFITABLE AND CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE OUR INCEPTION.

We may never become profitable because we have incurred losses and experienced negative operating cash flow since our formation. For our three months ended September 30, 2006 and 2005, we had a net loss of approximately $(1.0 million) and $(3.4 million), respectively. For our fiscal years ended December 31, 2005 and 2004, we had a net loss of approximately $(15.0 million) and $(3.5 million), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We anticipate that our cash requirements to fund operating or investing cash requirements over the next 6 months will be greater than our current cash on hand. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with several prospective lenders, we do not currently have commitments for additional funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next 6 months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

Our business operations will be harmed if we are unable to obtain additional funding. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the provision of our technology and products. As of September 30, 2006, we have loaned $6,275,881 to Filco.

On January 20, 2006, Filco filed for insolvency in Germany and a receiver was appointed. As a result, on February 7, 2006, the Company terminated the tentative agreement to acquired Filco stock and began negotiations with the receiver to acquire some or all of the Filco assets. The $6,275,881 of advances to Filco that were outstanding at December 31, 2005, were secured by liens filed against the machinery and equipment owned by Filco which in 2003 was appraised at $5,400,000, and by liens filed against its intellectual property, which had not been appraised. Due to the uncertainty of the Company's position under German bankruptcy law, $4,275,881 of the Filco advances were written off in 2005, and the remaining $2,000,000 was written off in 2006. In addition, $413,174 of Company inventory stored at the Filco plant was abandoned and written off during 2006. During 2006, an auction of Filco assets was conducted by the receiver who did not acknowledge the Airtrax liens against property and equipment.

THE PRICING POLICY FOR OUR LIFT TRUCKS MAY BE SUBJECT TO CHANGE, AND ACTUAL SALES OR OPERATING MARGINS MAY BE LESS THAN PROJECTED.

We are assessing present and projected component pricing in order to establish a pricing policy for the SIDEWINDER Lift Truck. We have not finalized our assessment as current prices for certain lift truck components reflect special development charges, which are expected to be reduced as order volume for such components increase and as manufacturing efficiencies improve. We intend to price our lift trucks so as to maximize sales yet provide sufficient operating margins. Given the uniqueness of our product, we have not yet established final pricing sensitivity in the market. Consequently, the pricing policy for its lift trucks may be subject to change, and actual sales or operating margins may be less than projected.

WE HAVE RECEIVED  LIMITED  INDICATIONS  OF THE COMMERCIAL  ACCEPTABILITY  OF OUR
OMNI-DIRECTIONAL  LIFT  TRUCK.  ACCORDINGLY,   WE  CANNOT  PREDICT  WHETHER  OUR
OMNI-DIRECTIONAL PRODUCTS CAN BE MARKETED AND SOLD IN A COMMERCIAL MANNER.

Our success will be dependent upon our ability to sell Omni-Directional products in quantities sufficient to yield profitable results. To date, we have received limited indications of the commercial acceptability of our Omni-Directional lift truck. Accordingly, we cannot predict whether the Omni-Directional product can be marketed and sold in a commercial manner.

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

Our success will be dependent, in part, upon the protection of our proprietary Omni-Directional technology from competitive use. A form of our Omni-Directional technology was originally patented in 1973 and was sold to the US Navy. We secured a transfer of this technology from the Navy in 1996 under the terms of a CRADA agreement (Cooperative Research and Development Agreement) and we have worked since that time to commercialize Omni-Directional products. We received 3 patents regarding the "redesign" of the wheel. In addition, we have a license agreements for the algorithms used to control vehicular movement, and a patent for this technology has been applied for. Further, we have applied for patents for a movable operator's control station and a munitions handler. Notwithstanding the foregoing, we believe our lack of patent protection is a material competitive risk. Our competitors could reverse engineer our technology to build similar products. Also, certain variations to the technology could be made whereby our competitors may use the technology without infringing upon our intellectual property. The patent for the Omni-Directional wheel expired in 1990. We, however, have received patent protection of certain other aspects of its Omni-Directional wheel, and for features specific to our lift truck. In addition to the patent applications, we rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions to protect our intellectual property rights. Nevertheless, these measures may be inadequate to safeguard our underlying technology. If these measures do not protect the intellectual property rights, third parties could use our technology, and our ability to compete in the market would be reduced significantly. In addition, if the sale of our product extends to foreign countries, we may not be able to effectively protect its intellectual property rights in such foreign countries.

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

WE CURRENTLY LACK ESTABLISHED DISTRIBUTION CHANNELS FOR OUR LIFT TRUCK PRODUCT LINE.

We do not have an established channel of distribution for our lift truck product line. We have initiated efforts to establish a network of designated dealers throughout the United States. Although we have received indications of interest from a number of equipment distributors, to date, such indications have been limited. We cannot predict whether we will be successful in establishing our intended dealer network.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF ROBERT WATSON, OUR CHIEF EXECUTIVE OFFICER, OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT, QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

Our ability to successfully conduct our business affairs will be dependent upon the capabilities and business acumen of current management including Robert Watson, our President and Chief Executive Officer. We have not entered into an employment agreement with Mr. Watson and do not maintain key man life insurance with respect to Mr. Watson. Accordingly, shareholders must be willing to entrust all aspects of our business affairs to our current management. Further, the loss of any one of our management team could have a material adverse impact on our continued operation.

OUR INDUSTRY AND PRODUCTS ARE CONSIDERED TO BE HIGH-RISK WITH A HIGH INCIDENCE OF SERIES PERSONAL INJURY OR PROPERTY LOSS WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS.

The manufacture, sale and use of Omni-Directional lift trucks and other mobility or material handling equipment is generally considered to be an industry of a high risk with a high incidence of serious personal injury or property loss. In addition, although we intend to provide on-site safety demonstrations, the unique, sideways movement of the lift truck may heighten potential safety risks. Despite the fact that we intend to maintain sufficient liability insurance for the manufacture and use of our products, one or more incidents of personal injury or property loss resulting from the operation of our products could have a material adverse impact on our business.

IF WE DO NOT SUCCESSFULLY DISTINGUISH AND COMMERCIALIZE OUR DEVELOPED PROPRIETARY PRODUCTS AND SERVICES, WE WILL NOT ATTRACT A SUFFICIENT NUMBER OF CUSTOMERS. ACCORDINGLY, WE MAY BE UNABLE TO COMPETE SUCCESSFULLY WITH OUR COMPETITORS OR TO GENERATE REVENUE SIGNIFICANT TO SUSTAIN OUR OPERATIONS.

Although management believes our product will have significant competitive advantages to conventional lift trucks, we are competing in an industry populated by some of the foremost equipment and vehicle manufacturers in the world. All of these companies have greater financial, engineering and other resources than us. No assurances can be given that any advances or developments made by such companies will not supersede the competitive advantages of our Omni-Directional lift truck. In addition, many of our competitors have long-standing arrangements with equipment distributors and carry one or more of competitive products in addition to lift trucks. These distributors are prospective dealers for our company. It therefore is conceivable that some distributors may be loath to enter into any relationships with us for fear of jeopardizing existing relationships with one or more competitors.

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

We had 24,015,019 shares of common stock outstanding as of November 10, 2006, and we had convertible notes which require the issuance of 1,537,820 additional shares of common stock pursuant to our May and October 2005 private placements and 2006 Note issuances, and warrants which require the issuance of 5,628,988 additional shares of common stock pursuant to our November 2004, and February, May, and October 2005 private placements 2006 note issuances, each of which have been issued or which are to be issued upon conversion or exercise to investors of our company at a discount to the market price of our common stock at the time of such issuance.. Further, we often issue common stock and warrants in exchange for fees and services at a discount to the market price of our common stock at the time of such issuance. This results in a large number of shares, which have been issued, a large number of shares underlying our warrants and other convertible securities that are or may be available for future sale, and may create an overhang of securities for sale. The sale of these shares which were or will be issued upon exercise or conversion of our securities at a discount to the market price of our common stock at the time of issuance may depress the market price of our common stock and is dilutive to shareholder value.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2006, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Acting Chief Financial Officer also concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2006, the Company issued 670,963 shares of common stock were issued for services and recorded expenses in the amount of $1,325,264.

During the quarter ended September 30, 2006, holders converted $819,800 of convertible debt, along with accrued interest into stock, resulting in the issuance of 534,352 shares of common stock.

During the quarter ended September 30, 2006, a holder converted $253,303 of convertible debt and accrued interest to stock, resulting in the issuance of 235,575 shares.

On July 26, 2006, the Company issued a 12% Series A Convertible Note in the principal amount of $400,000, together with warrants to purchase 282,052 shares of common stock to a qualified institutional buyer. The Note is convertible into shares of common stock at a price equal to $1.56 per share. In addition, all principal and accrued and unpaid interest was due on October 20, 2006. The Company did not repay the note in the amount of $412,000, inclusive of principal and accrued and unpaid interest, on or prior to October 20, 2006. The Company is currently in negotiations with the holder to repay the note through the payment of cash, or issuance of shares of common stock, or a combination of both.

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

Item 3. Defaults Upon Senior Securities

The Company is currently in default on its 12% Series A Convertible Note in the principal amount of $400,000 which the Company issued to a qualified institutional buyer on July 26, 2006. All principal and accrued and unpaid interest was due on October 20, 2006. The Company did not repay the note in the amount of $412,000, inclusive of principal and accrued and unpaid interest, on or prior to October 20, 2006. The Company is currently in negotiations with the holder to repay the note through the payment of cash, or issuance of shares of common stock, or a combination of both. As of this report, the Company is negotiating the following proposed settlement:

     o    Payment of outstanding interest, approx. $14,000;
     o    Partial payment of principal;
     o    75,000 shares of stock per default provisions;
     o    Default interest rate prospectively 18%; and
     o    Monthly interest payments and an extension fee.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AIRTRAX, INC.

                                       By: /s/ Robert Watson
                                       -------------------------
                                       Robert Watson, President,
                                       Chief Executive Officer, and Acting
                                       Chief Financial Officer

                                       November 20, 2006