Form 10KSB
period 2006-12-31
AIRTRAX INC
filed 2007-04-17
CIK 1081372

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

                        Commission file number: 001-16237

                       ----------------------------------

                                  AIRTRAX, INC.
                                 --------------
                (Exact name of small business issuer as specified
                                 in its charter)

         New Jersey                                            22-3506376
  -----------------------------                            ----------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

 200 Freeway Drive, Unit One, Blackwood, NJ                     08012
 ------------------------------------------                   ---------
     (Address of principal                                    (Zip Code)
      executive offices)

                       ----------------------------------


         Issuer's telephone number, including area code: (856) 232-3000

       Securities registered under Section 12(b) of the Exchange Act: None


      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, no par value.

--------------------------------------------------------------------------------

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. |_|

     Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |_| No |X|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     The issuer's revenues for the fiscal year ended December 31, 2006 were $1,346,000.

     The aggregate market value of the Common Stock held by non-affiliates of the issuer as of April 12, 2007 was $13,301,732.

     The number of shares outstanding of the issuer's Common Stock as of April 12, 2007 was 24,376,887 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                  AIRTRAX, INC.

                         2006 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           Page

PART I   ....................................................................2

Item 1.  Description of Business.............................................2

Item 2.  Description of Property.............................................9

Item 3.  Legal Proceedings...................................................9

Item 4.  Submission of Matters to a Vote of Security Holders.................9

PART II  ....................................................................10


Item 5.  Market for Common Equity and Related Stockholder Matters............10

Item 6.  Management's Discussion and Analysis or Plan of Operation...........12

Item 7.  Financial Statements................................................F-1

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................22

Item 8A. Controls and Procedures.............................................22

Item 8B. Other Information...................................................22

PART III      ...............................................................23

Item  9. Directors, Executive Officers, Promoters and Control Persons:
         Compliance  with Section 16(a) of the Exchange Act..................23

Item 10. Executive Compensation..............................................26

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholders.................................27

Item 12. Certain Relationships and Related Transactions,
         and Director Independence...........................................28

Item 13. Exhibits ...........................................................29

Item 14. Principal Accountant Fees and Services..............................32

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

Corporate Information and History

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

     In March 2004, we reached an agreement in principal, subject to certain closing conditions, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation. In October 2004, Mr. Filipov and we agreed to modify our agreement in principal so as to increase the number of shares of the capital stock of Filco GmbH which we could acquire, if we had finalized the acquisition, from 51% to 75.1%. Through December 31, 2005, we had loaned Filco GmbH an aggregate principal amount of $6,275,881 with no loans made by us in 2006, exclusive of interest at 8% per annum, pursuant to a series of secured promissory notes. Security for these loans consisted of Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings. We used proceeds from the private placement offerings that we completed during 2004 and 2005 to fund the Filco loans.

     On January 20, 2006, Filco filed for insolvency in Germany. As a result of the filing by Filco, we terminated the Acquisition Agreement on February 7, 2006. An auction sale of Filco's assets occurred on May 10, 2006. Due to the uncertainty of our position under German bankruptcy law, $4,275,881 of the Filco advances was written off in 2005, and the remaining $2,000,000 was written off in 2006. Accordingly, any inventory, equipment or outstanding advances to Filco have been written off during 2006 and there is no indication that the proceeds of any inventory or equipment at the Filco plant will be returned to us.


Introduction

     Our principal executive offices are located at 200 Freeway Drive, Unit One, Blackwood, NJ 08012 and our telephone number is (856) 232-3000. We are incorporated in the State of New Jersey.

     Since 1995, substantially all of our resources and operations have been directed towards the development of the Omni-Directional wheel, related components, Omni-Directional Lift Trucks and other Omni-Directional Vehicles. Many of the components, including the unique shaped wheels, motors, and frames, have been designed by Airtrax and are specially manufactured for us.

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

     During the year ended December 31, 2006, we continued development of the COBRA and KING COBRA scissor lifts and the Omni-Directional power chair. We anticipate incurring more costs on these products and plan to begin production of the first COBRA model and the KING COBRA in 2007. The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue operations. However, we are in discussions with lenders to raise capital in order to continue operating, although we have no contracts or commitments for additional capital at this time. We currently do not have adequate cash to meet our short or long term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders. However, there can be no assurance that additional financing will be available at terms that are suitable to us.

     The assembly of our products is conducted at our executive offices. Currently 100% of our vehicle frames are being manufactured in the USA. These frames are shipped to the Blackwood plant for final assembly. Previously, partially assembled vehicles were shipped to the Blackwood facility from the Filco plant in Germany. Fourteen were shipped to the USA for final assembly. A total of approximately sixty frames were shipped from Bulgaria to the Filco plant for partial assembly. None of the frames shipped from Bulgaria were within specification. The twenty-seven frames shipped to the United States required re-machining in order to make them useable. The balance were rejected and abandoned with other parts inventory that was stored in the Filco plant.


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

Technology Description

     Since the technology transfer under the CRADA agreement, we have examined and redesigned many aspects of the system for use in various applications including lift trucks and other material handling equipment. In this regard, we refined control software and hardware, and tested a variety of drive component features on our pilot Omni-Directional lift trucks, scissor-lifts, and multi-purpose mobility platforms. Extensive demonstrations of prototype vehicles for commercial and military users in combination with market research have enabled us to direct our development efforts towards the products offering the best probability of success in the market.

     Our engineers have designed other aspects of our machine to complement the unique functionality of our Omni-Directional technology. In so doing, we achieved a virtually maintenance free drive system which allows the vehicle free and unrestricted movement during operation. Each vehicle is powered with electric motors that eliminate brushes and commutators of conventional DC motors. The motors also are lubricated for life thereby eliminating the need for additional greasing and fittings. The ATX-3000 transmission uses a synthetic lubricant, and is sealed for life. The joysticks control all vehicle movement. Conventional drive trains, steering racks, hydraulic valve levers, and foot petals for braking and acceleration are all non-existent.

     On vehicles employing our Omni-Directional Technology, each wheel powered wheel has a separate electric motor, making the vehicle capable of traveling in any direction. The motion of the vehicle is controlled by coordinating all powered wheels through a microprocessor that receives input from an operator-controlled joystick(s). The joystick(s) control all vehicle movement (starting, steering, and stopping). The frame of our ATX-3000 Omni-Directional Lift Truck consists of a steel main frame and attached articulating axle, mobilized with four Omni-Directional wheels. The AC electric motor for each wheel  turns its own  wheel  hub.  Each  wheel hub is  encircled  with  multiple specially shaped rollers that are offset 45 degrees. By independently controlling the forward or rearward rotation of each wheel, the vehicle has the capability of traveling in any direction. The technology allows the vehicle to move forward, laterally, diagonally, or completely rotate within its own footprint, thereby allowing it to move into confined spaces without difficulty. The navigational options of an Omni-Directional vehicle are virtually limitless.

EXISTING AND PROPOSED PRODUCTS

     SIDEWINDER Omni-Directional Lift Trucks. We anticipate that we will add additional models of lift trucks to the SIDEWINDER line, including a Reach truck and an Order Picker truck..

     Omni-Directional Aerial Work Platform. In late February 2004, we, in collaboration with MEC Aerial Platform Sales Corporation of Fresno, California ("MEC"), introduced a concept version of a scissor lift at the American Rental Association trade show in Atlanta. The scissor lift called the "PHOENIX(TM)", incorporated our Omni-Directional technology along with an MEC platform and lift mechanisms.

     On March 13, 2004, we entered into a draft Product Development, Sales and Representation Agreement with MEC. The draft agreement called for the joint development of a proto-type and production versions of an Omni-Directional aerial work platform called the "3068ODS". During the development stage, each party was to provide the parts, which apply to that party's area of
responsibility.   We  would   provide  all  of  the  parts   required   for  the
Omni-Directional traction system and related control systems, and MEC would provide all of the parts required for the scissor lift and lifting apparatus and the control systems for the scissor lift apparatus. After development of the prototype version, the parties were to establish the cost of a commercial product, and if the cost of a commercial product was considered commercially viable, the parties would jointly develop a commercial version of the aerial work platform. If commercial production resulted, we would have been responsible for product manufacturing, and MEC or its affiliate would have been responsible to promote, market and sell the product to their network of approximately 200 distributors. Aerial work platform sales made by MEC would be subject to a royalty to us and, likewise sales made by us would be subject to a royalty to MEC. The amount of the respective royalties would be subject to agreement by the parties. Orders placed by MEC would be financed by MEC subject to agreed production schedules. We also planned to manufacture the COBRA(TM) AWP using the lifting mechanism as designed by us or procured from MEC and vendors other than MEC.

     During 2004, MEC was repositioned to perform manufacturing in the United States thus removing their obligation under the agreement. During the latter part of 2004, we presented MEC with invoices for payment of tooling and engineering costs related to development of the PHOENIX(TM). The invoices were not paid by MEC who was, at that time, in the process of realigning their finances. As a result of the aforementioned changes, the agreement was modified. The modification stated that the 3068ODS aerial work platform project would be products of our company instead of an MEC designed or built vehicle. This meant that the project would be henceforth designed and built by us. MEC would still have the ability to make suggestions regarding vehicle design or construction, but the final product would be our product. In addition, the agreement was revised to provide that we would build another vehicle product line, the COBRA, which will be marketed exclusively by our dealers. The parties mutually agreed to the dissolution of the agreement and Airtrax has decided to design, build and market the AWP's under the COBRA brand exclusively. Discussions with MEC regarding ways that they can make Omni-Directional AWP's available to their customers are on going.

     Omni-Directional Personal Mobility Devices. We have begun the development of new technologies which will enable us in the future, to develop Omni-Directional Personal Mobility Devices such as Power Chairs, Scooters, and patient beds or lifts. We have had discussions with several equipment manufacturers who may be interested in developing and marketing such products using these technologies. No agreements have been made. We will require additional funds to complete structural and ergonomic designs and proto-type vehicles, for further evaluation and testing. We cannot predict whether we will be able to successfully develop these products.

     Military Products. During 1999, we were awarded a Phase I research contract under the Department of Defense's Small Business Innovation Research program
(SBIR) to develop an Omni-Directional Multiple Purpose Mobility Platform (MP2). Under the Phase I base contract, we studied the application of the omni-directional technology for military use and were supervised by the Naval Air Warfare Center Aircraft Division (NAWC-AD) in Lakehurst, New Jersey. The contemplated use includes the installation of jet engines on military aircraft and the transportation of munitions and other military goods. We completed the Phase I base contract in 1999 and were subsequently awarded a Phase I option from NAWC-AD to further define the uses of the MP2. In July 2000, we were awarded a Phase II research contract under the SBIR program. Under the Phase II contract, we studied the feasibility of the MP2 for military purposes, and constructed two proto-type devices. This contract (with the option) was extended twice for 6 months each past the 42-month contract time period.. A completed proto-type MP2 was delivered to the US Navy during the end of the first quarter of 2004 for testing purposes. A second design, an Omni-Directional Jet Engine Handler conversion kit was constructed, and demonstrated as proof of concept of the modularity of the design. We have been advised by the US Navy that a non-SBIR sponsor for the MP2 program must be identified before a Phase II option is exercised. A Phase III contract could be awarded without such a sponsor. Although our management believes the underlying Omni-Directional Technology for the proposed MP2 has significant potential for both commercial and military applications, we cannot predict whether any sales beyond the Phase II contract will result from the SBIR program. It is the belief of management that sales to the US military for products such as the MP2 will not materialize until the Omni-Directional Technology achieves commercial acceptance. We do believe, however, that products such as the ATX-3000 or the COBRA AWP can and will be sold to the US government, possibly including the military, through a GSA Multiple Awards Contract. We have begun the application process and hope it will be awarded by mid-2007. We cannot predict whether we will be successful in our application.

     On September 7, 2006, we were awarded a $415,000 contract to design and build a customized MP2 Equipment Handling Unit for the Israeli Air Force. The contract includes an option to build 5 additional units at $95,000 each upon the acceptance of the first unit. It is estimated that the follow on orders that could result from this contract would be from 29 to 100 units over the next one to three years. The Critical Design Review was completed in November 2006, the design was approved and initial deliverables were provided. As a result, we received a first process payment of $170,000 on December 12, 2006. We expect to begin the Acceptance Test Procedure in mid-April 2007 and upon successful completion, will receive a second payment of $162,000. We cannot predict whether we will be able to successfully pass all of the acceptance tests and complete the contract, or that if we do so, that any subsequent orders will result.

CURRENT OPERATIONS

     Since 1995, substantially all of our resources and operations have directed towards the development of the Omni-Directional wheel, related components, Omni-Directional Lift Trucks and other Omni-Directional Vehicles. Many of the components, including the unique shaped wheels, motors, and frames, have been designed by Airtrax and are specially manufactured for us. 29 ATX-3000 Omni-Directional lift trucks, carrying ANSI certification and the UL Label, have been shipped to customers in 2006, and nine others are ready to ship pending receipt of orders in the beginning of 2007.

     ANSI testing refers to a series of tests including tilt testing the vehicle with masts it will use to make certain that it will not tip over in normal use. In addition, ANSI testing includes drop testing specified loads on the overhead guard to make certain that the overhead guard will not fail and crush the operator. These tests require us to turn the vehicle on its side to prove that the battery door lock will retain the battery in the event the vehicle is overturned. ANSI testing was performed and documented by us and we have certified that the tests have been completed and the vehicle has passed in all respects. This testing was required prior to the vehicle being sold to the public in the United States.

     UL testing is completed on lift trucks to certify that is free of hazards with respect to fire and electrical shock. Completion of UL testing is generally considered the mark of companies who will take extra steps and precautions to protect their customers.

MANUFACTURING AND SUPPLIERS

     There was limited production in the second through fourth quarters of 2006. All of the units shipped in 2006 and our current inventory were assembled in the last quarter of 2005 and the first quarter 2006. Frank Cooper, a former plant manager for GM, has established the production assembly process and procedure for our vehicle assembly. His efforts have helped to develop procedures, and to incorporate inventory control and quality assurance programs so that we stand ready to rapidly scale production capacity at the Blackwood facility. Initially this plant was equipped for nominal monthly production but is capable of ramping up for anticipated demand before year's end. We also plan to manufacture the KING COBRA Omni-Directional AWP in the Blackwood plant beginning in the third quarter of 2007.

     Components for our products consist of over the counter products and proprietary products that have been specially designed and manufactured by various suppliers in collaboration with us. We believe that continual refinements of certain components will occur during the first six months of initial KING COBRA production in response to user feedback and additional product testing. We will strive to improve product functionality which may require additional refinements in the future. We consider the specially designed and manufactured products proprietary, and have entered into exclusive contractual agreements with certain suppliers to protect the proprietary nature of these products. These arrangements prohibit the supplier from producing the same or similar products for other companies who would want to compete directly with us in the omni-directional vehicle market. In addition, while we maintain single sources for some of the over the counter components, we are engaged in qualifying and securing agreements with second sources for all possible components

DISTRIBUTION AND PRODUCT MARKETING

     We intend to establish a national and international network of distributors and dealers to sell our SIDEWINDER and COBRA lines to users, however, we may sell directly to select national and international accounts and retailers. National and international accounts or retailers include, but are not limited to, nationally recognized businesses with national or international locations having facilities in numerous states or countries.

     During 2004 and 2005, in anticipation of commercial production, we solicited interest from targeted dealers nationwide, and in certain instances, received contracts from a number of these dealers. Due to the delay in establishing commercial production, the contracts were not fulfilled. In 2004, we began soliciting dealers nationwide and distributors in several foreign countries. Principal terms of the agreement reached is that these dealers will purchase our products which include the SIDEWINDER or the COBRA AWP (scissor lift), or both and sell these products to their clients. Certain of the distributors were given "exclusive" territories, such as Airtrax Canada (Airtrax Canada is not owned or operated by us but we have authorized their use of the Airtrax Name). Airtrax Canada was required to purchase a minimum number of SIDEWINDER units to maintain the "exclusivity" portion of the agreement between firms. Airtrax Canada lost their exclusivity in 2006, as they did not meet the minimum requirements of the agreement. Presently, we are unable to distribute quantities of vehicles in Europe due to our inability to be certified compliant ("CE") with Europe. We expect to be CE compliant and able to distribute vehicles in 2007, although no assurances can be given. The dealers in the US generally have not been given exclusive territorial rights, but that has occurred in some areas. They are required to purchase one or more vehicles, however, to become a dealer. Credit terms are now available to approved dealers while foreign distributors are only sold under the terms of letters of credit. All foreign sales are paid in advance, under terms of an irrevocable letter of credit or approved credit terms. Targeted dealers for the SIDEWINDER brand will consist of selected premier equipment dealers, currently selling other lift truck products. The dealer network will consist of dealers who have substantial market share in the US, with a history of being able to sell and repair lift trucks and/or related material handling solutions. Several of the targeted dealers are significant sized entities, having annual sales in excess of $100 million. We expect to provide a sales incentive to dealers through an aggressive pricing structure. Typically, a dealer will earn a commission ranging from $500 to $1,000 on the sale of a competitive lift truck. Our pricing structure will enable the dealer to receive much higher commissions from the sale of the SIDEWINDER products.

     We also intend to use trade shows and print and television media to advertise and promote our Omni-Directional products. Print media will include advertisements in national and international publications such as web based ads, major material handling equipment magazines, and direct mailings to targeted distributors and end-users. Heavy equipment is rarely, if at all, advertised on television. However, we believe that television will provide an effective media for our product, due to its unique attributes. We believe that due to the current economic conditions, we will be able to capitalize on favorable advertising pricing. We also expect to be an exhibitor at industry trade shows from time to time, including the bi-annual ProMat show located in Chicago, Illinois.

Product Warranty Policies

     Our product warranty policy is similar to the warranty policies of other major manufacturers, i.e., one-year warranties on all parts and labor, and two years on major parts, however, our vehicles have fewer parts to warranty. In addition, manufacturers of our parts and vehicles have their own warranty policies that, in effect, take the financial exposure from our company. There are exceptions to the one year rule, such as the frame and significantly, the motors and controllers. These parts have an eighteen-month warranty, because the coverage begins when the product is shipped to us and not when the product is purchased.

MARKETS

Lift Trucks

     Our initial market focus was directed to the lift truck market. We believe that commercial versions of Omni-Directional Lift Trucks will improve the materials handling and warehousing industries creating potential markets globally. Industry data shows that during 2003 approximately 174,000 and 550,000 units were sold in the United States and worldwide, respectively (Modern Materials Handling). Based upon an average per unit sale price of $28,500 (Modern Materials Handling estimate), the total market in the United States would approximate $5 billion in 2003. This amount represents sales of a broad range of vehicles with price ranges from $18,000 to $31,000 for a standard 3,000-pound rated vehicle to $75,000 or greater for specialty narrow aisle or side loader vehicles. We expect to continue to make inroads into this market with the introduction of additional SIDEWINDER brand material handling vehicles in the future.

Aerial Work Platforms

     Aerial  Work  Platforms  are  used  in  the  construction  and  warehousing industries, and are ideally suited for our Omni-Directional Technology. According to data provided by the United States Department of Commerce, this market consists of approximately $1.2 billion in annual sales. Aerial Work Platforms and man lifts range in size from single user lifts to large off road machines. Of the total market, we expect to compete with a range of indoor man lifts. Great strides were made in our development of our AWP products during 2006, and we now plan to introduce two models under the COBRA brand in 2007, and additional units in 2008.

COMPETITION

     We expect to confront competition from existing products, such as standard and "Narrow Aisle or NA" lift trucks, and from competing technologies. Competition with standard lift trucks, which retail from $16,000 to $31,000, will be on the basis of utility, price, and reliability. We believe that we will compete favorably with a standard lift truck for reliability, and that a purchase decision will be based upon weighing the operational advantages of our products against its higher purchase price. NA and sideloader lift trucks retail at $45,000 or greater. While our SIDEWINDER Omni-Directional Lift Truck cannot be classified as "narrow aisle", it can perform "narrow aisle" functions at a significantly less cost. We also are aware of multi-directional lift trucks now being offered by other manufacturers that retail from $42,000 and higher for the standard version. These newer products have improved operational features, however, they are unable to travel in all directions, and hence are not omni-directional. These machines have to stop, turn all four wheels, and then proceed to drive in the sideward direction. Despite these improved operational features, management believes these manufacturers have adhered to older conventional methods and have added a substantial amount of parts to their lift trucks to achieve improved functionality, which contrasts with the design and features of our product as discussed previously herein. Therefore, to that extent, we believe that we maintain a competitive advantage to these newer products.

     We recognize that many of these manufacturers are subsidiaries of major national and international equipment companies, and have significantly greater financial, engineering, marketing, distribution, and other resources than us. In addition, the patent on the first omni-directional wheels expired in 1990. Although we have received patent protection for certain aspects of our advanced technology, no assurances can be given that such patent protection will effectively thwart competition.

PATENTS AND PROPRIETARY RIGHTS

     In December 1997, we were awarded a patent for an omni-directional helicopter ground-handling device. On January 22, 2002, we received US patent #6,340,065 relating to our low vibrations wheels. On May 28, 2002, we received US patent #6,394,203 encompassing certain aspects of the omni-directional wheel with some features specific to the lift truck, and in April 15, 2003 we received US patent #6,394,203 relating to methods for designing low-vibration wheels. We also have several patent applications pending relating to other aspects of our technology. We expect to make future patent applications relating to various other aspects of our omni-directional technology. We also have filed a patent application for our hybrid power module concepts. At this time, no foreign patents have been issued for any of our technology.

     On September 8, 2003, we entered an exclusive license agreement with Excalibur Design Services, Inc. and Nicholas Fenelli (Inventor), to secure and use certain proprietary intellectual properties known collectively as "Omni-Directional Vehicle Control Algorithms". Mr. Fenelli is also our Chief Operating Officer. Due to severe cash flow restrictions in 2006, we were unable to fulfill our obligations under the terms of the agreement and Excalibur rescinded the exclusivity portion of the agreement. As of December 31, 2006, no other party was granted rights to use the property. On February 19, 2007 we negotiated an amendment with Excalibur to reinstate our exclusive rights to the "Omni-Directional Vehicle Control Algorithms". We expect to resolve all issues to the mutual benefit of the two companies during 2007.

     We also seek to protect our proprietary technology through exclusive supply contracts with manufacturers for specially designed and manufactured components.

PRODUCT LIABILITY

     Due to nature of our business, we may face claims for product liability resulting from the use or operation of our lift trucks or other products.

     Presently, we maintain product liability insurance in the amount of $1 million. This amount will be increased to $10 million in the future, as we deem necessary to do so. We obtained our insurance commensurate with the initial shipment of our Omni-Directional Lift Trucks.

EMPLOYEES

     As of March 31, 2007, we have 13 full time employees, and one contract employee, and engage consultants from time to time. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

Item 2. Description of Property

     We maintain our administrative offices and assembly facilities at 200 Freeway Drive, Unit One, Blackwood, NJ 08012. This facility is a total of 30,000 square feet with 3,000 square feet allocated to offices and cost a monthly rental fee of $12,750.

Item 3. Legal Proceedings

     We are not currently a party to any legal proceedings. There has been no bankruptcy, receivership or similar proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

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

                                                   $High          $Low
                                                    ----           ----
            2007    First Quarter                   0.97           0.48

            2006    First Quarter                   2.39           1.08
                    Second Quarter                  2.17           1.15
                    Third Quarter                   2.03           0.92
                    Fourth Quarter                  1.01           0.42

            2005    First Quarter                   3.07           1.83
                    Second Quarter                  2.95           1.85
                    Third Quarter                   4.70           2.07
                    Fourth Quarter                  3.40           2.20

Common Stock

     Our Amended Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, no par value per share. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution, or winding up of our company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

     As of April 12, 2007, there were 24,379,887 shares of common stock outstanding.

     As of April 12, 2007, there were approximately 878 stockholders of record of our common stock, respectively. This does not reflect those shares held beneficially or those shares held in "street" name.

Dividend Policy

     We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends on our common stock.

Preferred Stock

     As of April 12, 2007, there were 275,000 shares of preferred stock outstanding. We held a special meeting of our shareholders on March 28, 2005 pursuant to which a majority of our shareholders approved an amendment to our certificate of incorporation to increase our authorized preferred stock from 500,000 to 5,000,000 shares. Accordingly, we are authorized to issue up to 5,000,000 shares of preferred stock. In addition, pursuant to said meeting, a majority of our shareholders approved an amendment to our certificate of incorporation to provide that the shares of preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors. Accordingly, our board of directors is expressly vested with the authority to determine and fix in the resolution or resolutions providing for the issuances of preferred stock the voting powers, designations, preferences and rights, and the qualifications, limitations or restrictions thereof, of each such series to the full extent now or hereafter permitted by the laws of the State of New Jersey.

     The holders of the preferred stock are entitled to receive, when, as, and if declared by our board of directors, out of funds legally available therefore, cash dividends on each share of preferred stock at the rate of 5% per annum, or if cash is not legally available, in additional shares of common stock. The preferred stock, in respect of dividends and distributions upon our liquidation, winding-up, and dissolution, shall rank senior to all classes of our common stock and each other class of capital stock or series of preferred stock created that does not expressly provide that it ranks senior to, or on a parity with, the preferred stock. The holders of preferred stock are entitled to cast 10 votes for each share held of the preferred Stock on all matters presented to our shareholders for shareholder vote.

     On April 1, 2005, we issued 100,000 shares of preferred stock to the sole holder of the preferred stock as payment of dividends in lieu of cash dividends with respect to previously issued shares of preferred stock. Our original Articles of Incorporation, as amended, including on April 30, 2000, do not support the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock which were issued to the holder on April 1, 2005 , were issued in error.

     Our Articles of Incorporation, as amended, including on April 30, 2000, similarly do not support the calculation we used in determining the number of shares of common stock used to pay preferred stock dividends. The difference being the date used in determining the stock price at the end of each preferred dividend period, as opposed to the lowest common stock price during the preferred dividend period, subject to a 70% discount, for calculating the number of common shares issued as payment of the period's preferred stock dividend.
Accordingly, the number of shares was greater than the number of shares required,., and were issued in error.

     Our financial statements at December 31, 2004 reflect 275,000 shares of preferred stock outstanding and disclosed that an additional 100,000 shares of preferred stock were deemed the equivalent of 221,892 shares of common stock that would have been required to settle an equivalent amount of preferred dividends. We have determined that the number of shares deemed the equivalent of the preferred stock dividend has been recalculated based on our Articles of Incorporation, as amended, including on April 30, 2000. Accordingly, we will issue 136,041 shares of common stock to the sole holder of the preferred stock as payment of $51,561 of preferred stock dividends less other adjustments resulting from the recalculation of the number of common shares required to pay preferred stock dividends, subsequently approved. During the period January 1, 2003 through June 30, 2006, 200,238 shares of common stock were issued in excess of the amount required.

Equity Compensation Plan Information

     The  following  table  shows   information  with  respect  to  each  equity
compensation plan under which our common stock is authorized for issuance as of December 31, 2006.

                      EQUITY COMPENSATION PLAN INFORMATION


                                      Number of securities                                Number of securities
                                       to be issued upon                                 remaining available for
                                          exercise of            Weighted average      uture issuance under equity
                                      outstanding options,       exercise price of         compensation plans
                                      warrants and rights      outstanding options,   f   (excluding securities
Plan category                                                   warrants and rights      reflected in column (a)
-------------------------------------------------------------------------------------------------------------------
                                              (a)                       (b)                        (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved            -0-                       -0-                        -0-
by security holders

Equity compensation plans not                 -0-                       -0-                        -0-
approved by security holders

Total                                         -0-                       -0-                        -0-

Currently, we do not have a formalized equity compensation plan under which our common stock is authorized for issuance.

Unregistered Sales of Equity Securities

     Following is a summary of unregistered securities issued during the fourth quarter of 2006.

     o 194,000 shares of common stock were issued for professional services valued at $141,919.

     o 184,000 shares of common stock were issued in connection with a settlement of a default on a convertible promissory note. These shares were valued at $93,490.

     o 41,666shares of common stock were issued in exchange of a $65,000 of convertible note.

     o    5,000 shares were issued as an Employee bonus valued at $3,570.

     o All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Airtrax or executive officers of Airtrax, and transfer was restricted by Airtrax in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     You should read the following  description  of our financial  condition and
results  of  operations  in  conjunction  with  the  financial   statements  and
accompanying notes included in this report beginning on page F-1.

Overview


     Since 1995, substantially all of our resources and operations have been directed towards the development of the Omni-Directional wheel, related components, Omni-Directional Lift Trucks and other Omni-Directional Vehicles. Many of the components, including the unique shaped wheels, motors, and frames, have been designed by Airtrax and are specially manufactured for us.

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

     During the year ended December 31, 2006, we continued development of the COBRA and KING COBRA scissor lifts and the Omni-Directional power chair. We anticipate incurring more costs on these products and plan to begin production of the first COBRA and the KING COBRA models in 2007. The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue operations. However, we are in discussions with lenders to raise capital in order to continue operating. We currently do not have adequate cash to meet our short or long term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders. There can be no assurance that additional financing will be available at terms that are suitable to us.

     We have incurred losses and experienced negative operating cash flow since our inception. For the twelve month period ended December 31, 2006 and 2005, we had net losses attributable to common shareholders of approximately $4.5 million and $15.2 million, respectively. The net loss in both periods includes conversion expenses of $1 million and $6.6 million in 2006 and 2005, respectively, offset by revaluation income $3.1 million and $1 million in 2006 and 2005, respectively, in connection with the repricing of the conversion ratios of convertible debenture issues and of warrant conversion prices. We also wrote down the advances to Filco of $6.6 million and $2 million in 2006 and 2005, respectively (See Note 13in the financial statements). We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenue and result in additional losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with several prospective lenders, we do not currently have commitments for these funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms.

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

     Due to liquidity constraints and limited access to additional capital for production in 2004 and 2005 and the unexpected death of our Chief Executive Officer and President, Peter Amico in August 2006 limited production and sales of omni-directional technology. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

     In September 2006, Airtrax was awarded a $415,000 contract to design and build a customized MP2 Equipment Handling Unit for the Israeli Air Force. The contract includes an option to build five additional units at $95,000 each upon the acceptance of the first unit. It is estimated that the follow on orders that could result from this contract would be from 29 to 100 units over the next one to three years. The Critical Design Review was completed in November 2006, the design was approved and initial deliverables were provided. As a result, we received a first process payment of $170,000 on December 12 2006. We expect to begin the Acceptance Test Procedure in mid April 2007 and upon successful completion, will receive a second payment of $162,000. We cannot predict whether we will be able to successfully pass all of the acceptance tests and complete the contract, or that if we do so, that any subsequent orders will result.

     We believe that the joint cooperation between us and the United States Navy with the MP2 contract, including building the ETU-110 omni-directional engine handler and our contract to design and build a customized MP2 Equipment Handling Unit for the Israeli Air Force, has bolstered the potential use of our technology within the military. We do not intend to incur additional costs with the US Navy unless we incur potential expenses in demonstrating the ETU-110 omni-directional engine handler, or other omni-directional vehicles in connection with the Israeli contract.

Revenue


     Revenue for the twelve-month period ended December 31, 2006 was approximately $1.3 million, representing an increase of approximately $600,000 from revenue of $719,000 for the comparable period in 2005. This increase in revenue, is primarily, attributed to sales of our SIDEWINDER ATX-3000.

Cost of Goods Sold

     Our cost of goods sold for the twelve month period months ended December 31, 2006 amounted to approximately $1.5 million, an increase of approximately $800,000 from $729,000 for the twelve months ended December 31, 2005. This increase in cost of goods sold, is primarily, attributed to sales of our SIDEWINDER ATX-3000.

Operating and Administrative Expenses.

     Operating and administrative expenses which include administrative salaries, depreciation and other expenses for twelve month period ended December 31, 2006 totaled $4.5 million which represents an decrease of approximately $600,000 from $5.1 million incurred in the twelve month period ended December 31, 2005. The decrease is primarily due to recording of stock option expenses of $1.1 million in 2005, compared to $76,000 in 2006, partially by additional expenses relating to the increase in production of our SIDEWINDER ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Loss Attributable to Common Shareholders.

     Loss attributable to common shareholders for the twelve months ended December 31, 2006 was approximately $(4.6) million compared with a loss of $(15.2) million for the same period in 2005. The decrease is due primarily to the recording of stock option expenses of approximately $1.1 million in 2005, compared with $76,000 in the current period, and revaluation expense recorded in the twelve months ended December 31, 2005 of approximately $6.6 million compared with $1.1 million in 2006. Additionally, we recorded revaluation income of $3.1 million in 2006 compared with $1 million in 2005 in connection with the repricing of certain conversion ratios of convertible debenture issues and of warrant conversion prices. We also wrote down the remaining Filco advance of $2. million during 2006 compared with $4.7 million in 2005. We also recorded approximately $300,000 of deemed dividend expense in each year.

Research and Development

     We incurred $519,134 and $544,933 in research and development expenses during the year ended December 31, 2006 and 2005, respectively. Research and development activities during fiscal 2005 primarily involved continued testing and evaluation of omni-directional components and preparing these components for production in 2005. Our wheel design was changed from the "concept" to "production" phase. This was and is an ongoing process between our and Timken's engineers to insure manufacturability. The motors and controllers were designed and/or changed in design in order to meet ANSI (American National Standards Institute) and UL (Underwriters Laboratories) testing requirements. Danaher and us revised the algorithms used in the motor controllers as well the microprocessor that runs the machines. Research and development activities also included further changes to existing designs and new designs that were patented or for those patents with pending applications. Portions of the costs we incurred due to testing and research and development were charged to the US Navy contract as provided therein.

Liquidity and Capital Resources

     Since our inception, we have financed our operations through the private placement of our common stock and sales of convertible debt. During the twelve months ended December 31, 2006 and 2005, we raised net of offering costs approximately $1.3 million and $5.9 million, respectively, from the private placement of our securities.

     During 2000, we were approved by the State of New Jersey for our technology tax transfer program pursuant to which we could sell our net operating losses and research and development credits as calculated under state law. In the years 2006 and 2005, we recorded credits of $493,258 and $867,413, respectively, from the sale of our losses and credits.

     We have consistently demonstrated our ability to meet our cash requirements through private placements of our common stock and convertible notes. We have continued to similarly satisfy those requirements during the twelve months ended December 31, 2006. However, there can be no assurances that we will be successful in raising the required capital to continue our current operating plan.

     We anticipate that our cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising with production of its Omni-Directional lift truck and the start of Cobra and King Cobra (Scissors-Lift) production.

     We will require additional funds to continue our operations beyond the initial production run. We anticipate that operating capital in the amount of approximately $3 to 5 million will be required during the next 12 months to sufficiently fund operations. We expect to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as we transition from the initial rate to larger-scale production. While we are in discussions with several prospective lenders, we do not currently have commitments for additional funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next six months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

     As of December 31, 2006, our working capital deficit was $3,249,339. Fixed assets, net of accumulated depreciation, and total assets, as of December 31, 2006 and 2005, were $283,920 and $190,893, respectively. Current liabilities as of December 31, 2006 were $5,700,754 compared with $6,186,390 as of December 31, 2005.

February 2007 Financing

     On February 20, 2007, we entered into a Securities Purchase Agreement with certain accredited and/or qualified institutional investors pursuant to which we sold an aggregate of $3,734,040 principal amount secured convertible debentures convertible into shares of our common stock at a conversion price equal to $0.45 for an aggregate purchase price of $3,219,000. In addition, we issued to the investors (i) warrants to purchase 8,297,866 shares of our common stock at an exercise price equal to $0.54 per share, which represents 100% of the number of shares issuable upon conversion of the debentures; (ii) callable warrants to purchase 4,148,933 shares of our common stock at an exercise price equal to $0.75 per share, which represents 50% of the number of shares issuable upon conversion of the debentures; and (iii) callable warrants to purchase 4,148,933 shares of our common stock at an exercise price equal to $1.25 per share, which represents 50% of the number of shares issuable upon conversion of the debentures.

     The debentures mature on February 20, 2009. We may in our discretion redeem the debentures, subject to certain equity conditions being met by us as set forth in the debentures, at a price equal to 150% of the principal balance, accrued interest, and all liquidated damages, if any, thereon that are requested to be redeemed. Our obligations under the securities purchase agreement, the debentures and the additional definitive agreements with respect to this transaction are secured by all of our assets. In addition, our wholly owned subsidiaries, Airtrax Financial Services LLC and Airtrax Manufacturing Corp., are guaranteeing the satisfaction of our obligations under the securities purchase agreement, the debentures and the additional definitive agreements with respect to this transaction.

Off-Balance Sheet Arrangements.

     We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, results of operations, liquidity or capital expenditures.

Liquidated Damages

     In connection with financings we entered into with various investors in November 2004 and October 2005, we provided such investors registration rights. Pursuant to those registration rights, in the event that we did not file a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities or have such registration statement effective by another date, we agreed to pay to such investors liquidated damages. To date, we have not filed such registration statement, and as a result, we have accrued the required obligation for liquidated damages.

     During 2006, to the investors in the November 2004 financing, we issued an aggregate principal amount $198,248 of our 4% Unsecured Convertible Debentures and 5 year warrants to purchase an aggregate of 72,201 shares of our common stock in exchange for the settlement of $244,632 in accrued liquidated damages through June 30, 2006. The debentures mature on March 1, 2008, and September 30, 2008, respectively, pay simple interest at a rate of 4% per annum and are convertible into shares of our common stock at a price equal to $0.45 per share. The warrants are exercisable into shares of our common stock at a price equal to $1.56 per share. In addition, the investors agreed to forego any future accrual and payment of such liquidated damages.

     As of December 31, 2006, an aggregate amount of approximately $279,514 has been accrued in liquidated damages payable to the investors in our October 2005 financing. We have begun discussions with the lead investor and intend to engage in negotiations with the remaining investors, to settle the liquidated damages which we currently, and in the future will, owe to such investors.

Critical Accounting Policies and Estimates

Revenue

     Revenues on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment and we record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.


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

Intangibles

     We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of our intangibles, which as of December 31, 2006, consist mainly patents and licensing agreements. The conditions that would trigger an impairment assessment of our intangible assets include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors.

Accounting for Income Taxes

     As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If there is not persuasive evidence that recovery will occur, we would establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8,257,629 as of December 31, 2006, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. The net deferred tax asset as of December 31, 2006 was $919,889, net of the valuation allowance.

Issuances of Common Stock

     Because of the significant liquidity issues we have faced since our inception, we have been required to issue common stock to third party vendors and others in order to pay for services rendered. Such issuances are recorded as an expense in the period in which the services are performed. During 2006, we issued an aggregate of 651,257 shares of common stock to third parties in exchange for services performed. These services were valued at $$859,856 for year ended December 31, 2006.

Recent Accounting Pronouncement

     The Financial Accounting Standards Board (FASB) has recently issued "FASB Staff Position EITF 00-19-2 which modifies the accounting treatment of derivatives that flow from financings involving embedded derivatives. This Staff Position is effective for financial statements for periods beginning January 1, 2007. Management believes that this will cause some change in the way we account for derivatives. Management is evaluating this position and has not made a determination as to the effective it will have on our financial statements.

RISK FACTORS


     In addition to other information contained in this Form 10-KSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

              RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE MAY NEVER BECOME PROFITABLE AND CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE OUR INCEPTION.

     We may never become profitable because we have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2006 and 2005, we had a net loss of approximately $(4.6 million) and $(15.2 million), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We anticipate that our cash requirements to fund operating or investing cash requirements over the next 12 months will be greater than our current cash on hand. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. We do not currently have commitments for additional funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next 12 months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

OUR BUSINESS OPERATIONS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING.

     Our business operations will be harmed if we are unable to obtain additional funding. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities for the provision of our technology and products. As of March 31, 2007, we have loaned $6,275,881 to Filco.

     On January 20, 2006, Filco filed for insolvency in Germany and a receiver was appointed. As a result, on February 7, 2006, we terminated the tentative agreement to acquired Filco stock and began negotiations with the receiver to acquire some or all of the Filco assets. The $6,275,881 of advances to Filco that were outstanding at December 31, 2005, were secured by liens filed against the machinery and equipment owned by Filco which in 2003 was appraised at $5,400,000, and by liens filed against its intellectual property, which had not been appraised. Due to the uncertainty of our position under German bankruptcy law, $4,275,881 of the Filco advances were written off in 2005, and the remaining $2,000,000 was written off in 2006. In addition, $413,174 of our inventory stored at the Filco plant was abandoned and written off during 2006. During 2006, an auction of Filco assets was conducted by the receiver who did not acknowledge our liens against property and equipment.

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

     Our ability to successfully conduct our business affairs will be dependent upon the capabilities and business acumen of current management including Robert Watson, our President and Chief Executive Officer. We have entered into an employment agreement with Mr. Watson, however, we do not maintain key man life insurance with respect to Mr. Watson. Accordingly, shareholders must be willing to entrust all aspects of our business affairs to our current management. Further, the loss of any one of our management team could have a material adverse impact on our continued operation.

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

     We had 24,376,887 shares of common stock outstanding as of April 12, 2007, and we had convertible notes which require the issuance of 5,505,227 additional shares of common stock pursuant to our May and October 2005 private placements and 2006 note issuances, in which the conversion price has been adjusted resulting from the February 20, 2007 issuance of $3,734,040 Secured Convertible Promissory Notes, convertible into 8,297,867 additional shares of common stock at $0.45 per common share. Additionally, warrants which require the issuance of 10,383,323 additional shares of common stock pursuant to our November 2004, and February, May, and October 2005 private placements and 2006 note issuances. Further, we issued 16,959,726 warrants in connection with the February 20, 2007 issuance of $3,734,040 Secured Convertible Promissory Notes. Further, we often issue common stock and warrants in exchange for fees and services at a discount to the market price of our common stock at the time of such issuance. This results in a large number of shares, which have been issued, a large number of shares underlying our warrants and other convertible securities that are or may be available for future sale, and may create an overhang of securities for sale. The sale of these shares which were or will be issued upon exercise or conversion of our securities at a discount to the market price of our common stock at the time of issuance may depress the market price of our common stock and is dilutive to shareholder value.

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

Item 7. Financial Statements.

Index to Consolidated Financial Statements

                                                                                                Page
                                                                                                ----
Report of Independent Registered Public Accounting Firm                                          F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005                                     F-3

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005             F-4

Consolidated Statement of Changes in Shareholders' Equity (Deficiency) for the years             F-5
ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the year ended December 31, 2006 and 2005              F-6

Notes to Consolidated Financial Statements as of December 31, 2006 and 2005                      F-7

Report of Independent Registered Public Accounting Firm


The Board of Directors and shareholders
Airtrax, Inc.


     We have audited the accompanying balance sheet of Airtrax, Inc. (the "Company") as of December 31, 2006 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Airtrax, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in accordance with U.S. generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, at December 31, 2006, the Company had a working capital deficiency of $3.3 million as well as an accumulated deficit of $29.8 million. In addition, the Company has had a continuing record of losses. These factors among other things, discussed in Notes 15 to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/S/ Robert G. Jeffrey, Certified Public Accountant
April 16, 2007
Wayne, New Jersey

                                  AIRTRAX, INC.
                                 Balance Sheets
                        As of December 31, 2006 and 2005

                                                                       2006                    2005

Assets
                                                                      ------------------     -------------------
Current Assets:                                                                                   (Restated)
    Cash                                                                       $ 327,737                $ 19,288
    Accounts receivable                                                           50,704                  94,357
    Inventory                                                                  1,049,457               2,005,139
    Vendor advance                                                               103,628                 163,517
    Deferred tax asset                                                           919,889                 977,302
                                                                      ------------------     -------------------
      Total current assets                                                     2,451,415               3,259,603
                                                                      ------------------     -------------------

Property and Equipment, net of accumulated
      depreciation of $339,216 and $301886, respectively                         283,920                 190,893
                                                                      ------------------     -------------------
Other Assets
      Advances to Filco Gmbh                                                           -               2,000,000
      Patents, net                                                               148,151                 154,263
      Deferred charges                                                                 0                  388392
      Other                                                                           65                      65
                                                                      ------------------     -------------------
      Total other assets                                                         148,216               2,542,720
                                                                      ------------------     -------------------
      Total Assets                                                           $ 2,883,551             $ 5,993,216
                                                                      ==================     ===================

Liabilities and Shareholders' Deficiency
Current Liabilities:
    Accounts payable                                                         $ 1,097,361               $ 885,463
    Notes payable, shareholder                                                    75,713                 186,961
    Convertible notes payable                                                  2,129,797                       -
    Obligation for outstanding options                                         1,407,299               1,330,948
    Warrant and conversion option liability                                      249,971               3,516,462
    Accrued liabilities                                                          740,613                 266,556
                                                                      ------------------     -------------------
      Total current liabilities                                                5,700,754               6,186,390

Convertible Notes Payable                                                        198,248               2,048,000

                                                                                       -                       -
                                                                      ------------------     -------------------
Total Liabilities                                                              5,899,002               8,234,390
                                                                      ------------------     -------------------


Shareholders' Deficiency;
    Preferred stock, no par value; 5,000,000 shares authorized,
       275,000 issued and outstanding                                             12,950                  12,950
    Common stock, no par value; 100,000,000 shares authorized,
      24,260,352 and 21,939,360 shares issued and outstanding,
      respectively                                                            25,133,164              21,712,179
    Additional paid-in capital, warrants                                       1,587,500               1,042,400
    Accumulated Deficit                                                      (29,749,065)            (25,008,703)
                                                                      ------------------     -------------------
      Total shareholders' (deficiency)                                      $ (3,015,451)           $ (2,241,174)
                                                                      ==================     ===================


      Total Liabilities and Shareholders' Deficiency                         $ 2,883,551             $ 5,993,216
                                                                      ==================     ===================
                                                                                      -                       -

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                  AIRTRAX, INC.
                            Statements of Operations
                 For the Years Ended December 31, 2006 and 2005
                                    (Audited)

                                                                                    2006                     2005
                                                                           ----------------------     ------------------
                                                                                                           (Restated)

Revenues                                                                  $             1,346,913    $           718,842
Cost of sales and services performed                                                    1,470,542                729,080
                                                                           ----------------------     ------------------
    Gross profit                                                                         (123,629)               (10,238)
                                                                           ----------------------     ------------------

Operating Expenses
    General and administrative costs                                                    4,452,179              5,057,596
    Impairment of Filco advances                                                        2,000,000              4,700,839
                                                                           ----------------------     ------------------
          Total operating expenses                                                      6,452,179              9,758,435
                                                                           ----------------------     ------------------
          Operating loss                                                               (6,575,808)            (9,768,673)

Other Income and Expenses
    Conversion expense                                                                 (1,009,069)            (6,571,454)
    Interest expense                                                                     (230,149)              (488,342)
    Revaluation income                                                                  3,054,716                993,837
    Other income and expense                                                               (2,255)                31,741
                                                                           ----------------------     ------------------
          Loss before income taxes and preferred stock expenses                        (4,762,565)           (15,802,891)

IncomeTax Benefit                                                                         437,803                867,413

                                                                           ----------------------     ------------------
          Loss before dividends                                                        (4,324,762)           (14,935,478)

Deemed dividends on preferred stock                                                      (303,100)              (274,978)
                                                                           ----------------------     ------------------

Net loss attributable to common shareholders                                           (4,627,862)           (15,210,456)

          Preferred stock dividend paid                                                  (112,500)               (51,563)
                                                                           ----------------------     ------------------

Deficit accumulated                                                                  $ (4,740,362)         $ (15,262,019)
                                                                           ======================     ==================

Net loss per share;
    Loss attributable to common shareholders                                         $ (4,324,762)         $ (14,935,478)
    Adjustment for preferred shares dividends accumulated but unpaid                       34,375                 68,750
                                                                           ----------------------     ------------------
Loss allocable to common shareholders                                                $ (4,359,137)         $ (15,004,228)
                                                                           ======================     ==================

Net loss pershre; basic and diluted                                                       $ (0.18)               $ (0.71)
                                                                           ======================     ==================
Weighted average common shares outstanding -
    Basic and diluted                                                                  24,151,352             20,951,187
                                                                           ======================     ==================

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                  AIRTRAX, INC.
                Statement of Changes in Shareholders' Deficiency
                 For the Years Ended December 31, 2006 and 2005
                                    Restated

                                             Common       Common    Preferred  Preferred               Accumulated
                                             Shares       Amount    Shares     Amount     Warrants     Deficit           Total
                                          ------------------------------------------------------------------------------------------
 Balance at December 31, 2004             15,089,342   $ 9,780,454  275,000    $ 12,950  $ 1,042,400  $ (9,746,684)    $ 1,089,120
                                          ------------------------------------------------------------------------------------------
 Shares issued in  private placement          68,750        55,000        -           -            -             -          55,000
 Warrants exercised                          593,000       718,486        -           -            -             -         718,486
 Options exercised                            45,000        19,619        -           -            -             -          19,619
 Shares issued for services                  291,695       735,387        -           -                                    735,387
 Employee stock awards                        20,000        48,000        -           -            -             -          48,000
 Shares issued in lieu of rent                19,200        48,000        -           -                                     48,000
 Issuance of shares sold in prior year     1,749,827     1,401,172        -           -            -             -       1,401,172
 Shares issued in settlement of interest      28,453        66,295        -           -                                     66,295
 Transfer from liability on exercise of
        warrants                                   -       181,000        -           -                                    181,000
 Conversion of convertible debt            3,846,154     4,277,500        -           -            -             -       4,277,500
 Conversion benefit capitalized                    -     3,596,154        -           -            -             -       3,596,154
 Shares issued for Filco investment          187,939       458,571        -           -            -                       458,571
 Dividends on preferred stock                      -             -        -           -            -       (51,563)        (51,563)
 Preferred stock dividend                                  326,541                    -                          -         326,541
 Net Loss                                          -                      -           -                (15,210,456)    (15,210,456)
                                          ------------------------------------------------------------------------------------------
 Balance at December 31, 2005             21,939,360  $ 21,712,179  275,000       12,950  $ 1,042,400 $(25,008,703)   $ (2,241,174)
                                          ------------------------------------------------------------------------------------------

 Warrants issued in connection with
        convertible debt                           -             -        -            -    $ 333,325            -       $ 333,325
 Warrants no longer subject to
        revaluation                                -             -        -            -      211,775            -         211,775
 Employee stock awards                        75,000     $ 115,470        -            -            -            -         115,470
 Shares issued for services                  651,257       859,856        -            -            -            -         859,856
 Shares issued to directors                  145,000       222,500        -            -            -            -         222,500
 Shares issued in settlement of
  Note default                               184,000        93,490        -            -            -            -          93,490
 Conversion of convertible debt              811,033     1,204,519        -            -            -            -       1,204,519
 Shares issued for preferred dividend        418,979       415,610        -            -            -            -         415,610
 Shares issued for cash                       35,723        65,500        -            -            -            -          65,500
 Proceeds from warrant extesions             117,000                      -            -       117,000
 Value of debt conversion priviledge         327,040                                             -         327,040
 Dividends on preferred stock                      -             -        -            -            -     (112,500)       (112,500)
 Net Loss                                          -             -        -            -            -   (4,627,862)     (4,627,862)

                                          ----------                                                                     ----------
                                          ------------------------------------------------------------------------------------------
 Balance at December 31, 2006             24,260,352   $25,133,164  275,000     $ 12,950  $ 1,587,500 $(29,749,065)    $(3,015,451)
                                          ==========================================================================================

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                  AIRTRAX, INC.
                            Statements of Cash Flows
           For the Years Ended December 31, 2006 and December 31, 2005

                                                                                  2006                     2005
                                                                           --------------------    ---------------------
Cash flows from operating activities:                                                                    (Restated)
     Net loss                                                                      $ (4,627,862)            $(15,210,456)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                                 69,019                   59,500
           Cost of conversion                                                           961,569                7,068,174
           Common stock issued as payment for services                                1,197,826                  836,500
           Options granted for services                                                  76,351                1,082,250
           Cost of settling liquidated damages                                           44,266
           Value of converted interest                                                   66,464
           Loss on abandonment of vehicle                                                 2,443
           Accrued interest on shareholder advances                                       4,693                    4,015
           Value of shares issued to settle liabilities                                  93,490                  149,589
           Deemed dividend on preferred stock                                           303,100                  274,978
           Decrease in accual of deferred tax benefit                                     7,413                 (752,888)
           Revaluation of warrant liabilities                                        (3,054,716)                (992,757)
           Impairment of Filco investment                                             2,000,000                4,700,839
     Change in assets and liabilties;
           Decrease (increase) in accounts receivables                                   43,653                 (205,857)
           Decrease in advances                                                          59,889                        -
           Decrease( increase) in inventory                                             955,682               (1,295,858)
           Increase in accounts payable                                                 211,898                  490,504
           Increase in accrued liabilities                                              715,279                   89,592
                                                                           --------------------    ---------------------
                       Net cash used in operating activities                           (869,543)              (3,701,875)
                                                                           --------------------    ---------------------
Cash flows from investing activities:
     Acquisitions of equipment                                                         (151,577)                (150,806)
     Additions to patent cost                                                            (6,800)                 (42,861)
     Advances to Filco                                                                        -               (3,605,881)
                                                                           --------------------    ---------------------
Net cash used in investing activities                                                  (158,377)              (3,799,548)
                                                                           --------------------    ---------------------

Cash flows from financing activities:
     Proceeds from converted debt                                                     1,219,800                4,277,500
     Proceeds from the sale of common stock                                              65,500                   55,000
     Proceeds from convertible debt                                                           -                1,659,138
     Proceeds from notes payable to related parties                                      35,000                  151,493
     Payment of notes payable to related parties                                       (100,941)                  (2,002)
     Proceeds from exercise of warrants                                                 117,000                  718,486
     Proceeds from exercise of options                                                        -                   19,619
                                                                           --------------------    ---------------------
                       Net cash provided by financing activities                      1,336,359                6,879,234
                                                                           --------------------    ---------------------
                       Net increase (decrease) in cash                                  308,439                 (622,189)
Cash, beginning of year                                                                  19,288                  641,477
                                                                           ====================    =====================
Cash, end of year                                                                     $ 327,727                 $ 19,288
                                                                           ====================    =====================


                 The accompanying notes are an integral part of
                     these consolidated financial statements

AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     The Company was formed April 17, 1997. It has designed a lift truck vehicle using omni-directional technology obtained under a contract with the United States Navy Surface Warfare Center in Panama City, Florida. The right to exploit this technology grew out of a Cooperative Research and Development Agreement with the Navy. Significant resources have been devoted during prior years to the construction of a prototype of this omni-directional forklift vehicle. The Company recognized its first revenues from sales of this product during the year 2005.

Development Stage Accounting

     In prior periods the Company was a development stage company, as defined in Statement of Financial Accounting Standards (FASB) No. 7. The Company is no longer considered a development stage company.

     The Company has incurred losses from inception to December 31, 2005, of $24.8 million and $4.6 million in 2006. Until the end of 2004, these losses were financed by private placements of equity securities. During 2005 and 2006, the Company obtained financing almost exclusively from the issuance of convertible debentures. The Company will need to raise additional capital through the issuance of debt or equity securities to continue to fund operations.

Cash

     For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Inventory

     Inventory consists principally of component parts and supplies which will be used to assemble lift truck vehicles. Inventories are stated at the lower of cost (determined on a first in-first out basis) or market.

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

Intangible Assets

     Patents, the Company incurred costs to acquire certain patent rights. These costs were capitalized and are being amortized over a period of fifteen years on a straight-line basis.

Prototype Equipment

     The cost of developing and constructing the prototype omni-directional helicopter handling vehicle and the omni-directional lift truck vehicle is expensed as incurred.

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

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values at December 31, 2006.

Research and Development Cost

     The Company expenses all research and development cost unless the criteria required by FASB No. 2 are met. To date there have been no research and development costs capitalized. During the years 2006 and 2005 a total of $519,314 and $544,933, respectively, was spent on development activity.

Advertising Costs

     The Company expenses advertising costs when the advertisement occurs. There were no advertising costs incurred during 2006 and 2005.

Stock Options

     Stock options are occasionally awarded to employees, directors and outside parties as compensation for services. Such awards have been immediately exercisable. The Company adopted SFAS 123R, "Share Based Payment" and SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure" on January 1, 2006. Prior to 2006, these awards were accounted for under the intrinsic method as permitted by Accounting Principles Board Opinion No. 25.

     The following presents information about the net loss and loss per share of the year 2005 as if the Company had applied the provisions of SFAS 123R and 148 to all options granted during the year 2005.



           Net loss as reported                               $   (15,416)
           Less: Stock-based employee compensation
            determined under the Intrinsic Method                   1,082
           Add:  Stock bases compensation determined
            under the Fair Value Method                            (1,105)
                                                                ----------
           Pro forma net loss                                 $   (15,393)
                                                                ----------
           Loss per share:
           Basic and diluted as reported                      $    (.72)
                                                                ==========
           Basic and diluted-pro forma                        $    (.72)
                                                                ==========

     Pursuant to the requirements of SFAS 123R, the weighted average fair value of options granted during 2005, as determined on the dates of grant, was $1.37. The fair values were determined using a Black Scholes option-pricing model, using the following major assumptions:



           Volatility                        91.10%
           Risk-free interest rate            3.71%
           Expected Life - years              4.52

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

Reclassifications

     Certain amounts from prior year have been reclassified to conform to current year presentation.

2.   RESTATEMENTS

     On March 21, 2007,the Company determined, after consultation with its independent registered public accounting firm, that a restatement of its financial statements for the year ended December 31, 2005 filed on Form 10-KSB, together with its subsequent quarterly reports on Form 10-QSB for the periods ending June 30 and September 30, 2005 and March 31, June 30, and September 30, 2006, respectively (collectively, the "Reports"), is necessary due to the issuance of the Company's preferred stock as payment of dividends in lieu of cash dividends on April 1, 2005 with respect to previously issued shares of preferred stock. The Company's original Articles of Incorporation, as amended, including on April 30, 2000, prohibit the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock which were issued to the holder on April 1, 2005 were issued in error. The Company determined that it should take this action to prevent future reliance on previously issued financial statements set forth in its Reports. Such financial statements should no longer be relied upon.

     The Company's Articles of Incorporation, as amended, including on April 30, 2000, similarly do not support the calculation used by the Company in determining the number of shares of common stock used to pay preferred stock dividends. The difference being the date used in determining the stock price at the end of each preferred dividend period, as opposed to the lowest common stock price during the preferred dividend period, subject to a 70% discount, for calculating the number of common shares issued as payment of the period's preferred stock dividend. Accordingly, the number of shares were greater that the number of shares required, and were issued in error resulting in increased preferred dividend expenses and preferred stock equity. The financial statements at December 31, 2004 reflect 275,000 shares of preferred stock outstanding and disclosed that an additional 100,000 shares of preferred stock were deemed the equivalent of 221,892 shares of common stock that would have been required to settle an equivalent amount of preferred dividends. On April 1, 2005, the preferred shares were issued. The Company has determined that the number of shares deemed the equivalent of the preferred stock dividend will be recalculated based on the Company's Articles of Incorporation, as amended, including on April 30, 2000.

     In addition, on March 15, 2007, management of the Company determined, after consultation with its independent registered public accounting firm, that a restatement of its Quarterly Reports on Form 10-QSB for the three and six months ended June 30, 2005 and the three months ended March 31, 2005 was necessary in light of the Company's review of its accounting for derivatives and based on recent interpretations of the accounting for certain financial instruments under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and the Emerging Issues Task Force No. 00-19 "Accounting for Derivative
Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19").

     The Company concluded that its 6% Series A Convertible Promissory Notes ("Notes") and the Class A and Class B Warrants (collectively, the "Warrants") issued to certain accredited and/or qualified institutional purchasers pursuant to that certain Subscription Agreement (the "Subscription Agreement) dated as of February 11, 2005 contained embedded derivatives due to the registration rights and liquidated damages provisions contained in the Subscription Agreement. The embedded derivative provisions provided that the Company will pay liquidated damages in connection with the delay in filing of a registration statement on Form SB-2 in the event that the Company did not file such registration statement which registers the shares of the Company's common stock underlying the Notes and the Warrants, or cause the Securities and Exchange Commission to declare such registration statement effective, each within specified time frames as set forth in the Subscription Agreement. Accordingly, the Company determined that it should take action to prevent future reliance on previously issued financial statements set forth in its Quarterly Reports on Form 10-QSB for the three and six months ended June 30, 2005 and the three months ended March 31, 2005 (collectively the "Quarterly Reports"). Such financial statements should no longer be relied upon.

     In particular, the Company will restate its financial statements contained in the Quarterly Reports to reflect the reduction in preferred stock outstanding, preferred stock dividend expense and deemed dividend expenses recorded in 2005 and 2006. In addition, the Company will restate its financial statements contained in the Reports to reflect a liability in connection with issuance of the Notes and the Warrants that contained an embedded derivative and conversion privileges, as of March 31, 2005 and June 30, 2005 as follows:

The effect on the Company's previously issued audited December 31, 2005 financial statements are summarized as follows:

Loss attributable to common shareholders as originally
reported at Dec. 31, 2005                                          $(15,416,456)

Less;
      Adjustment to restate dividend expense on preferred stock        (206,000)
                                                                   ------------
Loss attributable to common shareholders at December 31,
2005 as restated                                                   $(15,210,456)
                                                                   ------------

Balance Sheet as of December 31, 2005:

                                          Previously    Increase
                                           Reported    (Decrease)    Restated
                                         ------------  ---------    -----------
 Current Assets                          $  3,259,603         --    $ 3,259,603
 All Other Assets                           2,733,613         --      2,733,613
                                         ------------               -----------
 Total Assets                            $  5,99,3216         --    $ 5,99,3216
                                         ============               ===========
 Current Liabilities                     $  6,186,390         --    $ 6,186,390
 Long Term Debt                             2,048,000         --      2,048,000
                                         ------------               -----------
 Total Liabilities                       $  8,234,390         --    $ 8,234,390
                                         ------------               -----------
 Stockholders' Deficit:
      Common Stock                       $ 21,385,638    326,541    $21,712,179
       Warrants                             1,042,400                 1,042,400
      Preferred stock                         545,491   (532,541)        12,950
      Accumulated deficit                 (25,214,703)   206,000    (25,008,703)
                                         ------------  ---------    -----------
 Total Liabilities and Shareholders'
  Deficiency                             $  5,993,216  $      --    $ 5,993,216
                                         ============  =========    ===========
3. RELATED PARTY TRANSACTIONS

     The Chairman of the Board of Directors made periodic loans to the Company during 2006. The loans did not accrued interest and were due on demand. The combined loans amounted to $35,000. The unpaid balance of principal on these loans at December 31, 2006 was $0. The Majority shareholder of the corporation and the Company President has made loans to the Company from time to time.
Certain related notes accrued interest at 12% and are due on demand. The combined unpaid balance of principal and interest on these notes at December 31, 2006 was $75,713.

     During 2006, the Board of Directors received 145,000 shares for services as directors; these were valued at $222,500, reflecting the fair market value of the stock at time of award.

     On August 25, 2006, the Company's CEO, President and Chairman ("President") died. The President's employment contact expired on June 30, 2006 and was not renewed. The employment agreement did not provide for the exercise of the options upon death. The options granted in 2004 to the president were 550,000 options, valued at $187,500 and in 2005 he President was granted 750,000 options, valued at $975,000. Subsequent to his death, the Board of Directors extended for one year from the date of the termination of the employment contract, the time during which the options can be exercised.

     In 2006, the Company granted 300,000 options to its Chief Executive Officer

4. STOCK OPTIONS

     The Company has periodically awarded stock options under employment contracts with three employees. These options entitle the employees to purchase company stock at discounted prices. These options were immediately exercisable; there are no expiration dates to these options, and none was forfeited during either year. A summary of option activity is presented below.


                                                2006                    2005
                                                ----                    ----
                                              Weighted                Weighted
                                               Average                 Average
                                              Exercised               Exercised
                                           Shares    Price       Shares    Price
Options outstanding at beginning of
   year                                 1,375,000     $ .80     620,000    $ .73
Options granted during year               350,000       .46     800,000      .83
Options exercised during year              (7,500)              (45,000)     .44
                                        ---------     -----    --------    -----
Options outstanding at end of year
                                        1,715,500     $ .73   1,375,000    $ .80
                                        =========     =====   =========    =====
Weighted average Fair Value of
options granted                                       $0.34               $ 1.37
Weighted average remaining life of
outstanding options - years
                                                       4.79                 4.33

5. PRIVATE PLACEMENT OFFERINGS

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

     At December 31, 2006, the Company was in default on its 12% Series A Convertible Note in the principal amount of $400,000 which the Company issued to a qualified institutional buyer on July 26, 2006. All principal and accrued and unpaid interest was due on October 20, 2006. The Company did not repay the note in the amount of $412,000, inclusive of principal and accrued and unpaid interest, on or prior to October 20, 2006. The Company negotiated with the holder to extend the note through the payment of cash, and the issuance of shares of common stock. The Note is due and payable in full, including all unpaid Interest on November 29, 2007.

     On March 22, 2007, the Company made a $100,000 principal payment and paid interest of $30,233. The Note was reduced to $300,000 and interest on the Note was reduced to 10%. Additionally, the Company issued 184,000 shares of common stock as settlement of the default period and paid a fee of $15,000 to Source Capital Group, Inc., a registered representative of the Note-holder. The Company also agreed to make monthly interest payments. The conversion price was reset per the terms of the original Note.

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

     The Company's private placements of convertible notes and common stock purchase warrants in 2005 also contained liquidated damages provisions. For two of the financings, February and May, no liquidated damages have accrued despite the fact that the shares underlying the notes and warrants issued in such private placements have not been registered, since the payment of damages is linked to the effectiveness of the registration statement which was initially filed in February 2005 and said registration statement has been withdrawn. Under the third such offering, liquidated damages were effective 150 days after October 18, 2005. Such liquidated damages accrue at the rate of 2% per month of the amount raised in that offering, which was $1,548,000. Liquidated damages of $278,640, which is the maximum amount allowed under the provisions of the Notes for the October, 2005, issue have been accrued and charged to expense during 2006.

     During 2005, the Company sold 68,750 shares in private placements, yielding proceeds of $55,000. It also issued three convertible debt issues. Each of these issues included detachable warrants.

     One of these debt issues ($5,000,000) yielded proceeds of $4,277,500 and was converted in 2005 into 3,846,154 shares of common stock; this issue was sold with warrants to purchase 2,884,616 shares of common stock. The remaining issues that have not yet been converted to stock, bear interest at 8% and have two year conversion terms. They are further described below:

-----------------------------------------------------------------------------
Balance of 2005 convertible notes and Warrants issuances;

-----------------------------------------------------------------------------
                                                            Exercise
  Remaining debt      Conversion Price        Warrants         Price
-----------------------------------------------------------------------------
$     246,797             $.45                384,615        $.45
-----------------------------------------------------------------------------
    1,483,000             $.45                774,000         .45
-----------------------------------------------------------------------------
$   1,729,797
$==============



-----------------------------------------------------------------------------
Balance of 2006 convertible notes and Warrants issuances;

-----------------------------------------------------------------------------
                                                            Exercise
  Remaining debt      Conversion Price        Warrants         Price
-----------------------------------------------------------------------------
$    150,000             $1.56                 48,077        $1.56
-----------------------------------------------------------------------------
      48,248             $1.56                 24,124        $1.56
-----------------------------------------------------------------------------

     400,000             $ .45                282,051        $ .45
-----------------------------------------------------------------------------
$    598,248
=============

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

     There were three private placement offerings during 2005. Under the provisions of the first of these offerings, penalties will not accrue as the registration requirements of that offering have been satisfied. Under the second such offering, there is no provision for penalties. Under the third such offering, penalties began to accrue on March 18, 2006, for a period of nine months. The full amount of these penalties ($278,640) are included in accrued expenses. Such penalties will accrue at the rate of 2% per month of the amount raised in that offering, which was $1,548,000. These penalties will start to accrue on March 18, 2006 and will accrue for no more than nine months.

     On February 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited and/or qualified institutional investors pursuant to which we sold an aggregate of $3,734,040 principal amount secured convertible debentures (the "Debentures") convertible into shares of our common stock, no par value (the "Common Stock") at a conversion price equal to $0.45 (the "Conversion Price"), for an aggregate purchase price of $3,219,000. In addition, the Company issued to the investors
(i) warrants to purchase 8,297,866 shares of the Company's Common Stock (the "Warrants") at an exercise price equal to $0.54 per share, which represents 100% of the number of shares issuable upon conversion of the Debentures; (ii) callable warrants to purchase 4,148,933 shares of our Common Stock at an exercise price equal to $0.75 per share, which represents 50% of the number of shares issuable upon conversion of the Debentures; and (iii) callable warrants to purchase 4,148,933 shares of our Common Stock at an exercise price equal to $1.25 per share, which represents 50% of the number of shares issuable upon conversion of the Debentures (collectively, the "Callable Warrants"). (see "Note 16 Subsequent Events")

     Previous Convertible Issues had contained "Most Favored Nations" clauses that guaranteed the investors that subsequent issues of stock or notes would not be made on more favorable terms. If the Company subsequently issues any shares of common stock or securities convertible or exercisable into common stock at a per share purchase price which is less than the conversion or exercise prices of outstanding notes and warrants, such conversion or exercise prices would be adjusted downward in accordance with their respective terms. As a result of the issuance of the convertible notes set forth above, the following warrant and conversion prices were adjusted:

1. The exercise price for warrants associated with a May 2005 $500,000 convertible debenture offering, which were adjusted from $2.11 per share to $1.56 per share, are now set at $0.45. 2. The conversion price for an October 2005 $1,548,000 issuance of convertible debentures, which were adjusted from $2.00 per share to $1.56 per share, are now set at $0.45. 3. The exercise price for 774,000 warrants issued pursuant to the October 2005debenture offering, which were previously adjusted from $3.25 per share to $1.56 per share, are now set at $0.45.

     The affect of these changes will included in the calculation of revaluation income during the first quarter of 2007.

6. PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of preferred stock, without par value. At December 31, 2005, 275,000 of these shares had been issued. Each of these shares entitles the holder to a 5% cumulative dividend based on a $5 per share stated value. If sufficient cash is not available, or at the option of the shareholder, these dividends may be paid in common stock. This issue of preferred stock also provides the shareholder with 10 votes for each share of preferred stock. The holder of this preferred stock is a corporation wholly owned by the estate of the Company's former President and Chairman.

     Dividends of $68,750 accrued on the preferred stock during each of the years 2002 through 2006. Cash dividends of $131,771 were paid during 2004. A stock dividend of 136,041 common shares will be paid in 2007, satisfying $51,563 of the unpaid dividends. The balance of unpaid dividends at of December 31, 2006 was $47,917.

     On March 21, 2007,the Company determined, after consultation with its independent registered public accounting firm, that a restatement of its financial statements for the year ended December 31, 2005 filed on Form 10-KSB is necessary due to the issuance of the Company's preferred stock as payment of dividends in lieu of cash dividends on April 1, 2005 with respect to previously issued shares of preferred stock. The Company's original Articles of
Incorporation, as amended, including on April 30, 2000, do not allow the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock which were issued to the holder on April 1, 2005 were issued in error

     The Company's Articles of Incorporation, as amended, including on April 30, 2000, similarly do not support the calculation used by the Company in determining the number of shares of common stock used to pay preferred stock dividends. The difference being the date used in determining the stock price at the end of each preferred dividend period, as opposed to the lowest common stock price during the preferred dividend period, subject to a 70% discount, for calculating the number of common shares issued as payment of the period's preferred stock dividend. Accordingly, the number of shares were greater than the number of shares required, and were issued in error resulting in increased preferred dividend expenses and preferred stock equity. The Company has determined that the number of shares deemed the equivalent of the preferred stock dividend will be recalculated based on the Company's Articles of Incorporation, as amended, including on April 30, 2000. (see "Note 2 Restatements")

     The Company has determined that the number of shares deemed the equivalent of the preferred stock dividend will be recalculated based on the Company's Articles of Incorporation, as amended, including on April 30, 2000. Accordingly, the Company will issue 136,041 shares of common stock to the sole holder of the preferred stock as payment of $51,561 of preferred stock dividends less other adjustments resulting from the recalculation of the number of common shares required to pay preferred stock dividends, subsequently approved. During the period January 1, 2003 through June 30, 2006, 200,238 shares of common stock were issued in excess of the amount required.

7. SHARES ISSUED FOR SERVICES

     Stock options were granted to two Company employees during 2006 and 2005. In addition, there were shares awarded as compensation for other services. These issuances for 2006 are detailed below by type of service performed.

The following shares were issued for services in 2006

                                                       Number                 Price at
                                                         of                    Grant              Value at
          Services Rendered                            Shares        Date      Date              Grant Date
 ----------------------------------------------------------------------------------------------------------
    Employee awards                                    32,500         1/26      $1.64              $53,250
 ----------------------------------------------------------------------------------------------------------
    Investor relations                                 22,500         1/26       2.13               47,925
 ----------------------------------------------------------------------------------------------------------
    Professional Services                               2,500         1/26       2.20                5,500
 ----------------------------------------------------------------------------------------------------------
    Professional Services                               6,712          2/1       1.57               10,534
 ----------------------------------------------------------------------------------------------------------
    Legal Services                                     25,000         2/5        1.95               48,750
 ----------------------------------------------------------------------------------------------------------
    Professional Services                               5,000         2/9        1.73                8,650
 ----------------------------------------------------------------------------------------------------------
    Product Development services                       30,000         2/28       1.49               44,700
 ----------------------------------------------------------------------------------------------------------
    Marketing services                                 25,000         3/27       1.08               27,000
 ----------------------------------------------------------------------------------------------------------
    Software Consulting services                        1,440         3/22       1.31                1,886
 ----------------------------------------------------------------------------------------------------------
    Legal Services                                      1,304         3/22       1.51                1,969
 ----------------------------------------------------------------------------------------------------------
    Investor relations                                 85,000         4/12       1.49              126,650
 ----------------------------------------------------------------------------------------------------------
    Professional Services                               5,847         4/12       1.49                8,712
 ----------------------------------------------------------------------------------------------------------
    Employee awards                                    25,000         4/12       1.49               37,253
 ----------------------------------------------------------------------------------------------------------
    Professional Services                               5,599          5/1       1.64                9,182
 ----------------------------------------------------------------------------------------------------------
    Director awards                                   145,000          5/1       1.53              222,500
 ----------------------------------------------------------------------------------------------------------
    Investor relations                                 26,000          5/10      1.27               33,020
 ----------------------------------------------------------------------------------------------------------
    Professional Services                               6,142          5/10      1.27                7,804
 ----------------------------------------------------------------------------------------------------------
    Professional Services                              26,000          5/11      1.30               33,800
 ----------------------------------------------------------------------------------------------------------
    Investor relations                                 15,000          6/1       1.64               24,600
 ---------------------------------------------------------------------------------------------------------
    Professional Services                              22,900          6/5       1.80               41,220
 ----------------------------------------------------------------------------------------------------------
    Marketing services                                 10,000          6/22      1.85               18,500
 ----------------------------------------------------------------------------------------------------------
    Professional Services                               6,750          6/22      1.85               12,488
 ----------------------------------------------------------------------------------------------------------
    Professional Services                              25,000          6/30      1.90               47,500
 ----------------------------------------------------------------------------------------------------------
    Professional Services                              15,000          7/1       1.27               19,050
 ----------------------------------------------------------------------------------------------------------
    Professional Services                              13,560          9/9       1.31               17,764
 ----------------------------------------------------------------------------------------------------------
    Employee awards                                    12,500          9/28      1.71               21,400
 ---------------------------------------------------------------------------------------------------------
    Investor relations  s                              75,000          9/28      1.61              120,736
 ---------------------------------------------------------------------------------------------------------
    Professional Services                             100,000          10/9       .75               74,800
 ----------------------------------------------------------------------------------------------------------
    Marketing services                                 35,000          10/20      .71               24,990
 ---------------------------------------------------------------------------------------------------------
    Legal Services                                     10,000          10/20      .71                7,140
 ---------------------------------------------------------------------------------------------------------
    Professional Services                              49,000          10/20      .84               34,986
 ----------------------------------------------------------------------------------------------------------
    Employee awards                                     5,000          10/20      .84                3,570
 ---------------------------------------------------------------------------------------------------------
    Total shares issued for services                  871,257                                    1,197,826
                                                    =========                                    =========

 The following shares were issued for services in 2005

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
                                                      =======                                   =========
 ----------------------------------------------------------------------------------------------------------

8. WARRANTS

     The Company has issued warrants both as part of "stock units" and as an integral part of convertible note issues. The value of the warrants and conversion options which are classified as liabilities are revalued each reporting period. These values are determined by a Black Scholes valuation model, consistent with the requirements of SFAS No.133. The following is a schedule of changes in warrants outstanding during the years 2006 and 2005. Each of these warrants are exercisable over five year periods from dates of issuance at prices ranging from $0.45-$1.56 per share. They were recorded at fair values determined by a Black Scholes valuation model.


 -------------------------------------------------------------------------------
  Balance December 31, 2004                                        5,537,763
 -------------------------------------------------------------------------------
 Warrants issued in conjunction with issuances of
 convertible debt:
 -------------------------------------------------------------------------------
   February issue                                     2,884,615
 -------------------------------------------------------------------------------
   May issue                                            384,615
 -------------------------------------------------------------------------------
   October issue                                        774,000    4,043,230
 -------------------------------------------------------------------------------
 Awarded as partial fees to brokers:
 -------------------------------------------------------------------------------
   February issue                                       484,615
 -------------------------------------------------------------------------------
    May issue                                            38,462
 -------------------------------------------------------------------------------
    October issue                                       154,800      677,877
 -------------------------------------------------------------------------------
  Warrants exercised during 2005                                    (593,000)
 -------------------------------------------------------------------------------
  Warrants voided during 2005                                       (200,000)
 -------------------------------------------------------------------------------
  Warrants issued for services                                        37,688
 -------------------------------------------------------------------------------
  Balance December 31 2005                                         9,503,558

 -------------------------------------------------------------------------------
  Warrants issued in conjunction with issuances of 2006
  convertible debt:
 -------------------------------------------------------------------------------
  Warrants issued with $819,800 convertible debt through
  May, subsequently converted to equity                              525,513
 -------------------------------------------------------------------------------

  Warrants issued with $150,000 convertible debt, March               48,077
 -------------------------------------------------------------------------------

  Warrants issued with $48,248 convertible debt, June                 24,124
 -------------------------------------------------------------------------------

  Warrants issued with $400,000 convertible debt, July               282,051
                                                                 -----------
 -------------------------------------------------------------------------------

  Total warrants issued during 2006                                  875,765
                                                                 -----------
 -------------------------------------------------------------------------------
  Balance December 31, 2006                                       10,383,323
                                                                 ===========
 -------------------------------------------------------------------------------

9. OPERATING AND ADMINISTRATIVE EXPENSES

     Details of operating and administrative expenses are presented below:

-------------------------------- ---------------------- ------------------------
                                 Twelve Months ended      Twelve Months ended
                                   December 31, 2006       December 31, 2005
-------------------------------- ---------------------- ------------------------
 Salaries and payroll taxes           $1,123,791              $  626,450
-------------------------------- ---------------------- ------------------------
 Options expense                         93,000                1,082,250
-------------------------------- ---------------------- ------------------------
 Marketing expense                      228,501                  272,879
-------------------------------- ---------------------- ------------------------
 Development costs                      519,134                  544,933
-------------------------------- ---------------------- ------------------------
 Professional fees                      665,945                  580,961
-------------------------------- ---------------------- ------------------------
 Consulting - administrative            411,433                  610,550
-------------------------------- ---------------------- ------------------------
 Settlement expense                     151,495                  281,281
-------------------------------- ---------------------- ------------------------
 Liquidated damages                     359,823                        0
-------------------------------- ---------------------- ------------------------
 Depreciation & Amortizations            69,019                   59,500
-------------------------------- ---------------------- ------------------------
 Rent                                   160,571                   87,627
-------------------------------- ---------------------- ------------------------
 Insurance                              145,379                  179,739
-------------------------------- ---------------------- ------------------------
 Director awards                        222,500                        0
-------------------------------- ---------------------- ------------------------
 Office expense                          59,617                  224,235
-------------------------------- ---------------------- ------------------------
 Other expenses                         230,342                  507,191
                                      ---------               ----------
-------------------------------- ---------------------- ------------------------
 Totals                              $4,452,179               $5,057,596
                                      =========               ==========
-------------------------------- ---------------------- ------------------------

10.  INCOME TAXES

     `The Company has experienced losses each year since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. At December 31, 2006 the Company had NOL carryforwards of $25,191,409 available for Federal taxes and $17,091,769 for New Jersey taxes. The potential tax benefit of the state NOL's has been recognized on the books of the Company; the potential benefit of the Federal NOL's has been offset by a valuation allowance. If not used, these Federal carryforwards will expire as follows:

                    ------------- -----------------
                    2011          $     206,952
                    ------------- -----------------
                    2012                129,092
                    ------------- -----------------
                    2018                486,799
                    ------------- -----------------
                    2019                682,589
                    ------------- -----------------
                    2020                501,169
                    ------------- -----------------
                    2021                775,403
                    ------------- -----------------
                    2022                590,764
                    ------------- -----------------
                    2023              2,233,386
                    ------------- -----------------
                    2024              2,493,486
                    ------------- -----------------
                    2025             10,309,634
                    ------------- -----------------
                    2026              6,782,135
                    ------------- -----------------

     During the year 2006, the Company realized $445,216 from the sale, as permitted by New Jersey law, of its rights to use the New Jersey NOL's and research and development credits that had accrued during 2005. These potential New Jersey offsets for periods prior to 2005 are, thus, no longer available to the Company.

     Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

---------------------------------- ---------- ------------------- --------------
                                   Current         Non-current        Total
---------------------------------- ---------- ------------------- --------------
Deferred Tax Assets                $3,018,282      $6,159,236       $9,177,518
---------------------------------- ---------- ------------------- --------------
Valuation Allowance                 2,098,393       6,159,236        8,257,629
                                    ---------       ---------        ---------
---------------------------------- ---------- ------------------- --------------
    Balance Recognized             $  919,889     $         -       $  919,889
                                    =========      ==========       ==========
---------------------------------- ---------- ------------------- --------------

     The entire balance of the valuation allowance relates to Federal taxes. Since state tax benefits for years prior to 2005 have been realized, no reserve is deemed necessary for the benefit of state tax losses of 2006. The valuation reserve increased by $2,413,868 during the year.

11. RENTALS UNDER OPERATING LEASES

     At present, the Company is not obligated under any operating lease.

     Rent expense amount to $160,571 in 2006 and $87,627 in 2005.

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

     Cash paid for interest and income taxes is presented below:

                                        2006        2005
                                        ----        ----

                  Interest             $1,971      $9,741
                  Income taxes            500         500

     There were no non-cash investing activities during either 2006 or 2005. The following non-cash financing activities occurred:

a) Shares of common stock were issued for services during 2006 and 2005; these totaled 687,665 and 330,895 shares, respectively.

b) During 2006, the following amounts were converted from debt to equity:

     o $819,800 of convertible debt was converted into 525,513 shares of common stock.

     o $253,203 of the May 2005 convertible debt issue was converted into 180,925 shares of stock.

     o $65,000 of the October, 2005 convertible debt issue was converted into 41,666 shares of common stock.

c) During 2005, $5,000,000 of convertible debt was converted into 3,846,154 shares of common stock.

d) During 2006, the holder of the preferred stock issue elected to receive common stock in lieu of $112,500 of cash dividends. A total of 218,742 shares of common stock will be issued to satisfy this dividend.

During 2005, the holder of the preferred stock issue also elected to receive common stock in lieu of a $51,563 cash dividend. A total of 136,041 shares will be issued to satisfy this dividend.

e) During 2006, $66,464 of interest that had accrued on the May, 2005 convertible debt issue and the $819,800 2006 convertible issue were settled by the issuance of 54,373 shares of common stock.

f) During 2006, the Company issued $198,248 of 4% debentures as part of a Modification Agreement with investors, whereby the investors yielded their rights to liquidated damages on the November, 2004 stock issue.

g) During 2005, the Company issued 1,749,827 shares in settlement of stock sales that took place during 2004.

h) During 2005, the Company issued 28,453 shares in settlement of interest due to investors.

i) During 2005, the Company issued 187,939 shares in settlement of third party debt of a German company that the Company planned to acquire - see Note on FiLCO acquisition.

13. PROPOSED ACQUISITION OF FILCO

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

     On January 20, 2006, Filco filed for insolvency in Germany and a receiver was appointed. As a result, on February 7, 2006 the Company terminated the tentative agreement to acquired Filco stock and began negotiations with the receiver to acquire some or all of the Filco assets. The $6,275,881 of advances to Filco that were outstanding at December 31, 2005, were secured by liens filed against the machinery and equipment owned by Filco which in 2003 was appraised at $5,400,000, and by liens filed against its intellectual property, which had not been appraised. Due to the uncertainty of the Company's position under German bankruptcy law, $4,275,881 of the Filco advances were written off in 2005, and the remaining $2,000,000 was written off in 2006. In addition, $413,000 of Company inventory stored at the Filco plant was abandoned and written off during 2006. During 2006, an auction of Filco assets was conducted by the receiver who did not acknowledge the Airtrax liens against property and equipment.

14. RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has recently issued "FASB Staff Position EITF 00-19-2 which modifies the accounting treatment of derivatives that flow from financings involving embedded derivatives. This Staff Position is effective for financial statements for periods beginning January 1, 2007. Management believes that this will cause some change in the way the Company accounts for derivatives. Management is evaluating this position and has not made a determination as to the effective it will have on its financial statements.

15. GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit as of December 31, 2006 and has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company's present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to raise capital in the public and private markets.

16. COMMITMENTS AND CONTINGENCIES

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

17. SUBSEQUENT EVENTS

     On February 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited and/or qualified institutional investors pursuant to which we sold an aggregate of $3,734,040 principal amount secured convertible debentures (the "Debentures") convertible into shares of our common stock, no par value (the "Common Stock") at a conversion price equal to $0.45 (the "Conversion Price"), for an aggregate purchase price of $3,219,000. In addition, the Company issued to the investors
(i) warrants to purchase 8,297,866 shares of the Company's Common Stock (the "Warrants") at an exercise price equal to $0.54 per share, which represents 100% of the number of shares issuable upon conversion of the Debentures; (ii) callable warrants to purchase 4,148,933 shares of our Common Stock at an exercise price equal to $0.75 per share, which represents 50% of the number of shares issuable upon conversion of the Debentures; and (iii) callable warrants to purchase 4,148,933 shares of our Common Stock at an exercise price equal to $1.25 per share, which represents 50% of the number of shares issuable upon conversion of the Debentures (collectively, the "Callable Warrants").

     The Debentures mature on February 20, 2009. The Company may in our discretion redeem the Debentures, subject to certain equity conditions being met by us as set forth in the Debentures, at a price equal to 150% of the principal balance, accrued interest, and all liquidated damages, if any, thereon that are requested to be redeemed. The Company's obligations under the Purchase Agreement, the Debentures and the additional definitive agreements with respect to this transaction are secured by all of our assets. The Conversion Price of the Debentures is subject to adjustments for any failure by the Company to cause the Securities and Exchange Commission (the "SEC") to declare the initial registration statement covering the shares underlying the Debentures, the Warrants and the Callable Warrants effective.

     The Conversion Price of the Debentures and the respective exercise prices of the Warrants and the Callable Warrants are subject to adjustment in certain events, including, without limitation, upon the Company's consolidation, merger or sale of all of substantially all of the Company's assets, a reclassification of our Common Stock, or any stock splits, combinations or dividends with respect to the Company's Common Stock.

     In addition, after such time as the SEC declares the registration statement effective, if (i) the volume weighted average price for each of the 10 consecutive trading days (the "Measurement Period") exceeds $1.50 per share with respect to the $0.75 Callable Warrants and $2.50 with respect to the $1.25 Callable Warrants, (ii) the daily volume for each trading day in such Measurement Period exceeds 250,000 shares of Common Stock per trading day, and
(iii) the holder is not in possession of any information that constitutes, or might constitute, material non-public information, then we may, within one trading day of the end of such Measurement Period, call for cancellation of all or any portion of the Callable Warrants which have not yet been exercised at a price equal to $.001 per share.

     Under the Registration Rights Agreement we entered into with the investors on February 20, 2007, we are obligated to file a registration statement on Form SB-2 to effect the registration of 130% the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants, the Callable Warrants and the selling agent warrants (as described below) on the earlier of (i) 15 calendar days from the filing of our annual report on Form 10-KSB for the fiscal year ended December 31, 2006, or (ii) April 15, 2007 (the "Filing Date"). We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 90 days after the Filing Date. If we do not file the registration statement by the Filing Date, or if the registration statement is not declared effective by the SEC within the deadline specified in the preceding sentence, we shall pay to the investors, as liquidated damages, an amount equal to 1.25% of the principal amount of the Debentures on a pro rata basis for each 30-day period of such registration default.

     On March 22, 2007, the Company made a $100,000 principal payment and paid interest of $30,213. The Note was reduced to $300,000 and interest on the Note was reduced to 10%. Additionally, the Company issued 184,000 shares of common stock as settlement of the default period and paid a fee of $12,000 to Source Capital Group, Inc., a registered representative of the Note-holder. The Company also agreed to make monthly interest payments. The conversion price was reset per the terms of the original Note.

     On August 25, 2006, the Company's CEO, President and Chairman ("President") died. The President's employment contact expired on June 30, 2006 and was not renewed. The employment agreement did not provide for the exercise of the options upon death. The options granted in 2004 to the president were 550,000 options, valued at $187,500 and in 2005 he President was granted 750,000 options, valued at $975,000. On April 11, 2007, the Board of Directors extended the option for an 18 month period commencing on the date Mr. Amico's contract expired.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 8A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

     Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

     We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

     There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B - Other Information

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Name                                   Age    Position
Robert M. Watson                       59     Chief Executive Officer,
                                              Acting Chief Financial Officer
                                              and Director
D. Barney Harris                       46     Director
James Hudson                           64     Director
William Hungerville                    71     Director
Fil Filipov                            60     Director
Andrew Guzzetti                        59     Chairman of the Board of Directors
Peter Amico, Jr.                       42     Director
Robert Borski, Jr.                     58     Director
Nicholas Fenelli                       52     Chief Operations Officer

     Directors serve until the next annual meeting and until their successors are elected and qualified. The Directors of our company are elected by the vote of a majority in interest of the holders of the voting stock of our company and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

     A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

     Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

     The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

     Robert Watson - Mr. Watson has been our Chief Executive Officer and a Director since November 1, 2006. From 2001 until October 2006, Mr. Watson was President and CEO of Hartz & Company, a manufacturer of tailored clothing, with two production facilities in the United States with sales and marketing offices in New York City. From 1996 to 2001, Mr. Watson served as the Vice President, CFO and COO of America's Best Contacts and Eyeglasses, a retail chain with 118 locations, a full service laboratory and distribution center. His experience in the public arena was with Continental Can Company, from 1967 through 1986, where he served as Controller for the food packaging company with 29 manufacturing facilities and sales in excess of $1 billion. Mr. Watson received a BS in accounting from Fairleigh Dickinson University and an EMBA from the University of New Haven.

     D. Barney Harris - Mr. Harris has been a Director since December 1998 and a Vice President since July 1999. From 1997 to July 1999, Mr. Harris was employed by UTD, Inc. Manassas, Virginia. Prior to 1997, Mr. Harris was employed by EG&G WASC, Inc., Gaithersburg, Maryland, as a Senior Engineer and Manager of the Ocean Systems Department where he was responsible for the activities of 45 scientists, engineers and technicians. During this period while performing contract services for the US Navy, he was principally responsible for the design of the omni-directional wheel presently used by the Company. Mr. Harris received his B.S.M.E. from the United States Merchants Marine Academy in 1982.

     James Hudson - Mr. Hudson has been a Director since May 1998. From 1980 to present, he has been President of Grammer, Dempsey & Hudson, Inc., a steel distributor located in Newark, New Jersey.

     William Hungerville - Mr. Hungerville has been a Director since February 2002. Since 1998, Mr. Hungerville has been retired from full time employment. From 1974 to 1998, he was the sole owner of a pension administrative service firm. Mr. Hungerville is a graduate of Boston College, and attended an MBA program at Harvard University for 2 years.

     Fil Filipov - Mr. Filipov has been a Director since December 2004. Mr. Filipov has served as the Chairman of Supervisory Board of Tatra, a Czech Company, which is producing off highway trucks. . Mr. Filipov was President & CEO of Terex Cranes, a $1 billion dollar business segment of Terex Corporation. He was responsible for strategic acquisitions and served as President and CEO from March 1995 through December 2003. From 1994 through 1996, Mr. Filipov was the Managing Director of Clark Material Handling Company in Germany (Filco
GmbH).

     Andrew Guzzetti - Mr. Guzzetti has been a director since April 1, 2006 and Chairman since August 31, 2006. From September 2004 to the present, Andrew G. Guzzetti has served as Managing Director of the Private Client Group of McGinn Smith and Co., Inc., an investment banking and retail brokerage firm, where he is responsible for building the wealth management private client group through recruitment and training. From February 2004 through September 2004, Mr. Guzzetti served as Managing Director of the Private Client Division of The Keystone Equities Group in which he was responsible for building the retail brokerage arm of this company. From February 2002 through February 2004, Mr. Guzzetti was a private investor consultant in which he assisted start-up public and private companies in raising funds. From November 1995 through February 2002, Mr. Guzzetti served as Senior Vice President and Branch Manager of Salomon Smith Barney where he was responsible for increasing the financial consultant population through recruitment and training. Mr. Guzzetti received his BA in Economics from Utica College in 1969.

     Peter Amico, Jr. - From 1988 to the present, Mr. Amico has served as a police officer in the State of New Jersey where he has managed and trained personnel and directed police operations. Mr. Amico served as a Police Investigator from 1994 to 1995 and was promoted to Supervisor in 1996. From 1983 to 1987, he served in the United States Marine Corps. where his service included police duties and training coordination. In addition, Mr. Amico received an Associates Degree in Law Enforcement from Gloucester County College in 2003.

     Robert Borski, Jr. - From 1982 to 2003, Mr. Borski represented the Third Congressional District of Pennsylvania for ten terms in the United States House of Representatives, where he was a senior member of the House Transportation and Infrastructure Committee and a vocal advocate for an improved national transportation system. He was awarded the American Public Transportation Association's National Distinguished Service Award in 2002 and the Silver Order of the de Fleury Medal from the Army Engineering Association. In 2003, Mr. Borski formed Borski Associates, a government relations firm specializing in transportation and economic development issues. He is a driving force behind efforts to revitalize the North Delaware riverfront, an area of abandoned industrial sites, into a center of residential and commercial activity. Currently, Mr. Borski serves on the Board of Directors of the Northeast-Midwest Institute, an organization promoting economic vitality for Northeastern and Midwestern states, and on the Board of Directors of Pennoni Associates, a civil engineering firm. Mr. Borski received a Bachelor of Arts degree from the University of Baltimore in 1971.

     Nicholas Fenelli - Nicholas E. Fenelli has been with our company since 2001 serving first as Project Engineer, and as Vice President of Concept Development. From 1996 to 1998, Mr. Fenelli served as Project Engineer NACCO Materials Handling Group, Inc, where his work included the ergonomic improvement project for the Hyster/Yale order picker trucks, and work on the development of the three wheeled sit down rider truck. From 1990 to 1995, Mr. Fenelli was Plant Manager for Cammerzell Machinery Company, a manufacturer of powder compaction and robotic conveying equipment for the Ceramic, Refractory, and Pharmaceutical industries. Between 1988 and 2002, Mr. Fenelli served as Treasurer and as a member of the Board of Directors of the Engineers Club of Trenton. He received a BS in Mechanical Engineering from Lehigh University in 1978.

COMMITTEES OF THE BOARD

     We currently have no audit committee, compensation committee, nominations and governance committee of our board of directors.

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

     No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

FAMILY RELATIONSHIPS

     There are no family relationships among our executive officers and directors.

LEGAL PROCEEDINGS

     As of the date of this prospectus, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

CODE OF ETHICS

     We have not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2006, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, we believe that during the year ended December 31, 2006, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 10.      Executive Compensation

     The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us to our Chief Executive Officer and our four most highly compensated officers other than the Chief Executive Officer as of December 31, 2006 and December 31, 2005.

                                                                             Change in
                                                                           Pension Value
                                                                               and
                                                                Non-Equity  on-Qualified
                                                                Incentive    Deferred
Name &                                    Stock     Option         Plan     Compensation    All Other
Principal             Salary     Bonus    Awards    Awards     Compensation  Earnings     Compensation     Total
Position     Year      ($)        ($)      ($)        ($)          ($)           ($)            ($)           ($)
------------------------------------------------------------------------------------------------------------------------
Peter
Amico,
CEO,
President      2006    $168,269        $0    0         0              0           0             0          $168,269
& Director     2005    $303,751        $0    0     $975,000           0           0             0          $303,751

Nicholas
Fenelli,
Vice
President      2006     $96,798        $0    0      $24,000           0           0             0           $96,798
& COO          2005     $78,202        $0    0      $53,500           0           0             0           $78,202

Robert M.
Watson.
CEO,
President      2006     $11,538   $50,000           $45,000           0           0             0           $61,538
& Director     2005          $0         0                 0           0           0             0                 0






Outstanding Equity Awards at Fiscal Year-End Table.

     The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December
31, 2006.

                           Option Awards                                             Stock Awards
                           -------------                                             ------------
Name      Number       Number        Equity     Option   Option      Number  Market    Equity             Equity
          of           of            Incentive  Exercise Expiration  of      Value of  Incentive          Incentive
          Securities   Securities    Plan       Price    Date        Shares  Shares or Plan Awards:       Plan
          Underlying   Underlying    Awards:    ($)                  or      Units of  Number             Awards:
          Unexercised  Unexercised   Number                          Units   Stock     of                 Market or
          Options      Options       of                              of      That Have Unearned           Payout
          (#)          (#)           Securities                      Stock   Not       Shares,            Value
          Exercisable  Unexercisable Underlying                      That    Vested    Units or           of
                                     Unexercised                     Have    ($)       Other Rights       Unearned
                                     Unearned                        Not               That Have          Shares,
                                     Options                         Vested            Not                Units or
                                     (#)                             (#)               Vested             Other
                                                                                                          (#) Rights
                                                                                                          That Have
                                                                                                          Not
                                                                                                          Vested
                                                                                                          ($)
--------------------------------------------------------------------------------------------------------------------
Robert
M. Watson  300,000      0             400,000     $0.46  Nov. 30, 2008    0       0         0                  0



Director Compensation

     The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made at December 31, 2006.

     Name     Fees         Stock      Option    Non-Equity Incentive      Change in         All Other       Total
     (a)      Earned or    Awards   Awards     Plan Compensation ($)    Pension Value     Compensation       ($)
              Paid in       ($)        ($)              (e)           and Nonqualified         ($)           (h)
                 Cash       (c)        (d)                                Deferred             (g)
                 ($)                                                    Compensation
                 (b)                                                      Earnings
                                                                             (f)
--------------------------------------------------------------------------------------------------------------------
   Andrew          -        20,000    $32,800             0                   0                0         $32,800
   Guzzetti        -
--------------------------------------------------------------------------------------------------------------------

   Robert M.       -             0          -             0                   0                0               -
   Watson
--------------------------------------------------------------------------------------------------------------------
James Hudson       -        35,000    $52,300             0                   0                0         $52,300
    (1)
--------------------------------------------------------------------------------------------------------------------
   William         -        35,000    $52,300             0                   0                0         $52,300
 Hungerville
    (1)-
--------------------------------------------------------------------------------------------------------------------
 D. Barney         -        35,000    $52,300             0                   0                0         $52,300
 Harris (1)
--------------------------------------------------------------------------------------------------------------------
Fil Filipov        -             0          -             0                   0                0               -
--------------------------------------------------------------------------------------------------------------------
   Robert
   Borski-         -        20,000    $32,800             0                   0                0         $32,800
--------------------------------------------------------------------------------------------------------------------

 Peter Amico,
     Jr,           -             0          -             0                   0                0               -
--------------------------------------------------------------------------------------------------------------------

(1.) Includes 15,000 shares issued for director fees earned in 2005.

EMPLOYMENT AGREEMENTS

     On December 26, 2006, we entered into an Employment Agreement dated as of December 1, 2006 with Robert M. Watson, our President and Chief Executive Officer.

     Pursuant to the Employment Agreement, we will employ Mr. Watson for a period of 2 years commencing December 1, 2006 unless terminated upon 30 days prior written notice by either party pursuant to the terms set forth therein. From December 1, 2006 through November 30, 2007, Mr. Watson will be paid an annual base salary of $150,000 ("Base Salary"). In addition, Mr. Watson was paid a start-up bonus in the amount of $50,000 for services rendered by him to our company prior to the execution of the Employment Agreement and Mr. Watson will be issued options to purchase 300,000 shares of our common stock at a price equal to $0.46 per share. From December 1, 2007 through November 30, 2008, Mr. Watson's Base Salary will increase to $200,000 per year. On December 1, 2007 and June 1, 2008, Mr. Watson shall be issued options to purchase 200,000 and 200,000 shares of our common stock, respectively, each at a price equal to $0.46 per share. Further, Mr. Watson will be eligible to earn an annual cash bonus at the discretion of our Board of Directors based on meeting performance objectives and bonus criteria.

     During the term of his employment and for a period thereafter, Mr. Watson will be subject to confidentiality and non-competition provisions, subject to standard exceptions.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information regarding beneficial ownership of our common stock as of April 12, 2007.

     o by each person who is known by us to beneficially own more than 5% of our common stock;

     o    by each of our officers and directors; and

     o    by all of our officers and directors as a group.

  NAME AND ADDRESS                TITLE OF     NUMBER OF SHARES   PERCENTAGE OF
    OF OWNER                      CLASS          OWNED (1)          CLASS (2)

 Robert M. Watson                Common Stock      320,000 (4)        1.30%
 200 Freeway Drive, Unit 1
 Blackwood, NJ 08012

 D. Barney Harris                Common Stock      221,562               *
 200 Freeway Drive, Unit 1
 Blackwood, NJ 08012

 James Hudson                    Common Stock      140,800 (3)           *
 200 Freeway Drive, Unit 1
 Blackwood, NJ 08012

 William Hungerville             Common Stock      221,000               *
 200 Freeway Drive, Unit 1
 Blackwood, NJ 08012

 Fil Filipov                     Common Stock       60,000               *
 200 Freeway Drive, Unit 1
 Blackwood, NJ 08012

 Andrew Guzzetti                 Common Stock      190,000               *
 200 Freeway Drive, Unit 1
 Blackwood, NJ 08012

 Peter Amico, Jr.                Common Stock       52,500               *
 200 Freeway Drive, Unit 1
 Blackwood, NJ 08012

 Robert Borski, Jr.              Common Stock       78,504              *
 200 Freeway Drive, Unit 1
 Blackwood, NJ 08012

 Nicholas Fenelli                Common Stock      138,500              *
 200 Freeway Drive, Unit 1
 Blackwood, NJ 08012

 All Officers and Directors      Common Stock    1,442,866            5.9%
 As a Group (9 persons)


* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 12, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 24,376,887 shares issued and outstanding on April 12, 2007.

(3) Includes 44,500 shares owned by a corporation owned by Mr. Hudson.

(4) Includes 300,000 options for common stock issued in connection with Mr. Watson's employment contract dated December 1, 2006.

Item  12.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence


     Arcon Corp., a corporation wholly owned by the estate of our former chairman and president Peter Amico, owns 275,000 shares of our preferred stock. Each share of Preferred Stock is entitled to 10 votes per share on all matters on which shareholders are entitled to vote. The holders of our common stock and preferred stock vote as one single class. Mr. Amico and Arcon Corp. together have 1,870,623 shares of common stock, representing 1,870,623 votes, plus 275,000 shares of preferred stock with 10 votes per share, or a total of 2,750,000 voting shares. The aforementioned equals a total of 4,620,623 voting shares of capital stock by Mr. Amico and Arcon. The preferred stock has a stated value per share of $5.00 and an annual dividend per share equal to 5% of the stated value. The annual cash dividend as of December 31, 2004 was $68,750. Dividends are cumulative and the holder has a right during any quarter to waive any cash dividend and receive the dividend in the form of common stock at a price per share equal to 30% of the trading price of the common stock on the last day of the dividend period. The preferred stock is not convertible into common stock, however, has a preference over common stockholders upon liquidation equal to the stated value per share.

     The consideration paid by Mr. Amico and Arcon for the initial issuance of 275,000 shares of our preferred stock is as follows: Air Tracks, Inc. was incorporated in May 1995. Peter Amico, our President and the largest shareholder of Air Tracks, Inc., capitalized Air Tracks, Inc. with $20,000. In exchange, Mr. Amico was issued 3.5 million shares of common stock of Air Tracks, Inc. We were formed in April 1997 by Louis Perosi and Albert Walla. In April 1997, it was agreed to merge our company with Air Tracks, Inc. Pursuant to the merger, Mr. Amico exchanged 3.5 million shares of Air Tracks, Inc. stock for 1 million shares of our common stock, plus 275,000 shares of preferred stock. It was determined by the parties that the voting shares that would be held by Mr. Amico/Arcon would be essentially the same. Since the preferred shares are not convertible and thus held no exit method it was determined to provide a dividend. The $5.00 per share was the price used to satisfy the issue.

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

     The financial statements at December 31, 2004 reflect 275,000 shares of preferred stock outstanding and disclosed that an additional 100,000 shares of preferred stock were deemed the equivalent of 221,892 shares of common stock that would have been required to settle an equivalent amount of preferred dividends. We have determined that the number of shares deemed the equivalent of the preferred stock dividend and has been recalculated based on our Articles of Incorporation, as amended, including on April 30, 2000. Accordingly, we will issue 136,041 shares of common stock to the sole holder of the preferred stock as payment of $51,561 of preferred stock dividends less other adjustments resulting from the recalculation of the number of common shares required to pay preferred stock dividends, subsequently approved. During the period January 1, 2003 through June 30, 2006, 200,238 shares of common stock were issued in excess of the amount required.

Item 13.      Exhibits.

Exhibit No.    Description

3.1

               Certificate of Incorporation of Airtrax, Inc. dated April 11, 1997, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1999 and incorporated herein by reference.

3.2 Certificate of Correction of the Certificate of Incorporation dated April 30, 2000, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1999 and incorporated herein by reference.

3.3 Certificate of Amendment of Certificate of Incorporation dated March 19, 2001, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1999 and incorporated herein by reference.

3.4 Amended and Restated By-Laws , filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1999 and incorporated herein by reference.

4.1 Form of Common Stock Purchase Warrant issued to investors pursuant to the May 2004 private placement. To be filed at a later date


4.2 Form of Common Stock Purchase Warrant dated as of November 22, 2004 and November 23, 2004, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2004 and incorporated herein by reference.

4.3 Form of Series A Convertible Note dated as of February 11, 2005, filed as an exhibit to the Current Report on Form 8-K filed on February 11, 2005 and incorporated herein by reference.

4.4 Form of Class A Common Stock Purchase Warrant dated as of February 11, 2005, filed as an exhibit to the Current Report on Form 8-K filed on February 11, 2005 and incorporated herein by reference.

4.5 Form of Class B Common Stock Purchase Warrant dated as of February 11, 2005, filed as an exhibit to the Current Report on Form 8-K filed on February 11, 2005 and incorporated herein by reference.

4.6 Form of Broker's Common Stock Purchase Warrant dated as of February 11, 2005, filed as an exhibit to the Current Report on Form 8-K filed on February 11, 2005 and incorporated herein by reference.

10.1 Employment agreement dated July 12, 1999, by and between Airtrax, Inc. and D. Barney Harris, filed as an exhibit to the Current Report on Form 8-K/A filed with the Securities and Exchange
               Commission on January 13, 2000 and incorporated herein by reference.

10.2 Consulting Agreement by and between MAS Financial Corp. and Airtrax, Inc. dated October 26, 1999, filed as exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1999 and incorporated herein by reference.

10.3 Product Development, Sales and Manufacturing Representation Agreement dated March 13, 2004 by and between Airtrax, Inc., and MEC Aerial Platform Sales Corporation, filed as an exhibit to the Current Report on Form 8-K filed on March 15, 2004 and incorporated herein by reference.

10.4 Joinder to the Purchase Agreement, dated November 23, 2004, by and among Airtrax, Inc., Excalibur Limited Partnership, Stonestreet Limited Partnership and Linda Hechter, filed as an exhibit to the Current Report on Form 8-K filed on November 30, 2004 and incorporated herein by reference.

10.5 Registration Rights Agreement, dated November 22, 2004, by and among Airtrax, Inc., Excalibur Limited Partnership, Stonestreet Limited Partnership, Whalehaven Capital Fund and First Montauk Securities Corp, filed as an exhibit to the Current Report on Form 8-K filed on November 30, 2004 and incorporated herein by reference.

10.6          Joinder to the Registration Rights Agreement,  dated November 23,
               2004, by and among Airtrax, Inc., Excalibur Limited Partnership, Stonestreet Limited Partnership, Linda Hechter and First Montauk Securities Corp., filed as an exhibit to the Current Report on Form 8-K filed on November 30, 2004 and incorporated herein by reference.

10.8 Subscription Agreement dated February 11, 2005 by and among Airtrax, Inc. and the investors named in the signature pages thereto, filed as an exhibit to the Current Report on Form 8-K filed on February 11, 2005 and incorporated herein by reference.

10.9 Series B Unsecured Convertible Debenture and Warrants Purchase Agreement, dated May 31, 2005, by and between Airtrax, Inc. and the investor named on the signature page thereto, filed as an exhibit to the Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by reference.

10.10 Registration Rights Agreement dated May 31, 2005, by and between Airtrax, Inc. and the investor named on the signature page thereto, filed as an exhibit to the Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by reference.

10.11 Series B Unsecured Convertible Debenture of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by reference.

10.12 Form of Stock Purchase Warrant of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by reference.

10.13          Letter  Agreement  dated May 31, 2005 by and among Airtrax,  Inc.
               and the investors named on the signature page thereto, filed as an exhibit to the Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by reference.

10.14 Series C Unsecured Convertible Debenture and Warrants Purchase Agreement, dated October 18, 2005 by and between Airtrax, Inc. and the investor named on the signature page thereto, filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference.

10.15 Registration Rights Agreement dated October 18, 2005, by and between Airtrax, Inc. and the investor named on the signature page thereto, filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference.

10.16 Series C Unsecured Convertible Debenture of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference.

10.17 Form of Stock Purchase Warrant of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference.

10.18 Amended and Restated Stock Acquisition Agreement effective as of as of February 19, 2004 by and between Airtrax, Inc. and Fil Filipov, filed as an exhibit to the Registration Statement on Form SB-2 filed on January 11, 2006 and incorporated herein by reference.

10.19 Promissory Note of Filco GmbH dated as of January 15, 2005 issued to Airtrax, Inc., filed as an exhibit to the Registration Statement on Form SB-2 filed on January 11, 2006 and incorporated herein by reference.

10.20 Promissory Note of Filco GmbH dated as of June 5, 2005 issued to Airtrax, Inc., filed as an exhibit to the Registration Statement on Form SB-2 filed on January 11, 2006 and incorporated herein by reference.

10.21 Assignment and Purchase Agreement dated as of August 25, 2005 by and between Werner Faenger and Airtrax, Inc., filed as an exhibit to the Registration Statement on Form SB-2 filed on January 11, 2006 and incorporated herein by reference.

10.22 Promissory Note of Filco GmbH with Guarantees dated as of November 25, 2005 issued to Airtrax, Inc., filed as an exhibit to the Registration Statement on Form SB-2 filed on January 11, 2006 and incorporated herein by reference.

10.23 Form of Subscription Agreement of Airtrax, Inc. dated as of February 13, 2006, filed as an exhibit to the Current Report on Form 8-K filed on February 27, 2006 and incorporated herein by reference.

10.24 Series D Unsecured Convertible Debenture of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on February 27, 2006 and incorporated herein by reference.

10.25 Form of Stock Purchase Warrant of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on February 27, 2006 and incorporated herein by reference.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

Item 14. Principal Accountant Fees and Services.


AUDIT FEES

     The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $76,803 and $23,000, respectively, for the years ended December 31, 2006 and December 31, 2005.

AUDIT-RELATED FEES

     We incurred fees of $47,947 and $15,000, respectively, for the years ended December 31, 2006 and December 31, 2005 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees." In addition, we incurred accounting (audit) fees of $75,000 for accounting fees to audit Filco GmbH.

TAX FEES

     The aggregate fees billed by our auditors for tax compliance matters were $1,045 and $750 respectively, for the fiscal years ended December 31, 2006 and December 31, 2005.

ALL OTHER FEES

     We did not incur any fees for other professional services rendered by our independent auditors during the years ended December 31, 2006 and December 31, 2005.

     The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AIRTRAX, INC.

Date:  April 16, 2007                By: /s/ ROBERT M. WATSON
                                        ---------------------
                                     Robert M. Watson
                                     Chief Executive Officer
                                     (Principal Executive Officer) and
                                     Acting Chief Financial Officer (
                                     Principal Financial and
                                     Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

------------------------- -------------------------------------- ---------------
Name                      Position                               Date
------------------------- -------------------------------------- ---------------

------------------------- -------------------------------------- ---------------
/s/ ROBERT M. WATSON      Chief Executive Officer                April 16, 2007
--------------------      (Principal Executive Officer), Acting
Robert M. Watson          Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer) and Director
------------------------- -------------------------------------- ---------------

------------------------- -------------------------------------- ---------------
/s/ ANDREW GUZZETTI       Chairman of the Board and Director     April 16, 2007
-------------------
Andrew Guzzetti
------------------------- -------------------------------------- ---------------

------------------------- -------------------------------------- ---------------
/s/ D. BARNEY HARRIS      Director                               April 16, 2007
--------------------
D. Barney Harris
------------------------- -------------------------------------- ---------------

------------------------- -------------------------------------- ---------------
/s/ JAMES HUDSON          Director                               April 16, 2007
----------------
James Hudson
------------------------- -------------------------------------- ---------------

------------------------- -------------------------------------- ---------------
/s/ WILLIAM HUNGERVILLE   Director                               April 16, 2007
-----------------------
William Hungerville
------------------------- -------------------------------------- ---------------

------------------------- -------------------------------------- ---------------
                          Director                               April 16, 2007
---------------
Fil Filipov
------------------------- -------------------------------------- ---------------

------------------------- -------------------------------------- ---------------
                          Director                               April 16, 2007
--------------------
Peter Amico, Jr.
------------------------- -------------------------------------- ---------------

------------------------- -------------------------------------- ---------------
/s/ ROBERT BORSKI, JR.    Director                               April 16, 2007
----------------------
Robert Borski, Jr.
------------------------- -------------------------------------- ---------------