Form 10KSB/A
period 2005-12-31
AIRTRAX INC
filed 2007-04-25
CIK 1081372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __ TO __

001-16237
Commission File Number

AIRTRAX, INC.
(Name of small business issuer in its charter)

New Jersey	22-3506376
State or other jurisdiction of incorporation	IRS Employer Identification No.

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

Explanatory Note

We have determined, after consultation with our independent registered public accounting firm, that a restatement of our financial statements for the year ended December 31, 2005 filed on Form 10-KSB, together with our quarterly reports on Form 10-QSB for the periods ending June 30 and September 30, 2005 and March 31, June 30, and September 30, 2006, respectively, was necessary due to the issuance of our preferred stock as payment of dividends in lieu of cash dividends on April 1, 2005 with respect to previously issued shares of preferred stock. Our Articles of Incorporation, as amended, do not allow the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock, which were issued to the holder on April 1, 2005, were issued in error. We determined that we should take this action to prevent future reliance on previously issued financial statements set forth in our Reports.

We also concluded, in light of a review of our accounting for derivatives and based on recent interpretations of the accounting for certain financial instruments under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and the Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”) [update for 00-19-2 update issued], that the warrants associated with our November 22, 2004 stock issued to certain accredited and/or qualified institutional purchasers pursuant to Purchase Agreement dated as of November 22, 2004 contained embedded derivatives due to the registration rights and liquidated damages provisions and conversion privileges contained in the Notes and Warrants. The embedded derivative provisions provide that we will pay liquidated damages in connection with the delay in filing an SB-2 registration statement. Accordingly, we determined that we should take this action to prevent future reliance on previously issued financial statements set forth in our Quarterly Reports on Form 10-QSB for the three months ended March 31, 2005 and the three and six months ended June 30, 2005. In reporting periods subsequent to the issuance of June 30, 2005, the embedded derivative has been revalued with the change to fair value recorded as income/(expense). Such financial statements should no longer be relied upon.

The foregoing description of the new financial statements is not a complete summary. The new financial statements, which should be relied upon, will contain amendments to the Reports to effect these restatements. You are urged to read the complete documents on amended Form 10-KSB and Form 10-QSBs after filing on the website of the U.S. Securities and Exchange Commission at www.sec.gov.

We also corrected typographical errors. In addition, pursuant to the rules of the SEC, Item 13 of Part III to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2 and 32.1, respectively.

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

We have commenced production and have received the parts required for production of a total of 57 trucks, since the beginning of production of our Sidewinder ATX-3000 Omni-Directional Lift Truck. As of December 31, 2005, we did not haveall of the parts required from every vendor for completion of the trucks other than those heretofore noted. The assembly and sale of these trucks is dependent upon delivery of all of the required parts.

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

During the past two years, in anticipation of commercial production, we solicited interest from targeted dealers nationwide, and in certain instances, received contracts from a number of these dealers. Due to the delay in establishing commercial production, the contracts were not fulfilled. In 2004, we began soliciting dealers for distribution and during the first quarter of 2004 have reached an agreement with a number of dealers nationwide, as well as in several foreign countries. Principal terms of the agreement reached is that these dealers will purchase our products which include the ATX-3000, the Cobra AWP (scissor lift) and conventional lift trucks and thereafter sell these products to their clients. Certain of the dealers were given "exclusive" territories, such as AirTrax Canada (AirTrax Canada is not owned or operated by us but we have authorized their use of the AirTrax Name.) AirTrax Canada is required to purchase a minimum of 250 units of the AirTrax Sidewinder or Cobra AWP or Filco trucks, or private labeled AirTrax conventional trucks, to maintain the "exclusivity" portion of the agreement between firms. They cannot lose their exclusivity because we cannot meet their sales requirements. This same type arrangement was reached with Lakeland in New Zealand for 125 vehicles each year, AirTrax Africa for 125 units each year, Omnilink in Greece and the Balkans for 125 units each year and others. The dealers in the US generally have not been given exclusive territorial rights, but that has occurred in some areas. They are required to purchase one or more vehicles, however, to become a dealer. Credit terms are now available to approved dealers while foreign dealers are only sold under the terms of letters of credit All sales are paid in advance, under terms of an irrevocable letter of credit or approved credit terms. Not all dealers have agreed to represent the conventional lift trucks line as some are established with other lift truck manufacturers and representing a competing product could be a violation of their existing agreement(s). Targeted dealers will consist of selected premier forklift dealers, currently selling other forklift products. The dealer network will consist of dealers who have substantial market share in the US, with a history of being able to sell and repair forklifts and/or related material handling solutions. Several of the targeted dealers are significant sized entities, having annual sales in excess of $100 million. We expect to provide a sales incentive to dealers through an aggressive pricing structure. Typically, a dealer will earn a commission ranging from $500 to $1,000 on the sale of a competitive forklift. Our pricing structure will enable the dealer to receive commissions from $3,500 to $4,000 per sale of the SIDEWINDER ATX-3000.

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

EQUITY COMPENSATION PLAN INFORMATION

Number of securities to
	be issued upon exercise	Weighted-average
	of outstanding options,	exercise price of
	warrants and rights	outstanding options,	Number of securities
	(excluding securities	warrants and rights under equity	remaining available
	reflected in column (a))	compensation plans	for future issuance
Plan category	(a)	(b)	(c)

Equity compensation	-0-	-0-	-0-
plans approved by
security holders

Equity compensation	-0-	-0-	-0-
plans not approved
by security holders

Total	-0-	-0-	-0-

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

RESTATEMENT

We determined, after consultation with our independent registered public accounting firm, that a restatement of our financial statements for the year ended December 31, 2005 filed on Form 10-KSB, together with our quarterly reports on Form 10-QSB for the periods ending June 30 and September 30, 2005, and March 31, June 30, and September 30, 2006, respectively , was necessary due to the issuance of our preferred stock as payment of dividends in lieu of cash dividends on April 1, 2005 with respect to previously issued shares of preferred stock. Our Articles of Incorporation, as amended, do not allow the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock, which were issued to the holder on April 1, 2005, were issued in error. We determined that we should take this action to prevent future reliance on previously issued financial statements set forth in our Reports.

We also concluded, in light of a review of our accounting for derivatives and based on recent interpretations of the accounting for certain financial instruments under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and the Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”) [update for 00-19-2 update issued], that the warrants associated with our November 22, 2004 stock issued to certain accredited and/or qualified institutional purchasers pursuant to Purchase Agreement dated as of November 22, 2004 contained embedded derivatives due to the registration rights and liquidated damages provisions and conversion privileges contained in the Notes and Warrants. The embedded derivative provisions provide that we will pay liquidated damages in connection with the delay in filing an SB-2 registration statement. Accordingly, we determined that we should take this action to prevent future reliance on previously issued financial statements set forth in our Quarterly Reports on Form 10-QSB for the three and six months ended June 30, 2005 and the three months ended March 31, 2005. In reporting periods subsequent to the issuance of June 30, 2005, the embedded derivative has been revalued with the change to fair value recorded as income/(expense). Such financial statements should no longer be relied upon.

In particular, we will restate our financial statements contained in the Reports to reflect the reduction in preferred stock outstanding, the preferred stock dividend expense and deemed dividend expenses recorded in the quarters ended June 30, 2005 and September 30, 2005, and a liability in connection with issuance of the warrants that contained an embedded derivative and conversion privileges, for the quarters ended March 31, 2005, June 30, 2005.

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

We believe that the joint cooperation between us and the Navy with the MP2 contract, including the building of the ETU-110 omni-directional engine handler, has bolstered the potential use of our technology within the military. We do not intend to incur additional costs with the US Navy unless we incur potential expenses in demonstrating the ETU-110 omni-directional engine handler, or other omni-directional vehicles.

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

Loss attributable to shareholders for 2005 was $15,210,456, which represents a increase of $11,718,506 from $3,491,950 during the 2004 period. During 2005, we paid dividends on our preferred stock to a controlling shareholder of our company in the amount of $51,563. For the year ended December 31, 2004, we paid dividends on our preferred stock to a controlling shareholder of our company in the amount of $131,771. Deficit accumulated during development stage during 2005 was $15,262,019 (or a loss per share of $0.71 for common stockholders), which represents an increase of $11,638,298 from $3,623,721 (or a loss per share of $0.29 for common stockholders) for the 2004 period.

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

RISK FACTORS

In addition to other information contained in this Form 10-KSB/A, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB/A:

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

FINANCIAL STATEMENTS

DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AirTrax, Inc.

I have audited the accompanying balance sheet of AirTrax, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

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

By:	/s/ Robert G. Jeffrey
Robert G. Jeffrey Certified Public Accountant
Wayne, New Jersey April 23, 2007

AIRTRAX, INC.
BALANCE SHEETS
December 31, 2005
(Audited)
ASSETS

Current Assets
Cash	$19,288
Accounts receivable	94,357
Inventory	2,005,139
Vendor advance	163,517
Deferred tax asset	977,302
Total current assets	3,259,603
Fixed Assets
Office furniture and equipment	157,521
Automotive equipment	21,221
Shop equipment	43,349
Casts and tooling	270,688
492,779
Less, accumulated depreciation	301,886
Net fixed assets	190,893
Other Assets
Advances to Filco Gmbh	2,000,000
Patents - net	154,263
Deferred Charges	388,392
Utility deposits	65
Total other assets	2,542,720

TOTAL ASSETS	$5,993,216

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$885,463
Accrued liabilities	266,556
Obligation for outstanding options	1,330,948
Warrants and conversion option liability	3,516,462
Shareholder notes payable	186,961
Total current liabilities	6,186,390
Long Term Convertible Debt	2,048,000
TOTAL LIABILITIES	8,234,390

Stockholders' Deficit
Common stock - authorized, 100,000,000
shares without par value; issued and
outstanding - 21,939,360 and 15,089,342,
respectively	21,712,179
Paid in capital - warrants	1,042,400
Preferred stock - authorized, 5,000,000
shares without par value; 275,000 issued and outstanding	12,950
Retained deficit	(25,008,703)
Total stockholders' deficit	(2,241,174)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,993,216

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
STATEMENTS OF OPERATIONS
For the Year 2005

	2005	2004

SALES	$718,842	-
COST OF GOODS SOLD	729,080	-
Gross Profit	(10,238)	-

OPERATING AND ADMINISTRATIVE EXPENSES	9,758,435	2,529,775

OPERATING LOSS	(9,768,673)	(2,529,775)

OTHER INCOME AND EXPENSE
Conversion Expense	(6,571,454)
Interest expense and amortization expense	(488,342)	(386,364)
Revaluation income (expense)	993,837	(864,280)
Interest income	15,247	86,667
Other income	16,494	2,979

NET LOSS BEFORE INCOME TAXES	(15,802,891)	(3,690,773)

INCOME TAX BENEFIT (STATE):
Current	867,413	198,823
Prior years	-	-
Total Benefit	867,413	(198,823)

NET LOSS BEFORE DIVIDENDS	(14,935,478)	(3,491,950)

DEEMED DIVIDENDS ON PREFERRED STOCK	(274,978)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(15,210,456)	(3,491,950)

PREFERRED STOCK DIVIDEND	(51,563)	(131,771)

DEFICIT ACCUMULATED	$(15,262,019)	$(3,623,721)

NET LOSS PER SHARE:
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,935,478)	$(3,491,950)

ADJUSTMENT FOR PREFERRED SHARE DIVIDENDS ACCUMULATED BUT UNPAID	68,750	68,750

LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(15,004,228)	$(3,560,700)

NET LOSS PER SHARE - Basic and Diluted	$(.71)	$(.29)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,951,187	12,075,448

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
STATEMENT OF CHANGES IN EQUITY
TWO YEARS

	STOCK		PREFERRED
	SHARES	AMOUNT	SHARES	AMOUNT	WARRANTS	DEFICIT	TOTAL
Balance, December 31, 2003	8,696,552	$6,209,996	275,000	$12,950	$-	(6,122,963)	$99,983
Issuance of shares sold in prior year	130,000	130,000					130,000
Shares sold in private placement offerings	5,500,125	2,685,402			1,042,400		3,727,802
Warrants exercised	75,000	93,750					93,750
Shares issued for services	687,665	661,306					661,306
Dividends on preferred stock						(131,771)	(131,771)
Net loss						(3,491,950)	(3,491,950)
Balance, December 31, 2004	15,089,342	9,780,454	275,000	12,950	1,042,400	(9,746,684)	1,089,120
Shares issued in private placements	68,750	55,000					55,000
Warrants exercised	593,000	718,486					718,486
Options exercised	45,000	19,619					19,619
Shares issued for services	291,695	735,387					735,387
Employee stock awards	20,000	48,000					48,000
Shares issued in lieu of rent	19,200	48,000					48,000
Issuance of shares sold in prior year	1,749,827	1,401,172					1,401,172
Shares issued in settlement of interest	28,453	66,295					66,295
Transfer from liability on exercise
of warrants	181,000	181,000
Conversion of convertible debt	3,846,154	4,277,500					4,277,500
Conversion benefit capitalized	3,596,154						3,596,154
- 1
Shares issued for Filco investment	187,939	458,571					458,571
Dividends on preferred stock						(51,563)	(51,563)
Preferred stock dividend	326,541						326,541
Net loss						(15,210,456)	(15,210,456)
Balance, December 31, 2005	21,939,360	$21,712,179	275,000	$12,950	$1,042,400	$(25,008,703)	$(2,241,174)

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
STATEMENT OF CASHFLOWS

CASH FLOWS FROM OPERATING ACTIVITIES	2005	2004
Net loss	$(15,210,456)	$(3,491,950)
Charges not requiring the outlay of cash:
Depreciation and amortization	59,500	100,507
Cost of conversion	7,068,174	355,470
Value of equity securities issued for services	1,918,750	1,033,343
Interest accrued on shareholder advances	4,015	4,566
Excess value of shares issued to settle liabilities	149,589	-
Deemed dividend on preferred stock	274,978	-
Increase in accrual of deferred tax benefit	(752,888)	(23,409)
Revaluation of warrant liabilities	(992,757)	864,280
Impairment of Filco investment	4,700,839	-
Changes in assets (liabilities):
Increase in accounts receivable	(205,858)	(138,684)
Increase in inventory	(1,295,858)	(324,527)
Increase in accounts payable	490,504	5,717
Increase in accrued expenses	89,592	-
Net cash consumed by operating activities	(3,701,875)	(1,614,687)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment	(150,806)	(49,306)
Additions to patent cost	(42,861)	(80,939)
Advances to FiLCO	(3,605,881)	(2,670,000)
Net cash consumed in investment activities	(3,799,548)	(2,800,245)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of converted debt	4,277,500	-
Proceeds of common stock sales	55,000	5,103,103
Proceeds of convertible loans	1,659,138	-
Proceeds of stockholder advances	151,493	-
Repayments of stockholder advances	(2,002)	(52,005)
Proceeds of exercises of warrants	718,486	93,750
Proceeds of exercises of options	19,619	5,944
Preferred stock dividends paid in cash		(131,771)
Net cash Provided By Financing Activities	6,879,234	5,019,021
Net change in cash	(622,189)	604,089
Cash balance beginning of period	641,477	37,388
Cash balance end of period	$19,288	$641,477

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

	Year Ended December 31,
	2005	2004
Net loss as reported	$(15,416)	$(3,492)
Less: Stock-based employee compensation
determined under the Intrinsic Method	1,082	223
Add: Stock bases compensation determined
under the Fair Value Method	(1,105)	(260)
Pro forma net loss	$(15,439)	$(3,529)
Loss per share:
Basic and diluted as reported	$(.72)	$(.29)
Basic and diluted-pro forma	$(.72)	$(.29)

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

2. RESTATEMENTS

Certain adjustments affecting the 2005 financial statements have been discovered during an internal review. Correcting these errors resulted in changes in the loss attributable to common shareholders with a resultant change in stockholders equity, and certain changes in the statement of cash flows, as of December 31, 2005. The 2005 financial statements have, therefore, been restated to correct these errors. The restated amounts are compared with the amounts previously reported, in the following table.

STATEMENT OF OPERATIONS
	As Originally
	Presented	Adjustments		As Restated
Net loss before dividends	$(14,935,478)	$-		$(14,935,478)

Deemed dividend on preferred stock	(480,978)	206,000(A	)	(274,978)

Net Loss Accumulated	$(15,468,019)	$206,000		$(15,262,019)

STATEMENT OF CASH FLOWS

	As Originally
	Presented	Adjustments		As Restated
Operating Activities

Loss	$(15,416,456)	$206,000 (A	)	$(15,210,456)

Deemed dividend expense	480,978	(206,000)(A	)	274,978

Net Cash Consumed By Operating Activities	$(3,701,875)	$-		$(3,701,875)

(A) Decrease in Deemed Dividend Expense.

STATEMENT OF CASH FLOWS

	As Originally
	Presented	Adjustments	As Restated
Cash Flow from Operating Activities
Net Loss	$(2,272,200)	$(1,219,750)	$(3,491,950)
Revaluation expense	-	$864,280	$864,280
Conversion expense	-	$355,470	$355,470
Net Cash Consumed By Operating Activities	$(1,614,687)	$-	$(1,614,687)

(A) Revaluation entry required because of reclassification of certain warrants.

Certain adjustments affecting the 2004 financial statements have been discovered during an internal review. Correcting these errors resulted in changes in the loss attributable to common shareholders with a resultant increase in the deficit accumulated , and certain changes in the statement of cash flows, as of December 31, 2004 and for the year then ended. The 2004 financial statements have, therefore, been restated to correct these errors. The restated amounts are compared with the amounts previously reported, in the following table.

AIRTRAX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

2. RESTATEMENTS (Continued)

These corrections caused changes in the opening balances of the deficit accumulated during development stage, as follows:

Retained Deficit At Beginning of Year:	2004
As previously reported	$(5,916,011)
Deficit prior to development stage	(206,952)
Net loss, as restated	(3,491,950)
Dividends on preferred stock	(131,771)
Retained Deficit at End of Year	$(9,746,684)

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

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercised		Exercised
	Shares	Price	Shares	Price
Options outstanding at beginning of
year	620,000	$.73	115,000	$.38
Options granted during year	800,000.83		600,000.74
Options exercised during year			(95,000)
	(45,000)	.44		.39
Options outstanding at end of year
	1,375,000	$.80	620,000	$.73
Weighted average Fair Value of
options granted		$1.37		$.47
Weighted average remaining life of
outstanding options - years
		4.52		4.33

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

One of these debt issues ($5,000,000) yielded proceeds of $4,277,500 and has already been converted into 3,846,154 shares of common stock; this issue was sold with warrants to purchase 2,884,616 shares of common stock. The remaining issues have not yet been converted to stock; they bear interest at 8% and have two year conversion terms. They arc further described below:

			5-Year Warrants
				Exercise
Issuance	Proceeds	Debt Conversion Price	Number	Price
$ 500,000	$ 409,913	$1.30	384,615	$2.11
1,548,000	1,249,225	$2.00	774,000	3.25
$ 2,048,000	$ 1,659,138

The options not yet converted, and the outstanding warrants, have been classified as liabilities, as required by Emerging Issues Task Force (EITF) 00-19, having met the definitions of embedded derivatives.

Included in the funds raised during 2004 through stock sales was $1,312,000 raised through the sale of 1,640,000 shares under a Purchase Agreement dated November 22, 2004, That agreement required, among other things, that a registration statement be filed with the SEC and that the registration statement be declared effective by the SEC within a prescribed time. The Company did not fulfill these obligations. As a result, it is subject to penalties equal to 2% of the amount invested for each 30 day period following the default date. On May 31, 2005, the Company entered into a letter agreement with a representative of this shareholder group under which $120,429 was paid to settle the penalties which had accrued. These penalties were charged to expense during 2005. Under the May 31, 2005 agreement, no further penalties would accrue until after June 30, 2005. The obligation concerning effectiveness of the registration statement has not been satisfied and penalties have accrued since June 30, 2005 at the rate of approximately $26,240 per month. The penalties paid thus far, and penalties that accrued subsequently, were charged to expense during the periods in which they accrued. As of December 31, 2005 an additional $160,851 of liquidated damages had been accrued.

AIRTRAX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

5. PRIVATE PLACEMENT OFFERINGS (Continued)

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

Dividends of $68,750 accrued on the preferred stock during each of the years 2002 through 2005. Cash dividends of $131,771 were paid during 2004. A stock dividend of 136,041 common shares will be paid in 2007, satisfying $51,563 of the unpaid dividends. The balance of unpaid dividends at of December 31, 2005 was $91,667.

At December 31, 2005, the majority shareholder had the right, if elected, to acquire 147,296 shares of common stock for accrued and unpaid dividends, amounting to $78, 125, under the features of the preferred stock issue. Under this election, preferred dividends in cash of $13,542 were unpaid in 2005.

See” Note 2” for a description of restatements affected by the preferred shares.

AIRTRAX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

7. SHARES ISSUED FOR SERVICES

Stock options were granted to two Company employees during 2005 and 2004. In addition, there were shares awarded as compensation for other services. These issuances arc detailed below by type of service performed.

	2005

Services Rendered	Number of Shares	Price at Date	Grant Date	Value at Grant Date

Advertising	5,000	2/24	2.50	12,500

Lega1 services	11,000	5/2	2.78	30,580

Financial consulting	100,000	5/6	2.60	260,000

Legal services	50,000	5/6	2.60	130,000

Investor relations	15,000	4/1	2.40	36,000

Public relations	20,000	5/1	2.55	51,000

Facility search	5,000	5/1	2.55	12,750

Marketing services	9,009	7/29	2.25	20,270

Investor relations	15,000	9/6	2.25	33,750

Financial services	2,500	12/1	2.60	6,500

Investor relations	21,186	12/9	2.35	49,787

Public relations	18,000	12/9	2.35	42,300

Investor relations	15,000	12/9	2.35	35,250

Total shares issued to consultants	286,695			720 687

Other Issuances:

Employee awards	20,000	2.40		48,000

Shares issued in lieu of rent	19,200	various		48,000

Shares issued as partial	5,000	various		14,700
compensation of financing

Amortization of cost of grants made				5,113
in prior periods

Total Value of stock issued for services	330,895			836,500

Value of options granted for services	-			1,082,250

Value of equity items issued for services	330,895			1,918,750

AIRTRAX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

7. SHARES ISSUED FOR SERVICES (continued) 2004

	Number		Grant
Services Rendered	of Shares	Date	Price	Share Value

Consulting services	10,000	1 /2	1.29	12,900

Marketing services	15,000	6/14	1.12	16,800
122,680(2)

Investor relations	26,020	6/14	1.12	29,142

Consulting services	24,075	6/14	1.12	26,964

Investor relations	5,000	6/14	1.12	5,600

Consulting services	40,000	9/8	0.89	34,000
(5,113)(l)

Investor relations	50,000	8/9	0.8/6	43,000

Marketing services	165,500	3/15	1.05	173,250

Investor relations	15,000	2/2	0.68	10,200
145,110(2)

Industrial relations and	69,550	1/0	1.01	70,245
marketing services

Consulting services	23,775	10/1	0.82	19,258

Marketing Services	24,000	10/30	0.90	21,600

Industrial relations and	16,500	10/14	1.05	17,325
marketing services

Total of shares issued to	483,920			742,961
consultants

Other:

Stock issued to settle	37,421			-
liabilities

Excess value of stock issued	104,324			10,182(3)
to settle liabilities

Stock issued in lieu of rent	12,000	various	.75	9,000

Director awards	50,000	10/20	1.01	50,500

Total stock issued for services	687,665			812,643

Options granted for services	-			220,700

Value of equity items issued
for services	687,665			$1,033,343

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

Balance December 31, 2003		845,000
Issuances in 2004:

In conjunction with stock placements
through investment banker:

March	1,800,063
September	171,875
November	820,000	2,791,938
Awarded as partial fees to brokers:
March	460,000
September	34,375
November	264,000	758,375
Warrants issued in private stock sales		832,450
Warrants exercised during 2004		(75,000)
Warrants issued for services (partially		385,000
voided during 2005)
Balance December 31, 2004
Warrants issued in conjunction
with issuances of convertible debt:
February issue	2,884,615
May issue	384,615
October issue	774,000	4,043,230
Awarded as partial fees to brokers:
February issue	484,615
May issue	38,462
October issue	154,800	677,877
Warrants exercised during 2005		(593,000)
Warrants voided during 2005		(200,000)
Warrants issued for services		37,688
Balance December 31 2005		9,503,558

AIRTRAX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

9. EXPENSES

Major items included in operating and administration expenses are detailed below:

	2005	2004
Insurance	$179,739	$69,883
Marketing	272,879	205,321
Payroll	556,454	402,543
Consulting	610,550	721,361
Officer options	975,000	187,500
Other compensation	120,280	-
Other options awarded	107,250	39,600
Professional fees	385,285	74,059
Office expenses	147,521	36,005
Filco Impairment	4,700,839	-
FILCO audit fees	195,676	-
Penalties	281,281	-
Rent	87,627	58,800
Travel and entertainment	76,714	30,656
Depreciation and amortization	-	100,507
Product development	496,902	369,666
Director awards	-	50,500
Shipping	172,840	-
Payroll taxes	69,996	40,959
Other expenses	331,652	140,411
	$9,758,435	$2,529,775

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

2011	$206,952
2012	129,092
2018	486,799
2019	682,589
2020	501,169
2021	775,403
2022	590,764
2023	2,233,386
2024	2,493,486
2025	10,309,634

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

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

	Current	Non-current	Total
Deferred Tax Assets	$4,117,668	$2,653,960	$6,771,628
Valuation Allowance	3,189,801	2,653,960	5,843,761
Balance Recognized	$927,867	$-	$927,867

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

Summary Compensation Table:

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

		Other
		Annual Restricted Options LTIP
Name & Principal				All Other	Stock	SARs	Payouts	All Other
Position	Year	Salary ($)	Bonus ($)	Compensation($)	Awards ($)	(#)	($)	Compensation
Peter Amico	2005	303,751(1)	0	-	-	-	-	-
President and
Chairman	2004	185,000(1)	0	187,500(3)	-	-	-	-
of the Board
of Directors	2003	100,000(1)	0	1,000(2)	-	-	-	-

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

OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2005:

Individual Grants

	Number of
	Securities	% of Total Options
	Underlying	Granted to
	Options Granted	Employees in Fiscal	Exercise
Name	(#)	Year	Price ($/sh)	Expiration Date

Peter Amico	50,000	8%(1)	$ -(1)	None(1)
President and Chairman	500,000	83%(1)	$.85(1)	None(1)

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

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table contains information concerning the number and value, at December 31, 2005, of unexercised options held by executive officers named in the Summary Compensation Table:

		Underlying Unexercised Options at	Value of Unexercised Options at	In-the-Money
Name	FY-End (#)	(Exercisable/Unexercisable)	(Exercisable/Unexercisable)	FY-End ($)

Peter Amico President and	50,000	50,000.85		$42,500
Chairman	500,000	500,000.39		$195,000

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

Peter Amico(1)	Common Stock	3,038,846 (6)	13.64% (2)
200 Freeway Drive, Unit 1	Preferred Stock	2,750,000 (3)(5)	100%
Blackwood, NJ 08012

Nicholas Fenelli	Common Stock	135,500	*
200 Freeway Drive, Unit 1 Preferred Stock		0	0%
Blackwood, NJ 08012

D. Barney Harris(1)	Common Stock	151,301 (7)	* (2)
200 Freeway Drive, Unit 1	Preferred Stock	0	0%
Blackwood, NJ 08012

Frank Basile(1)	Common Stock 137,046 (8)		*
200 Freeway Drive, Unit 1	Preferred Stock	0	0%
Blackwood, NJ 08012

James Hudson(1)	Common Stock	75,800 (9)	*
200 Freeway Drive, Unit 1	Preferred Stock	0	0%
Blackwood, NJ 08012

William Hungerville(1)	Common Stock	157,650 (10)	*(2)
200 Freeway Drive, Unit 1	Preferred Stock	0	0%
Blackwood, NJ 08012

Andrew Guzzetti	Common Stock	0	0%
200 Freeway Drive, Unit 1	Preferred Stock	0	0%
Blackwood, NJ 08012
All Officers and Directors	Common Stock	3,560,643 (11)	15.98% (2)
As a Group (7 persons) Preferred Stock		2,750,000	100%

Arcon Corp.	Common Stock	1,916,702 (4)	8.60% (2)
200 Freeway Drive, Unit 1	Preferred Stock	2,750,000 (3)(5)	100%
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

(3) Based upon 275,000 outstanding shares of preferred stock after giving effect to the 10 for 1 voting rights (4) Represents 1,781,202 shares held by Arcon Corp., a corporation wholly owned by Mr. Amico ("Arcon"), and however, excludes common stock that may be issued to Arcon as a dividend on the preferred stock.

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

(11) Includes (4), (6), (7), (8), (9), and (10).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Arcon Corp., a corporation wholly owned by our chairman and president Peter Amico, owns 275,000 shares of our preferred stock. Each share of Preferred Stock is entitled to 10 votes per share on all matters on which shareholders are entitled to vote. The holders of our common stock and preferred stock vote as one single class. Mr. Amico and Arcon Corp. together have 1,870,623 shares of common stock, representing 1,870,623 votes, plus 275,000 shares of preferred stock with 10 votes per share, or a total of 2,750,000 voting shares. The aforementioned equals a total of 4,620,623 voting shares of capital stock by Mr. Amico and Arcon. The preferred stock has a stated value per share of $5.00 and an annual dividend per share equal to 5% of the stated value. The annual cash dividend as of December 31, 2004 was $68,750. Dividends are cumulative and the holder has a right during any quarter to waive any cash dividend and receive the dividend in the form of common stock at a price per share equal to 30% of the trading price of the common stock on the last day of the dividend period. The preferred stock is not convertible into common stock, however, has a preference over common stockholders upon liquidation equal to the stated value per share.

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

For fiscal year 2001, Arcon received 246,731 shares of our common stock in lieu of the cash dividend which was deemed to have a fair market value of $188.412. For explanatory purposes, in 2001 the $188,412 fair market value of the stock represents the $68,750 yearly dividend due for 275,000 shares owned in 2001, valued at $5.00 per share, which is used to purchase common stock at a 30% discount. This equates to $188,412 divided by 30% ($56,524) minus the difference of the actual stock price which varied during the purchase period. For fiscal year 2002, Arcon received a cash dividend of $17,187.50. and was due 136,041 shares of our common stock in lieu of the cash payment for the balance of the dividend. The136,041 shares of common stock payable to Arcon were valued based upon date obligation was settled (deemed to be April 1, 2005). The value of those shares was $326,540, 136,041 multiplied by $2.40 per share and represents the value of the additional shares of common stock. This value ($326,540) was compared to dividends being settled in order to determine the deemed dividend ($274,978). For fiscal year 2003, Arcon expects to receive 19,097 shares of common stock in lieu of the cash payment of the dividend. In 2004, Arcon received payments of $17,187.50 for dividends due in 2002, $63,020.86 for dividends due in 2003 and $51,562.52 for dividends due in 2004, of which $17,187.50 remains payable in accrued dividends to Arcon.

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

AIRTRAX, INC., A NEW JERSEY CORPORATION

Date: April 25, 2007	By:	/s/ Robert M. Watson
Robert M. Watson, President, Chief Executive Officer, Director, and Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Robert M. Watson Robert M. Watson	President, Chief Executive Officer, Acting Chief Financial Officer and Director	April 25, 2007

By: /s/ D. Barney Harris D. Barney Harris	Director	April 25, 2007

By: /s/ James Hudson James Hudson	Director	April 25, 2007

By: /s/ William Hungerville William Hungerville	Director	April 25, 2007

By: Fil Filipov	Director	April 25, 2007

By: /s/Andrew Guzzetti Andrew Guzzetti	Director	April 25, 2007

By: /s/ Peter Amico Peter Amico, Jr.	Director	April 25, 2007

By: /s/ Robert Borski Robert Borski, Jr.	Director	April 25, 2007