Form 10KSB/A
period 2006-12-31
AIRTRAX INC
filed 2007-05-03
CIK 1081372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________________________________

FORM 10-KSB/A
(AMENDMENT NO. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 001-16237

__________________________________

AIRTRAX, INC.
(Exact name of small business issuer as specified in its charter)

New Jersey	22-3506376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Freeway Drive, Unit One, Blackwood, NJ	08012
(Address of principal executive offices)	(Zip Code)
__________________________________

Issuer’s telephone number, including area code: (856) 232-3000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐ No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $1,346,000.

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of April 12, 2007 was $13,301,732.

The number of shares outstanding of the issuer’s Common Stock as of April 12, 2007 was 24,376,887 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AIRTRAX, INC.

2006 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

Page

PART I	4
Item 1. Description of Business	5
Item 2. Description of Property	13
Item 3. Legal Proceedings	13
Item 4. Submission of Matters to a Vote of Security Holders.	13
PART II	14
Item 5. Market for Common Equity and Related Stockholder Matters.	14
Item 6. Management’s Discussion and Analysis or Plan of Operation.	27
Item 7. Financial Statements.	29
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	23
Item 8A. Controls and Procedures.
Item 8B. Other Information	46
PART III	24
Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
Item 12. Certain Relationships and Related Transactions, and Director Independence
Item 13. Exhibits	24
Item 14. Principal Accountant Fees and Services.	66

Explanatory Note

We have determined, after consultation with our independent registered public accounting firm, that a restatement of our financial statements for the year ended December 31, 2006 filed on Form 10-KSB on April 16, 2007, together with our quarterly report on Form 10-QSB for the period ended September 30, 2006 was necessary due to the issuance of Modification Agreements, 2% Unsecured Convertible Debentures and Stock Purchase Warrants, which were not previously recorded in our financial statements, to the note holders of the October 2005 private placement of $1,548,000 in full settlement of liquidated damages resulting from our not filing a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities. In July 2006, we issued 2% Unsecured Convertible Debentures aggregating $359,549 and Stock Purchase Warrants to acquire 110,808 shares of our common stock at $1.65 per share. The conversion price of the shares underlying the note was $1.56. Both the conversion price and the warrants purchase price have been adjusted to $.45 due to the pricing of the February 20, 2007 private placement.

On April 30, 2007, we also determined that a restatement of our December 31, 2006 financial statements on Form 10-KSB, together with our quarterly reports on Form 10-QSB for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 was necessary to correct an error in accounting for derivatives associated with the private placement of 1,640,000 shares of common stock in November 2004, which was accompanied by warrants to purchase common stock.

The foregoing description of the new financial statements is not a complete summary. The new financial statements, which should be relied upon, will contain amendments to the Reports to effect these restatements. You are urged to read the complete documents on amended Form 10-KSB and Form 10-QSBs after filing on the website of the U.S. Securities and Exchange Commission at www.sec.gov.

For the convenience of the reader, this Form 10-KSB/A sets forth the original Form 10-KSB in its entirety. However, this Form 10-KSB/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-KSB is amended hereby. In addition, pursuant to the rules of the SEC, Item 13 of Part III to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10KSB/A as Exhibits 31.1, 31.2 and 32.1, respectively.

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

On January 20, 2006, Filco filed for insolvency in Germany. As a result of the filing by Filco, we terminated the Acquisition Agreement on February 7, 2006. An auction sale of Filco’s assets occurred on May 10, 2006. Due to the uncertainty of our position under German bankruptcy law, $4,275,881 of the Filco advances was written off in 2005, and the remaining $2,000,000 was written off in 2006. Accordingly, any inventory, equipment or outstanding advances to Filco have been written off during 2006 and there is no indication that the proceeds of any inventory or equipment at the Filco plant will be returned to us.

In connection with the Acquisition Agreement, Mr. Filipov was to receive options to purchase 900,000 shares of our common stock at an exercise price of $0.01. We did not issue such options because the Acquisition Agreement was terminated and we believe that the conditions for such issuance were never fulfilled. Mr. Filipov has indicated to us that he believes that the conditions were fulfilled and that we owe him the options. We and Mr. Filipov are endeavoring to reach a mutually acceptable settlement.

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

During 2004, MEC was repositioned to perform manufacturing in the United States thus removing their obligation under the agreement. During the latter part of 2004, we presented MEC with invoices for payment of tooling and engineering costs related to development of the PHOENIX(TM). The invoices were not paid by MEC who was, at that time, in the process of realigning their finances. As a result of the aforementioned changes, the agreement was modified. The modification stated that the 3068ODS aerial work platform project would be products of our company instead of an MEC designed or built vehicle. This meant that the project would be henceforth designed and built by us. MEC would still have the ability to make suggestions regarding vehicle design or construction, but the final product would be our product. In addition, the agreement was revised to provide that we would build another vehicle product line, the COBRA, which will be marketed exclusively by our dealers. The parties mutually agreed to the dissolution of the agreement and Airtrax has decided to design, build and market the AWP’s under the COBRA brand exclusively. Discussions with MEC regarding ways that they can make Omni-Directional AWP’s available to their customers are on going.

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

MANUFACTURING AND SUPPLIERS

There was limited production in the second through fourth quarters of 2006. All of the units shipped in 2006 and our current inventory were assembled in the last quarter of 2005 and the first quarter 2006. Our General Manager for plant production, a former plant manager for GM, has established the production assembly process and procedure for our vehicle assembly. His efforts have helped to develop procedures, and to incorporate inventory control and quality assurance programs so that we stand ready to rapidly scale production capacity at the Blackwood facility. Initially this plant was equipped for nominal monthly production but is capable of ramping up for anticipated demand before year's end. We also plan to manufacture the KING COBRA Omni-Directional AWP in the Blackwood plant beginning in the third quarter of 2007.

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

During 2004 and 2005, in anticipation of commercial production, we solicited interest from targeted dealers nationwide, and in certain instances, received contracts from a number of these dealers. Due to the delay in establishing commercial production, the contracts were not fulfilled. In 2004, we began soliciting dealers nationwide and distributors in several foreign countries. Principal terms of the agreement reached is that these dealers will purchase our products which include the SIDEWINDER or the COBRA AWP (scissor lift), or both and sell these products to their clients. Certain of the distributors were given "exclusive" territories, such as Airtrax Canada (Airtrax Canada is not owned or operated by us but we have authorized their use of the Airtrax Name). Airtrax Canada was required to purchase a minimum number of SIDEWINDER units to maintain the "exclusivity" portion of the agreement between firms. Airtrax Canada lost their exclusivity in 2006, as they did not meet the minimum requirements of the agreement. Presently, we are unable to distribute quantities of vehicles in Europe due to our inability to be certified compliant (“CE”) with Europe. We expect to be CE compliant and able to distribute vehicles in 2007, although no assurances can be given. The dealers in the US generally have not been given exclusive territorial rights, but that has occurred in some areas. They are required to purchase one or more vehicles, however, to become a dealer. Credit terms are now available to approved dealers while foreign distributors are only sold under the terms of letters of credit. All foreign sales are paid in advance, under terms of an irrevocable letter of credit or approved credit terms. Targeted dealers for the SIDEWINDER brand will consist of selected premier equipment dealers, currently selling other lift truck products. The dealer network will consist of dealers who have substantial market share in the US, with a history of being able to sell and repair lift trucks and/or related material handling solutions. Several of the targeted dealers are significant sized entities, having annual sales in excess of $100 million. We expect to provide a sales incentive to dealers through an aggressive pricing structure. Typically, a dealer will earn a commission ranging from $500 to $1,000 on the sale of a competitive lift truck. Our pricing structure will enable the dealer to receive much higher commissions from the sale of the SIDEWINDER products.

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

On September 8, 2003, we entered an exclusive license agreement with Excalibur Design Services, Inc. and Nicholas Fenelli (Inventor), to secure and use certain proprietary intellectual properties known collectively as “Omni-Directional Vehicle Control Algorithms”. Mr. Fenelli is also our Chief Operating Officer. Due to severe cash flow restrictions in 2006, we were unable to fulfill our obligations under the terms of the agreement and Excalibur rescinded the exclusivity portion of the agreement. As of December 31, 2006, no other party was granted rights to use the property. On February 19,2007, we negotiated an amendment with Excalibur to reinstate our exclusive rights to the “Omni-Directional Vehicle Control Algorithms”. We expect to resolve all issues to the mutual benefit of the two companies during 2007.

We also seek to protect our proprietary technology through exclusive supply contracts with manufacturers for specially designed and manufactured components.

PRODUCT LIABILITY

Due to nature of our business, we may face claims for product liability resulting from the use or operation of our lift trucks or other products.

Presently, we maintain product liability insurance in the amount of $1 million. We anticipate increasing this amount $10 million in the future, as we deem necessary to do so. We obtained our insurance commensurate with the initial shipment of our Omni-Directional Lift Trucks.

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

On April 1, 2005, we issued 100,000 shares of preferred stock to the sole holder of the preferred stock as payment of dividends in lieu of cash dividends with respect to previously issued shares of preferred stock. Our original Articles of Incorporation, as amended, including on April 30, 2000, do not support the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock which were issued to the holder on April 1, 2005, were issued in error.

Our Articles of Incorporation, as amended, including on April 30, 2000, similarly do not support the calculation we used in determining the number of shares of common stock used to pay preferred stock dividends. The difference being the date used in determining the stock price at the end of each preferred dividend period, as opposed to the lowest common stock price during the preferred dividend period, subject to a 70% discount, for calculating the number of common shares issued as payment of the period’s preferred stock dividend. Accordingly, the number of shares was greater than the number of shares required,., and were issued in error.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Currently, we do not have a formalized equity compensation plan under which our common stock is authorized for issuance.

Unregistered Sales of Equity Securities

Following is a summary of unregistered securities issued during the fourth quarter of 2006.

•	194,000 shares of common stock were issued for professional services valued at $141,919.

•	184,000 shares of common stock were issued in connection with a settlement of a default on a convertible promissory note. These shares were valued at $93,490.

•	41,666shares of common stock were issued in exchange of a $65,000 of convertible note.

•	5,000 shares were issued as an Employee bonus valued at $3,570.

•
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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Special Note on Forward-Looking Statements. Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

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

We have incurred losses and experienced negative operating cash flow since our inception. For the twelve month period ended December 31, 2006 and 2005, we had net losses attributable to common shareholders of approximately $4.4 million and $15.2 million, respectively. The net loss in both periods includes conversion expenses of $1 million and $6.6 million in 2006 and 2005, respectively, offset by revaluation income $3.5 million and $1 million in 2006 and 2005, respectively, in connection with the repricing of the conversion ratios of convertible debenture issues and of warrant conversion prices. We also wrote down the advances to Filco of $4.7 million and $2 million in 2006 and 2005, respectively (See Note 13 in the financial statements). We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenue and result in additional losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with several prospective lenders, we do not currently have commitments for these funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms.

Restatement

We have determined, after consultation with our independent registered public accounting firm, that a restatement of our financial statements for the year ended December 31, 2006 filed on Form 10-KSB on April 16, 2007, together with our quarterly report on Form 10-QSB for the period ended September 30, 2006 was necessary due to the issuance of Modification Agreements, 2% Unsecured Convertible Debentures and Stock Purchase Warrants to the note holders of the October 2005 private placement of $1,548,000 in full settlement of liquidated damages resulting from our not filing a registration statement for the shares and warrants underlying the private placement, which were not recorded in our financial statements. In July 2006, we issued 2% Unsecured Convertible Debentures aggregating $359,549 and Stock Purchase Warrants to acquire 110,808 shares of our common stock at $1.65 per share. The conversion price of the shares underlying the note was $1.56. Both the conversion price and the warrants purchase price have been adjusted to $.45 due to the pricing of the February 20, 2007 private placement.

On April 30, 2007, the Company also determined that a restatement of its December 31, 2006 financial statements on Form 10-KSB, together with its quarterly reports on Form 10-QSB for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 was necessary to correct an error in accounting for derivatives associated with the private placement of 1,640,000 shares of common stock in November 2004, which was accompanied by warrants to purchase common stock.

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Liquidity constraints and limited access to additional capital for production in 2004 and 2005 and the unexpected death of our Chief Executive Officer and President, Peter Amico in August 2006 have limited production and sales of omni-directional technology. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

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

Operating and Administrative Expenses.

Operating and administrative expenses which include administrative salaries, depreciation and other expenses for the twelve month period ended December 31, 2006 totaled $4.7 million which represents an decrease of approximately $400,000 from $5.1 million incurred in the twelve month period ended December 31, 2005. The decrease is primarily due to recording of stock option expenses of $1.1 million in 2005, compared to $76,000 in 2006, partially by additional expenses relating to the increase in production of our SIDEWINDER ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Loss Attributable to Common Shareholders.

Loss attributable to common shareholders for the twelve months ended December 31, 2006 was approximately $(4.4) million compared with a loss of $(15.2) million for the same period in 2005. The decrease is due primarily to the recording of stock option expenses of approximately $1.1 million in 2005, compared with $76,000 in the current period, and conversion expense recorded in the twelve months ended December 31, 2005 of approximately $6.6 million compared with $1.0 million in 2006. Additionally, we recorded revaluation income of $3.5 million in 2006 compared with $1 million in 2005 in connection with the repricing of certain conversion ratios of convertible debenture issues and of warrant conversion prices. We also wrote down the remaining Filco advance of $2. million during 2006 compared with $4.7 million in 2005. We also recorded approximately $300,000 of deemed dividend expense in each year.

Research and Development

We incurred $519,134 and $544,933 in research and development expenses during the year ended December 31, 2006 and 2005, respectively. Research and development activities during fiscal 2005 primarily involved continued testing and evaluation of omni-directional components and preparing these components for production in 2005. Our wheel design was changed from the "concept" to "production" phase. This was and is an ongoing process between our Company and a vendor’s engineers to insure manufacturability. The motors and controllers were designed and/or changed in design in order to meet ANSI (American National Standards Institute) and UL (Underwriters Laboratories) testing requirements. Danaher and us revised the algorithms used in the motor controllers as well the microprocessor that runs the machines. Research and development activities also included further changes to existing designs and new designs that were patented or for those patents with pending applications. Portions of the costs we incurred due to testing and research and development were charged to the US Navy contract as provided therein.

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

As of December 31, 2006, our working capital deficit was $3,037,686. Fixed assets, net of accumulated depreciation, and total assets, as of December 31, 2006 and 2005, were $283,920 and $190,893, respectively. Current liabilities as of December 31, 2006 were $5,489,101 compared with $6,186,390 as of December 31, 2005.

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

In July 2006 we issued 2% Unsecured Convertible Debentures to the investors in the October 2005 financing, aggregating $359,549 and Stock Purchase Warrants to acquire 110,808 shares of our common stock at $1.65 per share, in full settlement of liquidated damages resulting from our not filing a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities. The conversion price of the shares underlying the note was $1.56. Both the conversion price and the warrants purchase price have been adjusted to $.45 due to the pricing of the February 20, 2007 private placement.

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

Recent Accounting Pronouncement

The Financial Accounting Standards Board (FASB) has recently issued “FASB Staff Position EITF 00-19-2 which modifies the accounting treatment of derivatives that flow from financings involving embedded derivatives. This Staff Position is effective for financial statements for periods beginning January 1, 2007. Management believes that this will cause some change in the way we account for derivatives. Management is evaluating this position and has not made a determination as to the effective it will have on our financial statements.

The Company has reviewed other accounting pronouncements issued during 2006 and has concluded that they will have no effect on our financials statements.

RISK FACTORS

In addition to other information contained in this Form 10-KSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE MAY NEVER BECOME PROFITABLE AND CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE OUR INCEPTION.

We may never become profitable because we have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2006 and 2005, we had a net loss attributable to common stockholders of approximately $(4.4 million) and $(15.2 million), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We anticipate that our cash requirements to fund operating or investing cash requirements over the next 12 months will be greater than our current cash on hand. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. We do not currently have commitments for additional funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next 12 months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

We had 24,376,887 shares of common stock outstanding as of April 12, 2007, and we had convertible notes which require the issuance of 5,336,740 additional shares of common stock pursuant to our May and October 2005 private placements and 20740 note issuances, in which the conversion price has been adjusted resulting from the February 20, 2007 issuance of $3,734,040 Secured Convertible Promissory Notes, convertible into 8,297,867 additional shares of common stock at $0.45 per common share. Additionally, warrants which require the issuance of 10,494,131 additional shares of common stock pursuant to our November 2004, and February, May, and October 2005 private placements and 2006 note issuances. Further, we issued 16,959,726 warrants in connection with the February 20, 2007 issuance of $3,734,040 Secured Convertible Promissory Notes. Further, we often issue common stock and warrants in exchange for fees and services at a discount to the market price of our common stock at the time of such issuance. This results in a large number of shares, which have been issued, a large number of shares underlying our warrants and other convertible securities that are or may be available for future sale, and may create an overhang of securities for sale. The sale of these shares which were or will be issued upon exercise or conversion of our securities at a discount to the market price of our common stock at the time of issuance may depress the market price of our common stock and is dilutive to shareholder value.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Airtrax, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in accordance with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, at December 31, 2006, the Company had a working capital deficiency of $3.0 million as well as an accumulated deficit of $29.5 million. In addition, the Company has had a continuing record of losses. These factors among other things, discussed in Notes 15 to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/S/ Robert G. Jeffrey, Certified Public Accountant

Robert G. Jeffrey, Certified Public Accountant

May 2, 2007
Wayne, New Jersey

AIRTRAX, INC.

Balance Sheets

As of December 31, 2006 and 2005

Assets	2006	2005
Current Assets:	(Restated)
Cash	$327,737	$19,288
Accounts receivable	50,704	94,357
Inventory	1,049,457	2,005,139
Vendor advance	103,628	163,517
Deferred tax asset	919,889	977,302
Total current assets	2,451,415	3,259,603
Property and Equipment, net of accumulated
depreciation of $339,216 and $301886, respectively	283,920	190,893
Other Assets Advances to Filco Gmbh	-	2,000,000
Patents, net	148,151	154,263
Deferred charges	-	388,392
Other	65	65
Total other assets	148,216	2,542,720
Total Assets	$2,883,551	$5,993,216
Liabilities and Shareholders’ Deficiency
Current Liabilities:
Accounts payable	$1,097,361	$885,463
Notes payable, shareholder	75,713	186,961
Convertible notes payable	2,129,797	-
Obligation for outstanding options	1,407,299	1,330,948
Warrant and conversion option liability	316,958	3,516,462
Accrued liabilities	461,973	266,556
Total current liabilities	5,489,101	6,1 86,390

Convertible Notes Payable	557,797	2,048,000
	-	-
Total Liabilities	6,046,898	8,234,390
Shareholders’ Deficiency;
Preferred stock, no par value; 5,000,000 shares authorized,
275,000 issued and outstanding	12,950	12,950

Common stock, no par value; 100,000,000 shares authorized,
24,260,352 and 21,939,360 shares issued and outstanding, respective	25,133,164	21,712,179

Additional paid-in capital, warrants	1,194,725	1,042,400
Accumulated Deficit	(29,504,186)	(25,008,703)
Total shareholders' (deficiency)	(3,163,347)	(2,241,1 74)

Total Liabilities and Shareholders' Deficiency	$2,883,551	$5,993,216
	-	-

The accompanying notes are an integral part of these consolidated financial statements

AIRTRAX, INC.
Statements of Operations
For the Years Ended December 31, 2006 and 2005
(Audited)

	2006	2005
	(Restated)
Revenues	$1,346,913	$718,842
Cost of sales and services performed	1,470,542	729,080
Gross profit	(123,629)	(10,238)
Operating Expenses General and administrative costs	4,686,763	5,057,596
Impairment of Filco advances	2,000,000	4,700,839
Total operating expenses	6,686,763	9,758,435
Operating loss	(6,810,392)	(9,768,673)
Other Income and Expenses Conversion expense	(1,009,069)	(6,571,454)
Interest expense	(230,149)	(488,342)
Revaluation income	3,534,179	993,837
Other income and expense	(2,255)	31,741
Loss before income taxes and preferred stock expenses	(4,517,686)	(15,802,891)
IncomeTax Benefit	437,803	867,413
Loss before dividends	(4,079,883)	(14,935,478)
Deemed dividends on preferred stock	(303,100)	(274,978)
Net loss attributable to common shareholders	(4,382,983)	(15,210,456)
Preferred stock dividend paid	(112,500)	(51,563)
Deficit accumulated	$(4,495,483)	$(15,262,019)
Net loss per share;

Loss attributable to common shareholders	$(4,382,983)	$(15,210,456)
Preferred stock dividends	68,750	68,750
Loss allocable to common shareholders	$(4,451,733)	$(15,279,206)
Net loss per share; basic and diluted	$(0.19)	$(0.73)
Weighted average common shares outstanding - Basic and diluted	23,068,165	20,951,187

The accompanying notes are an integral part of these consolidated financial statements

AIRTRAX, INC.
Statement of Changes in Shareholders’ Deficiency

For the Years Ended December 31, 2006 and 2005

Restated

	Common Shares	Common Amount	Preferred Shares	Preferred Amount	Warrants	Accumulated Deficit	Total
Balance at December 31, 2004	15,089,342	$9,780,454	275,000	$12,950	$1,042,400	$(9,746,684)	$1,089,120
Shares issued in private placement	68,750	55,000	-	-	-	-	55,000
Warrants exercised	593,000	718,486	-	-	-	-	718,486
Options exercised	45,000	19,619	-	-	-	-	19,619
Shares issued for services	291,695	735,387	-	-			735,387
Employee stock awards	20,000	48,000	-	-	-	-	48,000
Shares issued in lieu of rent	19,200	48,000	-	-			48,000
Issuance of shares sold in prior year	1,749,827	1,401,172	-	-	-	-	1,401,172
Shares issued in settlement of interest	28,453	66,295	-	-			66,295
Transfer from liability on exercise of warran	-	181,000	-	-			181,000
Conversion of convertible debt	3,846,154	4,277,500	-	-	-	-	4,277,500
Conversion benefit capitalized	-	3,596,154	-	-	-	-	3,596,154
Shares issued for Filco investment	187,939	458,571	-	-	-		458,571
Dividends on preferred stock	-	-	-	-	-	(51,563)	(51,563)
Preferred stock dividend		326,541		-		-	326,541
Net Loss	-		-	-		(15,210,456)	(15,210,456)
Balance at December 31, 2005	21,939,360	$21,712,179	275,000	12,950	$1,042,400	$(25,008,703)	$(2,241,174)
Warrants issued in connection with convertible debt	-	-	-	-	$152,325	-	$152,325
Employee stock awards	75,000	$115,470	-	-	-	-	115,470
Shares issued for services	651,257	859,856	-	-	-	-	859,856
Shares issued to directors	145,000	222,500	-	-	-	-	222,500
Shares issued in settlement of Note defaultt	184,000	93,490	-	-	-	-	93,490
Conversion of convertible debt	811,033	1,204,519	-	-	-	-	1,204,519
Shares issued for preferred dividend	418,979	415,610	-	-	-	-	415,610
Shares issued for cash	35,723	65,500	-	-	-	-	65,500
Proceeds from warrant extesions		117,000			-	-	117,000
Value of debt conversion priviledge		327,040				-	327,040
Dividends on preferred stock	-	-	-	-	-	(112,500)	(112,500)
Net Loss	-	-	-	-	-	(4,382,983)	(4,382,983)
Balance at December 31, 2006	24,260,352	$25,133,164	275,000	$12,950	$1,194,725	$(29,504,186)	$(3,163,347)

The accompanying notes are an integral part of these consolidated financial statements

AIRTRAX, INC.
Statements of Cash Flows
For the Years Ended December 31, 2006 and December 31, 2005

	2006	2005
Cash flows from operating activities:	(Restated)
Net loss	$(4,382,983)	$(15,210,456)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation and amortization	69,019	59,500
Cost of conversion	961,569	7,068,174
Common stock issued as payment for services	1,197,826	836,500
Options granted for services	76,351	1,082,250
Cost of settling liquidated damages	424,426
Value of converted interest	66,464
Loss on abandonment of vehicle	2,443
Accrued interest on shareholder advances	4,693	4,015
Value of shares issued to settle liabilities	93,490	149,589
Deemed dividend on preferred stock	303,100	274,978
Decrease in accual of deferred tax benefit	7,413	(752,888)
Revaluation of warrant liabilities	(3,534,179)	(992,757)
Impairment of Filco investment	2,000,000	4,700,839
Change in assets and liabilties; Decrease (increase) in accounts receivables	43,653	(205,857)
Decrease in advances	59,889	-
Decrease( increase) in inventory	955,682	(1,295,858)
Increase in accounts payable	211,898	490,504
Increase in accrued liabilities	569,713	89,592
Net cash used in operating activities	(869,533)	(3,701,875)
Cash flows from investing activities: Acquisitions of equipment	(151,577)	(150,806)
Additions to patent cost	(6,800)	(42,861)
Advances to Filco	-	(3,605,881)
Net cash used in investing activities	(158,377)	(3,799,548)
Cash flows from financing activities: Proceeds from converted debt	1,219,800	4,277,500
Proceeds from the sale of common stock	65,500	55,000
Proceeds from convertible debt	-	1,659,138
Proceeds from notes payable to related parties	35,000	151,493
Payment of notes payable to related parties	(100,941)	(2,002)
Proceeds from exercise of warrants	117,000	718,486
Proceeds from exercise of options	-	19,619
Net cash provided by financing activities	1,336,359	6,879,234
Net increase (decrease) in cash	308,449	(622,189)
Cash, beginning of year	19,288	641,477
Cash, end of year	$327,737	$19,288

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

The Company has incurred losses since its inception. Until the end of 2004, these losses were financed by private placements of equity securities. During 2005 and 2006, the Company obtained financing almost exclusively from the issuance of convertible debentures. The Company will need to raise additional capital through the issuance of debt or equity securities to continue to fund operations.

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

Stock Options

Stock options are occasionally awarded to employees, directors and outside parties as compensation for services. Such awards have been immediately exercisable. The Company adopted SFAS 123R, “Share Based Payment” and SFAS 148, “Accounting for Stock Based Compensation - Transition and Disclosure” on January 1, 2006. Prior to 2006, these awards were accounted for under the intrinsic method as permitted by Accounting Principles Board Opinion No. 25.

The following presents information ($000 omitted) about the net loss and loss per share of the year 2005 as if the Company had applied the provisions of SFAS 123R and 148 to all options granted during the year 2005.

Net loss as reported	$(15,210)
Less: Stock-based employee compensation
determined under the Intrinsic Method	1,082
Add: Stock bases compensation determined
under the Fair Value Method	(1,105)
Pro forma net loss	$(15,233)
Loss per share:
Basic and diluted as reported	$(.73)
Basic and diluted-pro forma	$(.73)

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

On April 25, 2007 we have determined, after consultation with our independent registered public accounting firm, that a restatement of our financial statements for the year ended December 31, 2006 filed on Form 10-KSB on April 16, 2007, together with our quarterly report on Form 10-QSB for the period ended September 30, 2006 was necessary due to the issuance of Modification Agreements, 2% Unsecured Convertible Debentures and Stock Purchase Warrants to the note holders of the October 2005 private placement of $1,548,000 in full settlement of liquidated damages resulting from our not filing a registration statement for the shares and warrants underlying the private placement, which were not recorded in our financial statements. In July 2006, we issued 2% Unsecured Convertible Debentures aggregating $359,549 and Stock Purchase Warrants to acquire 110,808 shares of our common stock at $1.65 per share. The conversion price of the shares underlying the note was $1.56. Both the conversion price and the warrants purchase price have been adjusted to $.45 due to the pricing of the February 20, 2007 private placement.

In addition, on March 15, 2007, management of the Company determined, after consultation with its independent registered public accounting firm, that a restatement of its Quarterly Reports on Form 10-QSB for the three and six months ended June 30, 2005 and the three months ended March 31, 2005 was necessary in light of the Company’s review of its accounting for derivatives and based on recent interpretations of the accounting for certain financial instruments under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and the Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”).

On April 30, 2007, the Company also determined that a restatement of its December 31, 2006 financial statements on Form 10-KSB, together with its quarterly reports on Form 10-QSB for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 was necessary to correct an error in accounting for derivatives associated with the private placement of 1,640,000 shares of common stock in November 2004, which was accompanied by warrants to purchase common stock.

The Company concluded that its 8% Series A Convertible Promissory Notes (“Notes”) and the Class A and Class B Warrants (collectively, the “Warrants”) issued to certain accredited and/or qualified nstitutional purchasers pursuant to that certain Subscription Agreement (the “Subscription Agreement) dated as of February 11, 2005 contained embedded derivatives due to the registration rights and liquidated damages provisions contained in the Subscription Agreement. The embedded derivative provisions provided that the Company will pay liquidated damages in connection with the delay in filing of a registration statement on Form SB-2 in the event that the Company did not file such registration statement which registers the shares of the Company’s common stock underlying the Notes and the Warrants, or cause the Securities and Exchange Commission to declare such registration statement effective, each within specified time frames as set forth in the Subscription Agreement. Accordingly, the Company determined that it should take action to prevent future reliance on previously issued financial statements set forth in its Quarterly Reports on Form 10-QSB for the three and six months ended June 30, 2005 and the three months ended March 31, 2005 (collectively the “Quarterly Reports”). Such financial statements should no longer be relied upon.

In particular, the Company will restate its financial statements contained in the Quarterly Reports to reflect the reduction in preferred stock outstanding, preferred stock dividend expense and deemed dividend expenses recorded in 2005 and 2006. In addition, the Company will restate its financial statements contained in the Reports to reflect a liability in connection with issuance of the Notes and the Warrants that contained an embedded derivative and conversion privileges, as of March 31, 2005 and June 30, 2005, and will restate its quarterly report for the period ended September 30, 2006 for the issuance of the Modification Agreements, 2% Unsecured Convertible Debentures and Stock Purchase Warrants to the note holders of the October 2005 private placement.

The effect on the Company’s previously issued audited December 31, 2006 financial statements are summarized as follows:

	Previously	Increase		As
	Reported	(decrease)		Restated
General and Administrative expense	$4,452,179	$(234,584(A	))	$4,686,793
Operating Loss	(6,575,808)	$(234,584)		(6,810,392)

Revaluation Income	3,054,716	135,478 (A	)	3,534,179
		343,985 (D	)

Loss before income taxes	(4,762,565)	244,879		(4,517,686)

Net loss attributable to common shareholders	$(4,627,862)	$244,879		$(4,382,983)

Loss per share-basic and diluted	$(.18)	$(.01) (B	)	$(.19)

Balance Sheet as of December 31, 2006:

	Previously Reported	Increase (Decrease)	Restated

Current Assets	$2,451,415	$--	$2,451,415
All Other Assets	432,136	--	432,136
Total Assets	$2,883,551	--	$2,883,551

		48,790(D)

Warrant and Conversion Option Liability	$249,971	18,197(C	)	$316,958
Accrued Liabilities	740,613	(278,640(C	))	461,973
Total Current Liabilities	5,700,754	(211,653)		5,489,101
Long Term Debt	198,248	359,549(C	)	557,797
Total Liabilities	5,899,002	147,896		6,046,898
Stockholders’ Deficit:
Common Stock	25,133,164	--		25,133,164
Warrants	1,587,500	(392,775)(D	)	1,194,725
Preferred stock	12,950	--		12,950
Accumulated deficit	(29,749,065)	244,879(A	)	(29,504,186)
Total Stockholders’ Deficiency	(3,015,451)	(147,896)		(3,163,347)
Total Liabilities and Shareholders’ Deficiency	$2,883,551	$--		$2,883,551

(A) Effect on the statement of Operations due to the settlement of liquidated damages.

(B) Deemed dividends on preferred stock were previously omitted from this calculation.

(C) Effect on the liabilities due to the settlement of liquidated damages.

(D) Correction of accounting for derivatives contained in the November 2004 issuance of common stock with accompanying warrants.

3. RELATED PARTY TRANSACTIONS

The Chairman of the Board of Directors made periodic loans to the Company during 2006. The loans did not accrue interest and were due on demand. The combined loans amounted to $35,000. The unpaid balance of principal on these loans at December 31, 2006 was $0. The Majority shareholder of the corporation and the Company President has made loans to the Company from time to time. Certain related notes accrued interest at 12% and are due on demand. The combined unpaid balance of principal and interest on these notes at December 31, 2006 was $75,713.

During 2006, the Board of Directors received 145,000 shares for services as directors; these were valued at $222,500, reflecting the fair market value of the stock at time of award.

On August 25, 2006, the Company’s CEO, President and Chairman (“President”) died. The President’s employment contact expired on June 30, 2006 and was not renewed. The employment agreement did not provide for the exercise of the options upon death. The options granted in 2004 to the president were 550,000 options, valued at $187,500 and in 2005 he President was granted 750,000 options, valued at $975,000. Subsequent to his death, the Board of Directors extended for one year from the date of the termination of the employment contract, the time during which the options can be exercised.

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

	2006		2005
	Weighted		Weighted
	Average		Average
	Exercised		Exercised
	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,375,000	$.80	620,000	$.73
Options granted during year	350,000.46		800,000.83
Options exercised during year	(7,500)		(45,000)	.44
Options outstanding at end of year
	1,715,500	$.73	1,375,000	$.80

Weighted average Fair Value of options granted		$0.34		$1.37

Weighted average remaining life of outstanding options - years		4.79		4.33

5. PRIVATE PLACEMENT OFFERINGS

During 2006, there have been five issuances of convertible debt. None contains a liquidated damages provision. The first, $819,800 of 8% convertible debt, has been converted into equity, along with associated interest, at $1.56 per share, resulting in the issuance of 534,352 additional shares of stock. This issue was accompanied by an equal number of warrants, exercisable at $1.75 for a period of five years.

A second 2006 issue was $400,000 of 12% convertible debt due October 20, 2006. After commissions, the Company received net proceeds of $342,500. The debt is convertible to stock at $1.56 per share. The issue was accompanied by 282,052 warrants exercisable at $1.56 for five years.

The third and fourth issues, of 4% convertible debt, which totaled $198,248, were made in settlement of liquidated damages associated with a November, 2004 issue, as described in Note 12.

In July 2006, we issued 2% Unsecured Convertible Debentures aggregating $359,549 and Stock Purchase Warrants to acquire 110,808 shares of our common stock at $1.65 per share. The conversion price of the shares underlying the note was $1.56. Both the conversion price and the warrants purchase price have been adjusted to $.45 due to the pricing of the February 20, 2007 private placement.

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

On March 1, 2006, the Company issued $150,000 of 4% Convertible Notes due March 1, 2008, accompanied by 48,077 warrants to purchase common stock at $1.65 over a five year period. On June 30, 2006, the Company issued an additional $48,248 in 4% convertible notes due September 30, 2008, accompanied by 24,124 warrants exercisable at $1.65 per share over five years in settlement of the liquidated damages described above. These notes are also convertible at $1.56 over two years. As of June 30, 2006, all damages payable to all of the investors in the Company’s November 2004 private placement have been settled, and pursuant to a modification agreement which the Company entered into with such investors on March 1, 2006 and June 30, 2006, no liquidated damages will accrue for the non-effectiveness of the registration statement after the date of the modification agreements.

The Company’s private placements of convertible notes and common stock purchase warrants in 2005 contained liquidated damages provisions, one of which has been settled as discussed above. For the two other financings, February and May, no liquidated damages have accrued despite the fact that the shares underlying the notes and warrants issued in such private placements have not been registered, since the payment of damages is linked to the effectiveness of the registration statement which was initially filed in February 2005 and said registration statement has been withdrawn.

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

One of these debt issues ($5,000,000) yielded proceeds of $4,277,500 and was converted in 2005 into 3,846,154 shares of common stock; this issue was sold with warrants to purchase 2,884,616 shares of common stock. The remaining issues that have not yet been converted to stock, bear interest at 8% and have two year conversion terms. They are further described below:

Balance of 2005 convertible notes and Warrants issuances;
			Exercise
Remaining debt	Conversion Price	Warrants	Price
$ 246,797	$.45	384,615	$.45
1,483,000	$.45	774,000.45
$ 1,729,797

Balance of 2006 convertible notes and Warrants issuances;
			Exercise
Remaining debt	Conversion Price	Warrants	Price
$ 150,000	$1.56	48,077	$1.56
48,248	$1.56	24,124	$1.56
400,000	$.45	282,051	$.45
359,549	$.45	110,808.45
$ 957,797

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

There were three private placement offerings during 2005. Under the provisions of the first of these offerings, penalties will not accrue as the registration requirements of that offering have been satisfied. Under the second such offering, there is no provision for penalties. Under the third such offering, penalties began to accrue on March 18, 2006, and would have accrued for a period of nine months. A settlement was reached with the investors of this issue on July 21, 2006, under which the penalties were cancelled in exchange for $359,549 of convertible debt, which is described in Note 12.

On February 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited and/or qualified institutional investors pursuant to which we sold an aggregate of $3,734,040 principal amount secured convertible debentures (the "Debentures") convertible into shares of our common stock, no par value (the "Common Stock") at a conversion price equal to $0.45 (the "Conversion Price"), for an aggregate purchase price of $3,219,000. In addition, the Company issued to the investors (i) warrants to purchase 8,297,866 shares of the Company’s Common Stock (the "Warrants") at an exercise price equal to $0.54 per share, which represents 100% of the number of shares issuable upon conversion of the Debentures; (ii) callable warrants to purchase 4,148,933 shares of our Common Stock at an exercise price equal to $0.75 per share, which represents 50% of the number of shares issuable upon conversion of the Debentures; and (iii) callable warrants to purchase 4,148,933 shares of our Common Stock at an exercise price equal to $1.25 per share, which represents 50% of the number of shares issuable upon conversion of the Debentures (collectively, the "Callable Warrants"). (see “Note 16 Subsequent Events”)

Previous Convertible Issues and the warrants accompanying the November 2004 private placement of common stock contain “Most Favored Nations” clauses that guaranteed the investors that subsequent issues of stock or notes would not be made on more favorable terms. If the Company subsequently issues any shares of common stock or securities convertible or exercisable into common stock at a per share purchase price which is less than the conversion or exercise prices of outstanding notes and warrants, such conversion or exercise prices would be adjusted downward in accordance with their respective terms. As a result of the issuance of the convertible notes on February 20, 2007, the following warrant and conversion prices were adjusted:

1.
The exercise price of the warrants associated with the May 2005 convertible debenture offering and the conversion price of that offering, which were previously adjusted to $1.56 per share, are now set at $0.45.

2.	The conversion price of the October 2005 issuance of the convertible debentures, which was previously adjusted from $2.00 per share to $1.56 per share, is now set at $0.45.

3.	The exercise price of the warrants issued pursuant to the October 2005 debenture offering, which was previously adjusted from $3.25 per share to $1.56 per share, is now set at $0.45

4.	The exercise price of the warrants associated with the November 2004 stock offering was adjusted form $1.25 per share to $0.45 per share

5.	The exercise price associated with the July 2006 convertible debentures was adjusted form $1.56 per share to $0.45 per share

6.	The warrant exercise price associated with the warrants issued with the July 2006 convertible debentures was adjusted from $1.65 per share to $0.45 per share.

The  affect of these changes will be included in the calculation of revaluation income during the first quarter of 2007.

6. PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock, without par value. At December 31, 2005, 275,000 of these shares had been issued. Each of these shares entitles the holder to a 5% cumulative dividend based on a $5 per share stated value. If sufficient cash is not available, or at the option of the shareholder, these dividends may be paid in common stock. This issue of preferred stock also provides the shareholder with 10 votes for each share of preferred stock. The holder of this preferred stock is a corporation wholly owned by the estate of the Company’s former President and Chairman.

Dividends of $68,750 accrued on the preferred stock during each of the years 2002 through 2006. Cash dividends of $131,771 were paid during 2004. A stock dividend of 136,041 common shares will be paid in 2007, satisfying $51,563 of the unpaid dividends. In addition, common shares will be issued in 2007 to satisfy $112,500 of unpaid dividends. The balance of unpaid dividends at of December 31, 2006 was $47,916.

On March 21, 2007,the Company determined, after consultation with its independent registered public accounting firm, that a restatement of its financial statements for the year ended December 31, 2005 filed on Form 10-KSB is necessary due to the issuance of the Company’s preferred stock as payment of dividends in lieu of cash dividends on April 1, 2005 with respect to previously issued shares of preferred stock. The Company’s original Articles of Incorporation, as amended, including on April 30, 2000, do not allow the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock which were issued to the holder on April 1, 2005 were issued in error

The Company’s Articles of Incorporation, as amended, including on April 30, 2000, similarly do not support the calculation used by the Company in determining the number of shares of common stock used to pay preferred stock dividends. The difference being the date used in determining the stock price at the end of each preferred dividend period, as opposed to the lowest common stock price during the preferred dividend period, subject to a 70% discount, for calculating the number of common shares issued as payment of the period’s preferred stock dividend. Accordingly, the number of shares were greater than the number of shares required, and were issued in error resulting in increased preferred dividend expenses and preferred stock equity. The Company has determined that the number of shares deemed the equivalent of the preferred stock dividend will be recalculated based on the Company’s Articles of Incorporation, as amended, including on April 30, 2000. (see “Note 2 Restatements”)

The Company has determined that the number of shares deemed the equivalent of the preferred stock dividend will be recalculated based on the Company’s Articles of Incorporation, as amended, including on April 30, 2000. Accordingly, the Company will issue 136,041 shares of common stock to the sole holder of the preferred stock as payment of $51,561 of preferred stock dividends less other adjustments resulting from the recalculation of the number of common shares required to pay preferred stock dividends, subsequently approved. During the period January 1, 2003 through June 30, 2006, 200,238 shares of common stock were issued in excess of the amount required.

7. SHARES ISSUED FOR SERVICES

Stock options were granted to two Company employees during 2006 and 2005. In addition, there were shares awarded as compensation for other services. These issuances for 2006 are detailed below by type of service performed.

The following shares were issued for services in 2006

	Number of	Grant	Price at	Value at
Services Rendered	Shares	Date	Date	Grant Date
Employee awards	32,500	1/26	$1.64	$53,250
Investor relations	22,500	1/26	2.13	47,925
Professional Services	2,500	1/26	2.20	5,500
Professional Services	6,712	2/1	1.57	10,534
Legal Services	25,000	2/5	1.95	48,750
Professional Services	5,000	2/9	1.73	8,650
Product Development services	30,000	2/28	1.49	44,700
Marketing services	25,000	3/27	1.08	27,000
Software Consulting services	1,440	3/22	1.31	1,886
Legal Services	1,304	3/22	1.51	1,969
Investor relations	85,000	4/12	1.49	126,650
Professional Services	5,847	4/12	1.49	8,712
Employee awards	25,000	4/12	1.49	37,253
Professional Services	5,599	5/1	1.64	9,182
Director awards	145,000	5/1	1.53	222,500
Investor relations	26,000	5/10	1.27	33,020
Professional Services	6,142	5/10	1.27	7,804
Professional Services	26,000	5/11	1.30	33,800
Investor relations	15,000	6/1	1.64	24,600
Professional Services	22,900	6/5	1.80	41,220
Marketing services	10,000	6/22	1.85	18,500
Professional Services	6,750	6/22	1.85	12,488
Professional Services	25,000	6/30	1.90	47,500
Professional Services	15,000	7/1	1.27	19,050
Professional Services	13,560	9/9	1.31	17,764
Employee awards	12,500	9/28	1.71	21,400
Investor relations s	75,000	9/28	1.61	120,736

Professional Services	100,000	10/9	.75	74,800
Marketing services	35,000	10/20	.71	24,990
Legal Services	10,000	10/20	.71	7,140
Professional Services	49,000	10/20	.84	34,986
Employee awards	5,000	10/20	.84	3,570
Total shares issued for services	871,257			1,197,826

The following shares were issued for services in 2005

	Number of	Grant	Price at	Value at
Services Rendered	Shares	Date	Date	Grant Date
Advertising	5,000	2/24	2.50	12,500
Lega1 services	11,000	5/2	2.78	30,580
Financial consulting	100,000	5/6	2.60	260,000
Legal services	50,000	5/6	2.60	130,000
Investor relations	15,000	4/1	2.40	36,000
Public relations	20,000	5/1	2.55	51,000
Facility search	5,000	5/1	2.55	12,750
Marketing services	9,009	7/29	2.25	20,270
Investor relations	15,000	9/6	2.25	33,750
Financial services	2,500	12/1	2.60	6,500
Investor relations	21,186	12/9	2.35	49,787
Public relations	18,000	12/9	2.35	42,300
Investor relations	15,000	12/9	2.35	35,250
Total shares issued to consultants	286,695			728,657
Other Issuances:
Employee awards	20,000	various	2.40	48,000
Shares issued in lieu of rent	19,200	various		48,000
Shares issued as partial
compensation of financing	5,000	various		14,700
Amortization of cost of grants made
in prior periods				5,113
Total Value of stock issued for services	330,895			836,500
Value of options granted for services	-			1,082,250
Value of equity items issued for services	330,895			1,918,750

8. WARRANTS

The Company has issued warrants both as part of “stock units” and as an integral part of convertible note issues. The value of the warrants and conversion options which are classified as liabilities are revalued each reporting period. These values are determined by a Black Scholes valuation model, consistent with the requirements of SFAS No.133. The following is a schedule of changes in warrants outstanding during the years 2006 and 2005. Each of these warrants is exercisable over five year periods from dates of issuance at prices ranging from $0.45-$1.56 per share. They were recorded at fair values determined by a Black Scholes valuation model.

Balance December 31, 2004		5,537,763

Warrants issued in conjunction with issuances of convertible debt:
February issue	2,884,615
May issue	384,615
October issue	774,000	4,043,230
Awarded as partial fees to brokers:
February issue	484,615
May issue	38,462
October issue	154,800	677,877
Warrants exercised during 2005		(593,000)
Warrants voided during 2005		(200,000)
Warrants issued for services		37,688
Balance December 31 2005		9,503,558

Warrants issued in conjunction with issuances of 2006 convertible debt:

Warrants issued with $819,800 convertible debt through May, subsequently converted to equity		525,513

Warrants issued with $150,000 convertible debt, March		48,077

Warrants issued with $48,248 convertible debt, June		24,124

Warrants issued with $400,000 convertible debt, July		282,051

Warrants issued with $359,549 convertible debt, July		110,808

Total warrants issued during 2006		990,573
Balance December 31, 2006		10,494,131

9. OPERATING AND ADMINISTRATIVE EXPENSES

Details of operating and administrative expenses are presented below:

	Twelve Months ended December 31, 2006	Twelve Months ended December 31, 2005
Salaries and payroll taxes	$1,123,791	$626,450
Options expense	93,000	1,082,250
Investor relations	11,629	0
Marketing expense	228,501	272,879
Development costs	519,134	544,933
Professional fees	665,945	580,961
Consulting - administrative	411,433	610,550
Settlement expense	531,655	281,281
Liquidated damages	214,247	0
Depreciation & Amortizations	69,019	59,500
Rent	160,571	87,627
Insurance	145,379	179,739
Director awards	222,500	0
Office expense	59,617	224,235
Other expenses	230,342	507,191
Totals	$4,686,763	$5,057,596

10.	INCOME TAXES

`The Company has experienced losses each year since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years. At December 31, 2006 the Company had NOL carryforwards of $25,257,084 available for Federal taxes and $17,091,769 for New Jersey taxes. The potential tax benefit of the state NOL’s has been recognized on the books of the Company; the potential benefit of the Federal NOL’s has been offset by a valuation allowance. If not used, these Federal carryforwards will expire as follows:

2011	$206,952
2012	129,092
2018	486,799
2019	682,589
2020	501,169
2021	775,403
2022	590,764
2023	2,233,386
2024	2,493,486
2025	10,309,634
2026	6,847,810

During the year 2006, the Company realized $445,216 from the sale, as permitted by New Jersey law, of its rights to use the New Jersey NOL’s and research and development credits that had accrued during 2005. These potential New Jersey offsets for periods prior to 2006 are, thus, no longer available to the Company.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

	Current	Non-current	Total
Deferred Tax Assets	$919,889	$8,257,629	$9,177,518
Valuation Allowance	--	8,257,629	8,257,629
Balance Recognized	$919,889	$--	$919,889

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

• $819,800 of convertible debt was converted into 525,513 shares of common stock.
• $253,203 of the May 2005 convertible debt issue was converted into 180,925 shares of stock.
• $65,000 of the October, 2005 convertible debt issue was converted into 41,666 shares of common stock.

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

j)
During 2006, the Company issued 2% Unsecured Convertible Debentures aggregating $359,549 and Stock Purchase Warrants to acquire 110,808 shares of our common stock at $1.65 per share. The issuance satisfies an obligation for liquidated damages which would have totaled $278,647 by December 31, 2006.

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

On January 20, 2006, Filco filed for insolvency in Germany and a receiver was appointed. As a result, on February 7, 2006 the Company terminated the tentative agreement to acquired Filco stock and began negotiations with the receiver to acquire some or all of the Filco assets. The $6,275,881 of advances to Filco that were outstanding at December 31, 2005, were secured by liens filed against the machinery and equipment owned by Filco which in 2003 was appraised at $5,400,000, and by liens filed against its intellectual property, which had not been appraised. Due to the uncertainty of the Company’s position under German bankruptcy law, $4,275,881 of the Filco advances were written off in 2005, and the remaining $2,000,000 was written off in 2006. In addition, $413,000 of Company inventory stored at the Filco plant was abandoned and written off during 2006. During 2006, an auction of Filco assets was conducted by the receiver who did not acknowledge the Airtrax liens against property and equipment.

14. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has recently issued “FASB Staff Position EITF 00-19-2 which modifies the accounting treatment of derivatives that flow from financings involving embedded derivatives. This Staff Position is effective for financial statements for periods beginning January 1, 2007. Management believes that this will cause some change in the way the Company accounts for derivatives. Management is evaluating this position and has not made a determination as to the effective it will have on its financial statements.

The Company has reviewed other accounting pronouncements issued during 2006 and has concluded that they will have no effect on the Company's financials statements.

15.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit as of December 31, 2006 and has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to raise capital in the public and private markets.

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

In connection with the Acquisition Agreement, Mr. Filipov was to receive options to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.01. The Company did not issue such options because the Acquisition Agreement was terminated and the conditions for such issuance were never fulfilled. Mr. Filipov has indicated that he believes that the conditions were fulfilled and that the Company owe’s him the options. The Company and Mr. Filipov are endeavoring to reach a mutually acceptable settlement.

17.	SUBSEQUENT EVENTS

On February 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited and/or qualified institutional investors pursuant to which we sold an aggregate of $3,734,040 principal amount secured convertible debentures (the "Debentures") convertible into shares of our common stock, no par value (the "Common Stock") at a conversion price equal to $0.45 (the "Conversion Price"), for an aggregate purchase price of $3,219,000. In addition, the Company issued to the investors (i) warrants to purchase 8,297,866 shares of the Company’s Common Stock (the "Warrants") at an exercise price equal to $0.54 per share, which represents 100% of the number of shares issuable upon conversion of the Debentures; (ii) callable warrants to purchase 4,148,933 shares of our Common Stock at an exercise price equal to $0.75 per share, which represents 50% of the number of shares issuable upon conversion of the Debentures; and (iii) callable warrants to purchase 4,148,933 shares of our Common Stock at an exercise price equal to $1.25 per share, which represents 50% of the number of shares issuable upon conversion of the Debentures (collectively, the "Callable Warrants").

The Debentures mature on February 20, 2009. The Company may in our discretion redeem the Debentures, subject to certain equity conditions being met by us as set forth in the Debentures, at a price equal to 150% of the principal balance, accrued interest, and all liquidated damages, if any, thereon that are requested to be redeemed. The Company’s obligations under the Purchase Agreement, the Debentures and the additional definitive agreements with respect to this transaction are secured by all of our assets. The Conversion Price of the Debentures is subject to adjustments for any failure by the Company to cause the Securities and Exchange Commission (the "SEC") to declare the initial registration statement covering the shares underlying the Debentures, the Warrants and the Callable Warrants effective.

The Conversion Price of the Debentures and the respective exercise prices of the Warrants and the Callable Warrants are subject to adjustment in certain events, including, without limitation, upon the Company’s consolidation, merger or sale of all of substantially all of the Company’s assets, a reclassification of our Common Stock, or any stock splits, combinations or dividends with respect to the Company’s Common Stock.

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

On August 25, 2006, the Company’s CEO, President and Chairman (“President”) died. The President’s employment contact expired on June 30, 2006 and was not renewed. The employment agreement did not provide for the exercise of the options upon death. The options granted in 2004 to the president were 550,000 options, valued at $187,500 and in 2005 he President was granted 750,000 options, valued at $975,000. On April 11, 2007, the Board of Directors extended the option for an 18 month period commencing on the date Mr. Amico’s contract expired.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company, under the supervision and with the participation of its management, including the recently appointed principal executive officer and acting principal financial officer, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this report (the “Disclosure Controls”). Based upon the Disclosure Controls evaluation, the recently appointed principal executive officer and acting principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective in connection with preparing this Annual Report on Form 10-KSB due to a material weakness in the Company’s internal control over financial reporting, mainly its financial closing, review and analysis process and its ability to maintain adequate records. The Company determined that a restatement of its financial statements was necessary due to the issuance of convertible debentures and warrants (collectively, the “Securities”) in July 2006 for the settlement of liquidated damages from its October 2005 private placement. The Securities were not previously recorded on the Company’s books and records. Additionally, the Company determined that a correction of the accounting for the settlement of liquidated damages in July 2006, in connection with its November 2004 private placement, was also required.

The Company believes that the issues surrounding the restatement of this report, mainly the internal controls related to the financial closing, review, and analysis process and its ability to maintain adequate records has been addressed and the Company has taken steps to avoid the reoccurrence of this condition by adding additional qualified staff with SEC experience in the financial reporting and analysis area. The Company has instituted a policy requiring the controller, at the end of each quarter, to reconcile the accounting records to the securities issuance report prepared and maintained by the corporate secretary to ensure that all issuances have been properly recorded and that appropriate adjustments to previously issued securities are recorded, if necessary. The Company believes that the efforts taken by new management since the end of 2006 to strengthen the Company’s internal controls will be effective in future periods.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s internal control over financial reporting has been modified during the Company’s most recent fiscal quarter to add additional staff to address deficiencies in the financial closing, review and analysis process, and improve the Company’s record keeping, which has materially affected the Company’s internal control over financial reporting.

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

Robert Borski, Jr. - From 1982 to 2003, Mr. Borski represented the Third Congressional District of Pennsylvania for ten terms in the United States House of Representatives, where he was a senior member of the House Transportation and Infrastructure Committee and a vocal advocate for an improved national transportation system. He was awarded the American Public Transportation Association’s National Distinguished Service Award in 2002 and the Silver Order of the de Fleury Medal from the Army Engineering Association. In 2003, Mr. Borski formed Borski Associates, a government relations firm specializing in transportation and economic development issues. He is a driving force behind efforts to revitalize the North Delaware riverfront, an area of abandoned industrial sites, into a center of residential and commercial activity. Currently, Mr. Borski serves on the Board of Directors of the Northeast-Midwest Institute, an organization promoting economic vitality for Northeastern and Midwestern states, and on the Board of Directors of Pennoni Associates, a civil engineering firm. Mr. Borski received a Bachelor of Arts degree from the University of Baltimore in 1971.

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

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Amico, CEO, President & Director	2006 2005	$168,269 $303,751	$0 $0	0 0	0 $975,000	0 0	0 0	0 0	$168,269 $303,751

Nicholas Fenelli, Vice President & COO	2006 2005	$96,798 $78,202	$0 $0	0 0	$24,000 $53,500	0 0	0 0	0 0	$96,798 $78,202

Robert M. Watson. CEO, President & Director	2006 2005	$11,538 $0	$50,000 0		$45,000 0	0 0	0 0	0 0	$61,538 0

 Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2006.

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
-Robert M. Watson	-300,000	-0	-400,000	-$0.46	-Nov. 30, 2008	-0	-0	-0	-0

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made at December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
-Andrew Guzzetti	-	20,000 -	$32,800	0 -	0 -	0 -	$32,800 -
-Robert M. Watson	-	-0	-	0-	0-	0-	-
James Hudson (1)-	-	35,000-	-$52,300	0-	0-	0-	--$52,300
William Hungerville (1)-	-	35,000-	-$52,300-	0-	0-	0-	-$52,300-
D. Barney Harris-(1)	-	35,000	-$52,300-	0-	0-	0-	-$52,300-
Fil Filipov-	-	0	-	0-	0-	0-	-
Robert Borski-	-	20,000-	$32,800-	0-	0-	0-	$32,800-
Peter Amico, Jr,-	-	0 -	-	0-	0-	0-	-

(1.) Includes 15,000 shares issued for director fees earned in 2005.

EMPLOYMENT AGREEMENTS

On December 26, 2006, we entered into an Employment Agreement dated as of December 1, 2006 with Robert M. Watson, our President and Chief Executive Officer.

Pursuant to the Employment Agreement, we will employ Mr. Watson for a period of 2 years commencing December 1, 2006 unless terminated upon 30 days prior written notice by either party pursuant to the terms set forth therein. From December 1, 2006 through November 30, 2007, Mr. Watson will be paid an annual base salary of $150,000 (“Base Salary”). In addition, Mr. Watson was paid a start-up bonus in the amount of $50,000 for services rendered by him to our company prior to the execution of the Employment Agreement and Mr. Watson will be issued options to purchase 300,000 shares of our common stock at a price equal to $0.46 per share. From December 1, 2007 through November 30, 2008, Mr. Watson’s Base Salary will increase to $200,000 per year. On December 1, 2007 and June 1, 2008, Mr. Watson shall be issued options to purchase 200,000 and 200,000 shares of our common stock, respectively, each at a price equal to $0.46 per share. Further, Mr. Watson will be eligible to earn an annual cash bonus at the discretion of our Board of Directors based on meeting performance objectives and bonus criteria.

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

• by each person who is known by us to beneficially own more than 5% of our common stock;
• by each of our officers and directors; and
• by all of our officers and directors as a group.
NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Robert M. Watson	Common Stock	320,000 (4)	1.30%
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

D. Barney Harris	Common Stock	221,562	*
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

James Hudson	Common Stock	140,800 (3)	*
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

William Hungerville	Common Stock	221,000	*
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

Fil Filipov	Common Stock	60,000	*
200 Freeway Drive, Unit 1 Blackwood, NJ 08012

Andrew Guzzetti	Common Stock	190,000	*
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

Peter Amico, Jr.	Common Stock	52,500	*
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

Robert Borski, Jr.	Common Stock	78,504	*
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

Nicholas Fenelli	Common Stock	138,500	*
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

All Officers and Directors	Common Stock	1,442,866	5.9%
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

(4) Includes 300,000 options for common stock issued in connection with Mr. Watson’s employment contract dated December 1, 2006.

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

Arcon is entitled to a 5% dividend on the 275,000 shares of preferred stock which it owns. This dividend is based on preferred stock value of $5 per share. The holder of the preferred stock has the right to elect to receive its dividends in common stock in lieu of cash. The dividends accrued through 2001 have been satisfied. Dividends accrued subsequent to 2001 have been paid partly in cash and partly by the issuance of common stock, as follows:

Dividends accrued during 2002 - 2005		$275,000
Cash payment during 2004	$131,771
Dividend to be paid in common stock	51,562	183,333
Balance unpaid at 12/31/05		91,667

Dividends accrued during 2006		68,750
Dividends paid in 2006 in common stock		112,500
Balance unpaid at 12/31/06		$47,917

The 51.562 amount was originally satisfied by the issuance of 100,000 shares of preferred stock. Early in 2007 it was determined that the issuance of preferred stock to satisfy preferred dividends is not permitted by the certificate of incorporation. The 100,000 preferred shares were, therefore, retrieved and will be replaced in 2007 by 136,041 shares of common stock. The $112,500 dividend payment will be made in 2007 by the issuance of 218,742 shares of common stock.

The financial statements at December 31, 2004 reflect 275,000 shares of preferred stock outstanding and disclosed that an additional 100,000 shares of preferred stock were deemed the equivalent of 221,892 shares of common stock that would have been required to settle an equivalent amount of preferred dividends. We have determined that the number of shares deemed the equivalent of the preferred stock dividend and has been recalculated based on our Articles of Incorporation, as amended, including on April 30, 2000. Accordingly, we will issue 136,041 shares of common stock to the sole holder of the preferred stock as payment of $51,562 of preferred stock dividends less other adjustments resulting from the recalculation of the number of common shares required to pay preferred stock dividends, subsequently approved. During the period January 1, 2003 through June 30, 2006, 200,238 shares of common stock were issued in excess of the amount required.

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

3.4	Amended and Restated By-Laws , filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1999 and incorporated herein by reference.

4.1	Form of Common Stock Purchase Warrant issued to investors pursuant to the May 2004 private placement. (To be filed at a later date)

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

10.23	Form of Subscription Agreement of Airtrax, Inc. dated as of February 13, 2006, filed as an exhibit to the Current Report on Form 8-K filed on February 27, 2006 and incorporated herein by reference.

10.24	Series D Unsecured Convertible Debenture of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on February 27, 2006 and incorporated herein by reference.

10.25	Form of Stock Purchase Warrant of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on February 27, 2006 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the acting Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

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

AIRTRAX, INC.

Date: May 3, 2007	By: /s/ ROBERT M. WATSON Robert M. Watson
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ROBERT M. WATSON Robert M. Watson	Chief Executive Officer (Principal Executive Officer), Acting Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 3, 2007

/s/ ANDREW GUZZETTI Andrew Guzzetti	Chairman of the Board and Director	May 3, 2007

/s/ D. BARNEY HARRIS D. Barney Harris	Director	May 3, 2007

James Hudson	Director	May 3, 2007

/s/ WILLIAM HUNGERVILLE William Hungerville	Director	May 3, 2007

/s/ Fil Filipov
FIL FILIPOV	Director	May 3, 2007

Peter Amico, Jr.	Director	May 3, 2007

/s/ ROBERT BORSKI, JR. Robert Borski, Jr.	Director	May 3, 2007