Form 10QSB/A
period 2005-03-31
AIRTRAX INC
filed 2007-05-15
CIK 1081372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-QSB-A

Amendment No. 1

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the transition period from __________ to ________.

Commission file number: 001-16237

AIRTRAX, INC.
(Name of Small Business Issuer in its charter)

New Jersey	22-3506376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Restatement

Certain errors affecting the March 31, 2005 financial statements have been discovered during an internal review. Correcting these errors resulted in a change in the amount of net loss attributable to common shareholders with resultant changes in deficit accumulated during development stage, certain changes in the statement of cash flows and certain changes in balance sheet account balances as of March 31, 2005. The financial statements for the three month period ended March 31, 2005 have, therefore, been restated to correct these errors. The restated amounts are compared with the amounts previously reported in the tables in Note 3.

These restatements are the result of a change in the method of accounting for imbedded derivatives contained in convertible notes and warrants. They had been accounted for under the provisions of EITF 98-5 and EITF 00-27. As further described in Note 2, they are now accounted for under the provisions of EITF 00-19.

AIRTRAX, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

CONTENTS

Page
Balance Sheets	4

Statements of Operations and Deficit Accumulated
During Development Stage	5

Statements of Cash Flows	6

Notes to Financial Statements	7

AIRTRAX, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2005	December 31, 2004
ASSETS	(Unaudited) (Restated)
Current Assets
Cash	$3,187,890	$641,477
Accounts receivable	76,991	-
Accrued interest receivable	147,447	86,667
Inventory	1,050,552	709,281
Prepaid expenses	-	5,113
Vendor advance	129,017	52,017
Deferred tax asset	282,559	224,414
Total current assets	$4,874,456	$1,718,969

Fixed Assets
Office furniture and equipment	96,807	90,714
Automotive equipment	21,221	21,221
Shop equipment	26,446	24,553
Casts and tooling	205,485	205,485
	349,959	341,973
Less, accumulated depreciation	257,489	248,386
Net fixed assets	92,470	93,587

Other Assets
Advances to FiLCO GmbH	3,825,000	2,670,000
Patents - net	129,970	117,402
Utility deposits	65	65
Total other assets	3,955,035	2,787,467

TOTAL ASSETS	$8,921,961	$4,600,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$446,845	$394,959
Accrued liabilities	463,013	459,565
Liability for warrants and conversion options	2,529,429	1,219,750
Shareholder deposits for stock	-	1,403,174
Shareholder notes payable	34,459	33,455
Total current liabilities	3,473,746	$3,510,903

Stockholders’ Equity
Common stock - authorized, 100,000,000 shares without
par value; 21,216,215 and 15,089,342 issued and
outstanding, respectively	20,707,594	10,822,854
Preferred stock - authorized, 5,000,000 shares without
par value; 275,000 issued and outstanding	12,950	12,950
Deficit accumulated during the development stage	(15,065,377)	(9,539,732)
Deficit prior to development stage	(206,952)	(206,952)
Total stockholders’ equity	5,448,215	1,089,120
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
	$8,921,961	$4,600,023

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE
For the Three Month Periods Ended March 31, 2005 and 2004
(Unaudited)

	(Restated) 2005	2004	May 19, 1997 (Date of Inception) to March 31, (Restated)
SALES	$76,991	$-	$1,100,114

COST OF GOODS SOLD	52,361	-	522,732
Gross Profit (Loss)	24,630	-	577,382

OPERATING AND ADMINISTRATIVE EXPENSES	723,594	298,809	9,559,960

OPERATING LOSS	(698,964)	(298,809)	(8,982,578)

OTHER INCOME AND EXPENSE
Revaluation income (expense)	226,859	-	(637,421)
Interest expense	(40,272)	(7,604)	(215,336)
Interest income	61,144	-	147,811
Other income	136	-	78,430
Conversion expense	(5,132,693)	-	(5,600,018)

NET LOSS BEFORE INCOME TAXES	(5,583,790)	(306,413)	(15,209,112)

INCOME TAX BENEFIT (STATE):
Current	58,145	25,959	58,145
Prior years	-	-	717,142
Total Benefit	58,145	25,959	775,287

LOSS ACCUMULATED DURING
DEVELOPMENT STAGE	(5,525,645)	(280,454)	(14,433,825)

DEEMED DIVIDEND ON PREFERRED STOCK	-	-	188,412

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	(5,525,645)	(280,454)	(14,622,237)

PREFERRED STOCK DIVIDENDS DURING
DEVELOPMENT STAGE	-	(45,833)	(443,140)

DEFICIT ACCUMULATED DURING DEVELOPMENT
STAGE	$(5,525,645)	$(326,287)	$(15,065,377)

EARNINGS PER SHARE:

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	$(5,525,645)	$(280,454)

ADJUSTMENT FOR PREFERRED DIVIDENDS	(17,188)	(17,188)

DEFICIT ALLOCABLE TO COMMON SHAREHOLDERS	$(5,542,833)	$(297,642)

NET LOSS PER SHARE - Basic and Diluted	$(.36)	$(.03)
WEIGHTED AVERAGE SHARES OUTSTANDING	15,523,209	9,336,042

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Month Periods ended March 31, 2005 and 2004
(Unaudited)

	2005 Restated	2004	May 19, 1997 (Date of Inception) to March 31, 2005 Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,525,645)	$(280,454)	$(14,622,237)
Adjustments to reconcile net income to net cash
consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	10,833	9,053	312,030
Value of common stock issued for services	5,113	145,539	2,832,481
Value of options granted for services	83,650	-	83,650
Revaluation expense (income)	(226,859)	-	637,421
Conversion expense	5,132,693	-	5,600,018
Increase in accrual of deferred tax benefit	(58,145)	(25,959)	(282,559)
Deemed dividends on preferred stock	-	-	188,412
Interest accrued on shareholder loan	1,004	1,998	22,645
Changes in current assets and liabilities:
Increase in accrued interest receivable	(60,780)	-	(147,447)
Increase in accounts receivable	(76,991)	-	(76,991)
Increase in vendor advances	(77,000)	-	(129,017)
(Decrease) Increase in accounts payable and accrued liabilities	(30,318)	(269,923)	887,866
Increase in prepaid expense	-	-	(146,957)
Increase in inventory	(341,271)	(43,076)	(1,050,552)
Net Cash Consumed By
Operating Activities	(1,163,716)	(462,822)	(5,891,237)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment	(7,986)	(2,427)	(356,270)
Additions to patent cost	(14,298)	-	(170,092)
Advances to FiLCO GmbH	(1,155,000)	(500,000)	(3,825,000)
Net Cash Consumed By
Investing Activities	(1,177,284)	(502,427 ()	(4,351,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of issuance of convertible debt	4,277,500	1,213,874	4,277,500
Net proceeds of common stock sales	55,000	-	8,627,611
Proceeds from option exercises	-	-	14,344
Proceeds from exercise of warrants	554,913	-	648,663
Proceeds of sales of preferred stock	-	-	12,950
Borrowings (repayments) of stockholder loans	-	(52,005)	35,120
Preferred stock dividends paid in cash	-	(45,833)	(185,274)
Principal payments on installment note	-	(349)	(425)
Net Cash Provided By
Financing Activities	4,887,413	1,115,687	13,430,489
Net Increase (Decrease) In Cash	2,546,413	150,438	3,187,890
Balance at beginning of period	641,477	37,388	-
Balance at end of period	$3,187,890	$187,826	$3,187,890

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1.BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. (“the Company”) as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004, respectively, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

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

2.COMMON STOCK AND WARRANTS

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

The issuance of convertible promissory notes and warrants was accounted for under the provisions of Emerging Issues Task Force (EITF) 98-5 “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Investments”. This accounting was corrected in these restated financial statements to apply the provisions of EITF 00-19. See note 3 for the further details.

AIRTRAX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

2.  COMMON STOCK AND WARRANTS (Continued)

A total of 8,144,852 warrants was outstanding at March 31, 2005, as follows:

	Class A	Class B	Other Warrants	Total Warrants
Outstanding at December 31, 2004	-	-	5,537,763	5,537,763
Issued in connection with conversion
of convertible notes	1,923,077	961,538	384,616	3,269,231
	1,923,077	961,538	5,922,379	8,806,994

Reductions during the quarter:
Warrants exercised			(462,142)	(462,142)
Warrants voided			(200,000)	(200,000)
	1,923,077	961,538	5,260,237	8,144,852

A total of 6,126,873 shares of common stock was issued during the first quarter of 2005, as follows:

Conversion of $5,000,000 notes	3,846,154
Private placement sales	68,750
Shares issued based on warrants exercised	462,142
Issuance of shares sold in prior year	1,749,827
Total shares issued	6,126,873

AIRTRAX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

3.	RESTATEMENTS

Certain errors affecting the March 31, 2005 financial statements have been discovered during an internal review. Correcting these errors resulted in a change in the amount of net loss attributable to common shareholders with resultant changes in deficit accumulated during development stage, certain changes in the statement of cash flows and certain changes in balance sheet account balances as of March 31, 2005. The financial statements for the three month period ended March 31, 2005 have, therefore, been restated to correct these errors. The restated amounts are compared with the amounts previously reported in the tables below.

These restatements are the result of a change in the method of accounting for imbedded derivatives contained in convertible notes and warrants. They had been accounted for under the provisions of EITF 98-5 and EITF 00-27. As further described in Note 2, they are now accounted for under the provisions of EITF 00-19.

	Statement Of Operations For The Three Month Period Ended March 31, 2005
	As Originally Presented	Adjustments	As Restated
Revaluation income	$-	$226,859 (2)	$226,859
Conversion expense	-	(5,132,693)(1)	(5,132,693)
Net loss attributable to common shareholders	$(619,811)	$(4,905,834)	$(5,525,645)

	Statement Of Operations For The Period May 19, 1997 To March 31, 2005
	As Originally Presented	Adjustments	As Restated
Revaluation expense	$-	$(637,421)(2)	$(637,421)
Conversion Expense	-	(5,600,018)(1)	(5,600,018)
Net loss attributable to common shareholders	$(8,384,798)	$(6,237,439)	$(14,622,237)

AIRTRAX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

3.RESTATEMENTS (continued)

	Statement Of Cash Flows For The Three Month Period Ended March 31, 2005
	As Originally Presented	Adjustments		As Restated
Net loss	$(619,811)		$(4,905,834)	$(5,525,645)
Revaluation income	-		(226,859)(2)	(226,859)
Conversion expense	-		5,132,693(1)	5,132,693
Cash consumed by operating activities	$(1,163,716)	$	-___	$(1,163,716)

	Statement Of Cash Flows For The Period May 19, 1997 To March 31, 2005
	As Originally Presented	Adjustments		As Restated
Net loss	$(8,384,798)		$(6,237,439)	$(14,622,237)
Revaluation expense	-		637,421 (2)	637,421
Conversion expense	-		5,600,018(1)	5,600,018
Cash consumed by operating activities	$(5,891,237)	$	-___	$(5,891,237)

AIRTRAX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

3. RESTATEMENTS (continued)

	Balance Sheet March 31, 2005
Liabilities and Stockholders’ Equity	As Originally Presented	Adjustments		As Restated
Liabilities:
Liability for warrants and conversion options	$-	$2,529,429)	(1)(2)	$2,529,429
Total liabilities	944,317	2,529,429		3,473,746

Stockholders’ Equity:
Common stock	16,999,584	3,708,010)	(1)	20,707,594
Deficit accumulated during development stage	(8,827,938)	(5,600,018)	(1)	(15,065,377)
		(637,421)	(2)
Total stockholders’ equity	7,977,644	(2,529,429)		5,448,215
Total Liabilities and Stockholders’ Equity	$8,921,261	$-		$8,921,261

Explanations:

(1)	Conversion expense associated with stock conversion and immediately exercisable warrants, not previously recorded.

(2) Revaluation income (expense) of derivatives, not previously recorded.

AIRTRAX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

4.   SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest was $4 and $2,735 respectively, for the quarters ended March 31, 2005, and March 31, 2004. There was no cash paid for income taxes during either the 2005 or 2004 quarters.

Shares of common stock totaling 1,749,827 shares sold during 2004 were issued during 2005. Proceeds of these stock sales were $1,403,174.

5.  OPERATING AND ADMINISTRATIVE EXPENSES

The following expenses are unaudited

	3 Months Ended 3/31/05	3 Months Ended 3/31/04
Officer’s Compensation	$83,650	$-
Salaries	121,594	67,270
Marketing Expense	133,012	7,459
Production Costs	100,903	16,350
Professional Fees	118,364	32,607
Consulting-Administrative	5,113	51,250
Consulting-Marketing	-	75,000
Other Expenses	160,958	48,873

Totals	$723,594	$298,809

AIRTRAX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

6.  CONTINGENCY

The Company has a tentative agreement to purchase 75.1% of the stock of FiLCO GmbH (FiLCO)., a German manufacturer of fork trucks with a manufacturing facility in Mulheim, Germany. During the pendency of this tentative agreement, the Company agreed to make advances to FiLCO. Through March 31, 2005, loans totaling $3,825,000 had been made. These loans may be converted to capital on the books of FiLCO. The seller, who will continue to own the remaining 24.9% of the FiLCO stock, has agreed that, if the Company converts its loan to capital, he also will convert to FiLCO capital a loan of 1,225,000 Euros that FiLCO owes to him. As additional consideration for this FiLCO stock purchase, the Company agreed to pay the seller 12,750 Euros and to issue to the seller 900,000 warrants to purchase Company stock; these warrants would be exercisable at $.01 per share. The Company has appointed the seller of the FiLCO stock a director of the Company and would grant him options to purchase 100,000 shares of Company stock for $.01. Additionally, the Company agreed to advance funds, if needed, to FiLCO to provide for its working capital needs. Any advances made under the latter provision would be collateralized by the remaining 24.9% of FiLCO stock and would be repaid only from dividends paid on the stock.

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

We have incurred losses and experienced negative operating cash flow since our formation. For the three months ended March 31, 2005 and 2004, we had a net loss of $(5,525,645) and $(280,454), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

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

Restatement

Certain errors affecting the March 31, 2005 financial statements have been discovered during an internal review. Correcting these errors resulted in a change in the amount of net loss attributable to common shareholders with resultant changes in deficit accumulated during development stage, certain changes in the statement of cash flows and certain changes in balance sheet account balances as of March 31, 2005. The financial statements for the three month period ended March 31, 2005 have, therefore, been restated to correct these errors. The restated amounts are compared with the amounts previously reported in the tables in Note 3.

These restatements are the result of a change in the method of accounting for imbedded derivatives contained in convertible notes and warrants. They had been accounted for under the provisions of EITF 98-5 and EITF 00-27. As further described in Note 2, they are now accounted for under the provisions of EITF 00-19.

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

Loss Before Income Taxes. The loss before income taxes for the three month period ended March 31, 2005 totaled $5,583,790. For the three months ended March 31, 2004, loss before income taxes totaled $306,413. The primary reason for the increased loss before income taxes is the recording of a conversion expense of $5,132,693 in connection with a change in the method of accounting for imbedded derivatives contained in convertible notes and warrants. Additionally, the increase in loss before income tax for the three months ended March 31, 2005 compared with the same period of 2004 was caused by the time and material allocations preparing for production of the SIDEWINDER and other production related issues.

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

Liquidity and Capital Resources - Three Months Ended March 31, 2005 compared with Three Months Ended March 31, 2004

As of March 31, 2005, the Company's cash on hand was $3,187,890 and working capital was $1,400,710. Since its inception, the Company has financed its operations through the private placement of its common stock. During the three months ended March 31, 2005, the Company sold an aggregate of 68,750 shares of common stock to accredited and institutional investors and issued 3,846,154 shares of common stock in conversion of $5 million of convertible notes. During the three months ended March 31, 2004, the Company sold an aggregate of 1,831,250 shares of common stock to accredited and institutional investors and issued an aggregate of 93,745 shares of common stock in consideration for services rendered.

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

As of March 31, 2005, our working capital was $1,400,710. Fixed assets, net of accumulated depreciation, and total assets, as of March 31, 2005, were $92,470 and $8,921,961, respectively. Current liabilities as of March 31, 2005 were $3,473,476.

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

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAX, INC.

Date: May 15, 2007	By:	/s/ ROBERT WATSON
Robert Watson
President, Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)