Form 10QSB/A
period 2006-03-31
AIRTRAX INC
filed 2007-05-15
CIK 1081372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Explanatory Note

Certain errors effecting the March 31, 2006 financial statements have been discovered during an internal review. The corrections resulted in a change to the loss attributable to common shareholders with similar changes in accumulated deficit, certain amounts on the statement of cash flows and certain balance sheet accounts as of March 31, 2006.

The corrections result from a determination that certain warrants accompanying a stock issue will continue to be subject to revaluation, despite the settlement of liquidated damages in connection with the issue. In addition, it was determined that a dividend on preferred stock had been incorrectly calculated. Correction for the 2005 dividend resulted in changes in components of stockholders equity.

For the convenience of the reader, this Form 10-QSB/A sets forth the original Form 10-QSB in its entirety. However, this Form 10-QSB/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-QSB is amended hereby. In addition, pursuant to the rules of the SEC, the original Form 10-QSB has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2 and 32.1, respectively

AIRTRAX, INC.
MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets	1

Statements of Operations and Deficit Accumulated During Development Stage	2

Statements of Cash Flows	3

Notes to Financial Statements	4-9

Special Note Regarding Forward Looking Statements

Item 2. Management's Discussion and Analysis or Plan of Operations	10

Item 3. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

SIGNATURES	16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIRTRAX, INC.

FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)
AIRTRAX, INC.
BALANCE SHEET

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
	Restated	Restated
ASSETS
Current Assets
Cash	$81,300	$19,288
Accounts receivable	134,067	94,357
Inventory	1,965,430	2,005,139
Vendor advance	163,517	163,517
Deferred tax asset	1,061,786	977,302
Total current assets	3,406,100	3,259,603
Fixed Assets
Office furniture and equipment	157,521	157,521
Automotive equipment	21,221	21,221
Shop equipment	53,668	43,349
Casts and tooling	270,688	270,688
	503,098	492,779
Less, accumulated depreciation	315,251	301,886
Net fixed assets	187,847	190,893
Other Assets
Advances to Filco Gmbh	2,000,000	2,000,000
Patents - net	152,763	154,263
Deferred Charges	-	388,392
Utility deposits	65	65
Total other assets	2,152,828	2,542,720
TOTAL ASSETS	$5,746,775	$5,993,216

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$927,410	$885,463
Accrued liabilities	307,868	266,556
Obligation for outstanding options	1,372,949	1,330,948
Warrants and conversion option liability	1,612,623	3,516,462
Shareholder loans payable	151,253	186,961
Short term convertible debt	451,200	-
Total current liabilities	4,823,303	6,186,390
Long Term Convertible Debt	2,198,000	2,048,000
TOTAL LIABILITIES	7,021,303	8,234,390

Stockholders' Deficit
Common stock - authorized, 100,000,000 shares
without par value; issued and outstanding -
22,091,316 and 21,939,360,
respectively	22,069,399	21,712,179
Paid in capital - warrants	1,115,640	1,042,400
Preferred stock - authorized, 5,000,000
shares without par value; 275,000 issued and
outstanding	12,950	12,950

Deficit accumulated during development stage	(16,544,134)	(16,544,134)
Retained deficit	(7,928,383)	(8,464,569)
Total stockholders' deficit	(1,274,528)	(2,241,174)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,746,775	$5,993,216

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31,

	2006	2005
	Restated	Restated

SALES	$658,976	$76,991
COST OF GOODS SOLD	527,678	52,361

Gross Profit	131,298	24,630

OPERATING AND ADMINISTRATIVE EXPENSES	1,021,573	723,594
OPERATING LOSS	(890,275)	(698,964)

OTHER INCOME AND EXPENSE
Conversion expense	(581,438)	(5,132,693)
Interest expense	(48,751)	(40,272)
Revaluation income	1,972,166	226,859
Interest income	-	61,144
Other income	-	136

NET INCOME (LOSS) BEFORE INCOME TAXES	451,702	(5,583,790)
INCOME TAX BENEFIT (STATE):
Current	84,484	58,145

NET INCOME (LOSS)	$536,186	$(5,525,645)

NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS)	$536,186	$(5,525,645)
ADJUSTMENT FOR PREFERRED DIVIDENDS ACCUMULATED	(17,188)	(17,188)

INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS	$518,998	$(5,542,833)

NET INCOME (LOSS) PER SHARE - Basic and Diluted	$.02	$(.36)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,014,543	15,523,209

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31,

	2006	2005
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$536,186	$(5,525,645)
Adjustments to reconcile net income to net cash consumed by
operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	14,865	10,833
Value of common stock issued for services	250,166	5,113
Expense of settling certain liquidated damages	108,417	-
Conversion expense	581,438	5,132,693
Value of options granted for services	42,000	83,650
Increase in accrual of deferred tax benefit	(84,484)	(58,145)
Revaluation of liabilities for warrants and conversion privileges	(1,972,166)	(226,859)
Interest accrued on shareholder loan	1,739	1,004
Changes in current assets and liabilities:
Increase in accrued interest receivable	-	(60,780)
Increase in accounts receivable	(39,710)	(76,991)
Increase in vendor advances	-	(77,000)
Increase (decrease) in accounts payable	41,947	(30,318)
Increase (decrease) in accrued liabilities	138,471	-
Decrease (increase) in inventory	39,709	(341,271)
Net cash consumed by operating activities	(341,422)	(1,163,716)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment	(10,319)	(7,986)
Additions to patent cost	-	(14,298)
Advances to FiLCO GmbH	-	(1,155,000)
Net cash consumed by investing activities	(10,319)	(1,177,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of issuance of convertible debt	451,200	4,277,500
Net proceeds of common stock sales	-	55,000

Proceeds of exercises of warrants	-	554,913
Repayment of stockholder loans	(37,447)	-
Net cash provided by financing activities	413,753	4,887,413

Net increase in cash	62,012	2,546,413

Balance at beginning of period	19,288	641,477
Balance at end of period	$81,300	$3,187,890

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

2. Restatements

Certain errors effecting the March 31, 2006 financial statements have been discovered during an internal review. The corrections resulted in a change to the loss attributable to common shareholders with similar changes in accumulated deficit, certain amounts on the statement of cash flows and certain balance sheet accounts as of March 31, 2006 and December 31, 2005. The restated amounts are compared with the amounts previously reported in the tables below.

The corrections result from a determination that certain warrants accompanying a stock issue will continue to be subject to revaluation, despite the settlement of liquidated damages in connection with the issue. In addition, it was determined that a dividend on preferred stock had been incorrectly calculated. Correction for the 2005 dividend resulted in changes in components of stockholders equity.

Statement of Operations

Three Month Period Ended March 31, 2006

	As Previously Reported	Adjustments	As Restated
Revaluation Income	$1,943,479	$28,687 (1)	$1,972,166

Net Income
	$507,499	$28,687	$536,186

Statement of Cash Flows

Three Month Period Ended March 31, 2006

	As Previously Reported	Adjustments	As Restated

Net Income	$507,499	$28,687 (1)	$536,186
Revaluation of warrant liability	(1,943,479)	(28,687)	(1,972,166)
Net Cash Consumed by Operating Activities	($341,422)	$-	$(341,422)

Balance Sheet
March 31, 2006

	As Previously Reported	Adjustments	As Restated

Warrants & Conversion Option Liability	$1,513,810	$127,500 (1)	$1,612,623
		(28,687)(2)
Total current liabilities	4,724,490	98,813	4,823,303

Total Liabilities	6,922,490	98,813	7,021,303

Stockholders Deficit:
Common Stock	21,742,858	326,541 (3)	22,069,399

Paid in Capital-Warrants	1,243,140	(127,500) (1)	1,115,640

Preferred Stock	545,491	(532,541) (3)	12,950

Retained Deficit	(8,163,070)	206,000 (3)	(7,928,383)
		28,687 (1)

Total Stockholders Deficit	$(1,175,715)	$(98,813)	$(1,274,528)

Total Liabilities and Stockholders’ Deficit	$5,746,775	$-	$5,746,775

Balance Sheet
March 31, 2005

	As Previously Reported	Adjustments	As Restated
Common Stock	$21,385,638	326,541 (3)	$21,712,179

Preferred Stock	545,491	(532,541) (3)	12,950

Retained Deficit	(8,670,569)	206,000 (3)	(8,464,569)

Total Stockholders Deficit	$(2,241,174)	$-	$(2,241,174)

Explanations

(1)	Adjustments associated with reclassification of warrants issued with the November 2004 stock issue, from equity to liability, based on a review of the warrant contract and EITF 00-19.

(2)	Transfer to income of reduction in liability due to revaluation of warrants.

(3)	Correction of 2005 dividend on preferred stock, payable in common stock as apposed to preferred stock, together with a change in the amount of the prior year deemed dividend expense.

Statement of Operations
Three Month Period Ended March 31, 2005

	As Previously Reported	Adjustments	As Restated
Revaluation Income	$-	$226,859 (2)	$226,859
Conversion expense	-	(5,132,693)(1)	(5,132,693)
Net loss attributable to common shareholders	$(619,811)	$(4,905,834)	$(5,525,645)

Statement of Cash Flows

Three Month Period Ended March 31, 2005

	As Previously Reported	Adjustments	As Restated

Net Income	$(619,811)	$(4,905,834)	$(5,525,645)
Revaluation income	-	(226,859) (2)	(226,859)

Conversion expense	-	5,132,693(1)	5,132,693
Net Cash Consumed by Operating Activities	$(1,163,716)	$-	$(1,163,716)
Explanations:

(1)	Conversion expense associated with stock conversion and immediately exercisable warrants, not previously recorded.

(2)	Revaluation income (expense) of derivatives, not previously recorded.

3. ACCOUNTING PRONOUNCEMENTS

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Accounting for Stock-Based Compensation," using the modified prospective transition ("MPT") method. This change had a negligible effect on results of operations.

4. CONVERTIBLE NOTE FINANCINGS AND STOCK SALES

On February 13, 2006, the Company issued $451,200 of 8% Convertible Notes, due on February 13, 2007. After a period of ninety days, the notes are convertible to stock at a conversion price of $1.56 per share. Accompanying the notes were 289,231 warrants to purchase common stock, exercisable at $1.75 per share for a period of five years; these were immediately vested.

Previous convertible issues and warrants had contained "Most Favored Nations" clauses that guaranteed the investors that subsequent issues of stock or notes would not be made on more favorable terms. As a result of the February 2006 issue, the following warrant and conversion prices were adjusted:

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

The affect of these changes is included in the calculation of the $1,972,166 revaluation income.

AIRTRAX, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006
(Unaudited)

4. CONVERTIBLE NOTE FINANCINGS AND STOCK SALES (CONT'D)

Included in the funds raised during 2004 through stock sales was $1,312,000 raised through the sale of 1,640,000 shares under a Purchase Agreement dated November 22, 2004. That agreement required, among other things, that a registration statement be filed with the SEC and that the registration statement be declared effective by the SEC within a prescribed time. The Company did not fulfill these obligations. As a result, it is subject to penalties equal to 2% of the amount invested for each 30 day period following the default date. On May 31, 2005, the Company entered into a letter agreement with a representative of this shareholder group under which $120,429 was paid to settle the penalties which had accrued. Under the May 31, 2005 agreement, no further penalties would accrue until after June 30, 2005. The obligation concerning effectiveness of the registration statement has not been satisfied and penalties have accrued since June 30, 2005 at the rate of approximately $26,240 per month. The penalties paid thus far, and penalties that accrued subsequent to June 30, 2005, were charged to expense during the periods in which they accrued. For the year ended December 2005 an additional $160,851 of unpaid liquidated damages had accrued and an additional $66,320 accrued during the first quarter of 2006. As discussed in the next paragraph, a portion of the liquidated damages accrued from July 1, 2005 to March 1, 2006 (91,160) was settled as of March 1, 2006.

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

AIRTRAX, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006
(Unaudited)

5. WARRANTS

The Company has issued warrants both as part of "stock units" and as an integral part of convertible note issues. The convertible notes include prices for conversion to stock. The value of the warrants and conversion options classified as liabilities are revalued each reporting period based upon their comparative fair values. These values are derived from a Black Scholes valuation model, consistent with the requirements of SFAS No.133.

The following is a summary of warrants outstanding at March 31, 2006:

Warrants outstanding at December 31, 2005	10,875,558
Warrants issued with 2006 convertible notes	337,308
Warrants outstanding March 31, 2006	11,212,876

6. SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest was $0 and $4, respectively, for the quarters ended March 31, 2006 and March 31, 2005. There was no cash paid for income taxes during either the 2005 or 2004 quarters.

There were no non-cash investing activities during either the 2006 or 2005 periods. The following non-cash financing activities occurred during 2006.

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

A transfer of $127,500 was made from the paid in capital - warrants account to the warrant liability account, giving recognition to the Most Favored Nations clause contained in the November 2004 financing.

AIRTRAX, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2006
(Unaudited)

7. OPERATING AND ADMINISTRATIVE EXPENSES

Details of operating and administrative expenses are presented below:

	3 Months Ended	3 Months Ended
	3/31/06	3/31/05
Options expense	$42,000	$83,650
Salaries	156,630	121,594
Marketing expense	13,702	133,012
Production costs	61,593	100,903
Professional fees	158,861	118,364
Commissions	50,845	-
Consulting - administrative	14,150	5,113
Settlement expense	108,417	-
Liquidated damages	81,800	-
Consulting - marketing	47,925	-
Rent	38,250	10,500
Fees - assembly labor	65,221	-
Employee awards	53,250	-
Other expenses	128,929	150,458
Totals	$1,021,573	$723,594

8. CONTINGENCIES

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

On January 20, 2006, Filco filed for insolvency in Germany and a receiver was appointed. As a result, on February 7, 2006 the Company terminated the tentative agreement to acquire Filco stock and began negotiations with the receiver to acquire some or all of the Filco assets. The $6,275,881 of advances to Filco that were outstanding at December 31, 2005, are secured by liens filed against the machinery and equipment owned by Filco, which in 2003 was appraised at $5,400,000, and by liens filed against its intellectual property, which has not been appraised. Due to the uncertainty of the Company's position under German bankruptcy law, the Filco advances were written down to $2,000,000 during 2005. An auction sale of Filco assets occurred on May 10, 2006. The Company will be advised of the outcome through its German legal counsel, but has not received a report. The Company will seek to recover on its secured loans through appropriate legal channels.

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

We have incurred losses and experienced negative operating cash flow since our formation. For the three months ended March 31, 2006 and 2005, we had net income of $536,186 and a net loss of $5,525,645, respectively. The net income in the year is primarily related to revaluation income in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices. (See Note 4 to the financial statements). We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

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

The loans to Filco were to be repaid on or prior to December 31, 2006. On January 20, 2006, Filco filed for insolvency in Germany. As a result of the filing by Filco, we terminated the acquisition agreement on February 7, 2006. An auction sale of Filco assets occurred on May 10, 2006. We will be advised of the outcome through its German legal counsel forthwith, but has not received a report as of the date hereof. As a creditor, we have filed liens against Filco's machinery and equipment and intellectual property. We will seek to recover on our secured loans through appropriate legal channels.

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

RESTATEMENT

Certain errors effecting the March 31, 2006 financial statements have been discovered during an internal review. The corrections resulted in a change to the loss attributable to common shareholders with similar changes in accumulated deficit, certain amounts on the statement of cash flows and certain balance sheet accounts as of March 31, 2006 and December 31, 2005. The restated amounts are compared with the amounts previously reported in Footnote 2 of the financial statements.

The corrections result from a determination that certain warrants accompanying a stock issue will continue to be subject to revaluation, despite the settlement of liquidated damages in connection with the issue. In addition, it was determined that a dividend on preferred stock had been incorrectly calculated. Correction for the 2005 dividend resulted in changes in components of stockholders equity

REVENUE RECOGNITION

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

Results of Operations - Three Months Ended March 31, 2006 compared with Three Months Ended March 31, 2005

We had been a development stage company for much of the 2005 period. The revenues for the first quarter of 2006 have been derived from the sales of omni-directional lift trucks. Consequently management believes that the year to year comparisons described below are not indicative of future year to year comparative results.

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

The Company is entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $84,484 has been recorded for the first quarter of 2006 and $58,145 was recorded during the first quarter of 2005.

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

Income (Loss) Before Income Taxes.

Net income before taxes in the three months ended March 31, 2006 was $451,702, which reflects a favorable change of $6,035,492 from the $5,583,790 in net loss before taxes for the three months ended March 31, 2005. This favorable result is attributable primarily to an increase in sales of our SIDEWINDER unit and $1,972,166 of revaluation income compared with Revaluation Expense of $5,132,693 during the three months ended March 31, 2005.

Loss Allocable to Shareholders.

Income allocable to shareholders for the three months ended March 31, 2006 was $536,186, which represents a favorable change of $6,061,831 from $5,525,645 in loss allocable to shareholders during the first quarter of 2005. This increase is primarily attributable to an increase in sales of our SIDEWINDER unit, increased revaluation income ($1,972,166 for the 2006 period compared with $226,849 for the 2005 period) and decreased conversion expense ($581,438 for the 2006 period versus $5,132,693 for the 2005 period.) .

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

During 2000, we were approved by the State of New Jersey for our technology tax transfer program pursuant to which we could sell our net operating losses and research and development credits as calculated under state law. During the first quarter of 2006 and 2005, we recorded credits of $84,484 and $58,145, respectively from the sales of our losses and credits.

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

As of March 31, 2006, our working capital deficit was $(1,417,203). Fixed assets, net of accumulated depreciation, and total assets, as of March 31, 2006, were $187,847 and $5,746,775, respectively. Current liabilities as of March 31, 2006 were $4,823,303.

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

AIRTRAX, INC.

Date: May 15, 2007	By:	/s/ Robert M. Watson
Robert M. Watson
President, Chief Executive Officer, and Acting Chief Financial Officer