Form 10QSB
period 2007-03-31
AIRTRAX INC
filed 2007-05-21
CIK 1081372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 001-16237

AIRTRAX, INC.
(Name of Small Business Issuer in Its Charter)

New Jersey	22-3506376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Freeway Drive, Unit One
Blackwood, New Jersey 08012
(Address of Principal Executive Offices)

(856) 232-3000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

As of May 14, 2007, the Company had 24,815,235 shares of its no par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [   ]    No [X]

AIRTRAX, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending March 31, 2007

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIRTRAX, INC.

BALANCE SHEET

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current Assets
Cash	$1,913,310	$327,737
Accounts receivable	50,704	50,704
Inventory	1,112,830	1,049,457
Vendor advances	140,268	103,628
Deferred tax asset	1,001,256	919,889
Total current assets	4,218,368	2,451,415
Fixed Assets
Office furniture and equipment	157,521	157,521
Demo Equipment	149,249	149,249
Shop equipment	43,350	43,350
Casts and tooling	273,016	273,016
	623,136	623,136
Less, accumulated depreciation	(357,666)	(339,216)
Net fixed assets	265,470	283,920
Other Assets
Prepaid interest	487,857	-
Patents - net	143,921	148,151
Deferred Charges	501,166	-
Deposits	65	65
Total other assets	1,133,009	148,216
TOTAL ASSETS	$5,616,847	$2,883,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$826,524	$1,097,361
Accrued liabilities	364,750	461,973
Obligation for outstanding options	1,417,660	1,407,299
Warrants and conversion option liability	4,996,793	316,958
Current convertible debt	2,007,297	2,129,797
Shareholder loans payable	40,713	75,713
Total current liabilities	9,653,737	5,489,101
Long Term Convertible Debt	4,291,837	557,797
TOTAL LIABILITIES	13,945,574	6,046,898

Stockholders’ Deficit
Common stock - authorized, 100,000,000 shares without par value; issued and outstanding - 24,715,235 and 21,939,360, respectively	25,319,211	25,133,164
Paid in capital - warrants	1,065,264	1,194,725
Preferred stock - authorized, 5,000,000 shares without par value; 275,000 issued and outstanding	12,950	12,950
Deficit during development stage	(34,726,152)	(29,504,186)
Total stockholders’ deficit	(8,328,727)	(3,163,347)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,616,847	$2,883,551

The accompanying notes are an integral part of these financial statements

AIRTRAX, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,

	2007	2006

SALES	$91,385	$658,976
COST OF GOODS SOLD	134,269	592,899
Gross profit	(42,884)	66,077

OPERATING AND ADMINISTRATIVE EXPENSES	797,363	956,352

OPERATING LOSS	(840,247)	(890,275)

OTHER INCOME AND EXPENSE
Conversion expense	(4,937,231)	(581,438)
Interest expense	(103,442)	(48,751)
Revaluation (expense) income	567,474	1,972,166
Other income	10,113	-___

NET (LOSS) INCOME BEFORE INCOME TAXES	(5,303,333)	451,702

INCOME TAX BENEFIT (STATE):
Current	81,367	84,484
NET (LOSS) INCOME	$(5,221,966)	$536,186

NET LOSS PER SHARE:

NET (LOSS) INCOME	$(5,221,966)	$536,186
ADJUSTMENT FOR PREFERRED STOCK DIVIDENDS ACCUMULATED	(17,188)	(17,188)
(LOSS) INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$(5,239,154)	$518,998

NET LOSS INCOME PER SHARE - Basic and Diluted	$(.21)	$.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,436,655	22,014,543

The accompanying notes are an integral part of these financial statements

AIRTRAX, INC.
STATEMENTS OF CASHFLOWS
For the Three Month Periods Ended March 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(5,221,966)	$536,186
Adjustments to reconcile net income to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	22,680	14,865
Options issued for services	-	42,000
Equity securities issued for services	178,257	250,166
Expense of settling certain liquidated damages	-	108,417
Conversion expense	4,937,231	581,438
Amortization of prepaid interest	56,684
Increase in accrual of deferred tax benefit	(81,367)	(84,484)
Revaluation of liabilities for warrants and conversion privileges	(567,474)	(1,972,166)
Interest accrued on shareholder loan	-	1,739
Changes in current assets and liabilities:
Increase in accounts receivable	-	(39,710)
Increase in vendor advances	(36,640)	-
Increase (decrease) in accounts payable	(228,336)	41,947
Increase (decrease) in accrued liabilities	(97,223)	138,471
Decrease (increase) in inventory	(63,373)	39,709
Net cash consumed by operating activities	(1,101,527)	(341,422)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment	-	(10,319)
Net cash consumed by investing activities	-	(10,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of issuance of convertible debt	2,822,100	451,200
Repayment of stockholder loans	(35,000)	(37,447)
Repayment of convertible debt	(100,000)	-
Net cash provided by financing activities	2,687,100	413,753

Net increase in cash	1,585,573	62,012
Balance at beginning of period	327,737	19,288
Balance at end of period	$1,913,310	$81,300

The accompanying notes are an integral part of these financial statements

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2007
(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Airtrax, Inc. (“the Company”) as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2006.

2. CONVERTIBLE NOTE FINANCINGS AND STOCK SALES

On February 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited and/or qualified institutional investors pursuant to which the Company sold an aggregate of $3,734,040 principal amount secured convertible debentures (the "Debentures") convertible into shares of common stock, no par value ("Common Stock") at a conversion price equal to $0.45 (the "Conversion Price"). The Debentures were sold at a discount equal to the amounts of interest that will accrue at a simple rate of 8% per annum during the term of the debentures. The amount realized was $3,219,000; this was further reduced by expenses of the sale of $396,900. In addition, the Company issued to the investors (i) warrants to purchase 8,297,866 shares of Common Stock (the "Warrants") at an exercise price equal to $0.54 per share, which represents 100% of the number of shares issuable upon conversion of the Debentures; (ii) callable warrants to purchase 4,148,933 shares of Common Stock at an exercise price equal to $0.75 per share, which represents 50% of the number of shares issuable upon conversion of the Debentures; and (iii) callable warrants to purchase 4,148,933 shares of Common Stock at an exercise price equal to $1.25 per share, which represents 50% of the number of shares issuable upon conversion of the Debentures (collectively, the "Callable Warrants"). In addition to the expenses of the sale, noted above, 715,333 warrants to purchase common stock were issued to the placement agent that arranged the financing.

The Debentures mature on February 20, 2009. The Company may in its discretion redeem the Debentures, subject to certain equity conditions being met by the Company as set forth in the Debentures, at a price equal to 150% of the principal balance, accrued interest, and all liquidated damages, if any, thereon that are requested to be redeemed. The Company’s obligations under the Purchase Agreement, the Debentures and the additional definitive agreements with respect to this transaction are secured by all of the assets of the Company.

The Conversion Price of the Debentures is subject to the following adjustments for any failure by the Company to cause the Securities and Exchange Commission (the "SEC") to declare the initial registration statement covering the shares underlying the Debentures, the Warrants and the Callable Warrants effective:

•
if the initial registration statement is not declared effective on or before February 20, 2008, the Conversion Price applicable to an amount of conversion shares equal to the highest number of shares of Common Stock which can be sold by the holder pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (the "144 Amount"), shall be adjusted to equal the lesser of (i) the then Conversion Price and (ii) 80% of the average of the 3 lowest closing prices of the Common Stock during the 10 trading days immediately preceding February 20, 2008;

•
if the initial registration statement is not declared effective on or before April 20, 2008, the Conversion Price applicable to an amount of conversion shares equal to the 144 Amount shall be adjusted to equal the lesser of (i) the then Conversion Price and (ii) 80% of the average of the 3 lowest closing prices of the Common Stock during the 10 Trading Days immediately preceding April 20, 2008;

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2007
(unaudited)

•
if the initial registration statement is not declared effective on or before July 20, 2008, the Conversion Price applicable to an amount of conversion shares equal to the 144 Amount shall be adjusted to equal the lesser of (i) the then Conversion Price and (ii) 80% of the average of the 3 lowest closing prices of the Common Stock during the 10 trading days immediately preceding July 20, 2008;

•
if the initial registration statement is not declared effective on or before October 20, 2008, the Conversion Price applicable to an amount of conversion shares equal to the 144 Amount shall be adjusted to equal the lesser of (i) the then Conversion Price and (ii) 80% of the average of the 3 lowest closing prices of the Common Stock during the 10 trading days immediately preceding October 20, 2008; and

•
if the initial registration statement is not declared effective on or before February 20, 2009, the Conversion Price applicable to an amount of conversion shares equal to the 144 Amount shall be adjusted to equal the lesser of (i) the then Conversion Price and (ii) 80% of the average of the 3 lowest closing prices of the Common Stock during the 10 trading days immediately preceding February 20, 2009.

The Conversion Price of the Debentures and the respective exercise prices of the Warrants and the Callable Warrants are subject to adjustment in certain events, including, without limitation, upon the consolidation, merger or sale of all of substantially all of the assets, a reclassification of our Common Stock, or any stock splits, combinations or dividends with respect to the Common Stock.

In addition, after such time as the SEC declares the registration statement effective, if (i) the volume weighted average price for each of the 10 consecutive trading days (the "Measurement Period") exceeds $1.50 per share with respect to the $0.75 Callable Warrants and $2.50 with respect to the $1.25 Callable Warrants, (ii) the daily volume for each trading day in such Measurement Period exceeds 250,000 shares of Common Stock per trading day, and (iii) the holder is not in possession of any information that constitutes, or might constitute, material non-public information, then the Company may, within one trading day of the end of such Measurement Period, call for cancellation of all or any portion of the Callable Warrants which have not yet been exercised at a price equal to $.001 per share.

Under the Registration Rights Agreement the Company entered into with the investors on February 20, 2007, the Company is obligated to file a registration statement on Form SB-2 to effect the registration of 130% the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants, the Callable Warrants and the selling agent warrants (as described below) on the earlier of (i) 15 calendar days from the filing of the annual report on Form 10-KSB for the fiscal year ended December 31, 2006, or (ii) April 15, 2007 (the "Filing Date"). The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than 90 days after the Filing Date. If we do not file the registration statement by the Filing Date, or if the registration statement is not declared effective by the SEC within the deadline specified in the preceding sentence, the Company shall pay to the investors, as liquidated damages, an amount equal to 1.25% of the principal amount of the Debentures on a pro rata basis for each 30-day period of such registration default. On May 4, 2007, we filed the registration statement, and as a result have an obligation for liquidated damages.

Further, the Company paid commissions of $321,900 and issued 715,333 warrants to First Montauk Securities Corp. (the "Selling Agent"), a NASD member firm, which acted as Selling Agent for the transaction, each as consideration for services performed in connection with the purchase and sale of the Debentures, Warrants and Callable Warrants to the investors pursuant to the Purchase Agreement. The Selling Agent had no obligation to buy any Debentures, Warrants or Callable Warrants from us. In addition, the Company agreed to indemnify the Selling Agent and other persons against specific liabilities under the Securities Act of 1933, as amended.

The Company claimed an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the Investors were accredited investors and/or qualified institutional buyers, the Investors had access to information about the Company and their investment, the Investors took the securities for investment and not resale, and w the Company took appropriate measures to restrict the transfer of the securities.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2007
(unaudited)

On March 1, 2007, an investor in the October 2005 converted $22,500 of the 8% Convertible Notes due October 18, 2007 in exchange, the Company issued 50,000 shares of common stock. The conversion price was $0.45 per share.

3. WARRANTS

The Company has issued warrants both as part of “stock units” and as an integral part of convertible note issues. The value of the warrants and conversion options which are classified as liabilities are revalued each reporting period. These values are determined by a Black Scholes valuation model, consistent with the requirements of SFAS No.133. The following is a schedule of changes in warrants outstanding during the first quarter of 2007. Each of these warrants is exercisable over five year periods from dates of issuance at prices ranging from $0.45-$1.56 per share.

Balance December 31, 2006	10,383,323

Warrants issued with $3,734,040 convertible debt, February 20,	16,595,732
Warrants issued to Placement Agent of February 2007 convertible debt issue	715,333
Total warrants issued during 2007	17,311,065
Total warrants exercised during the quarter ended March 31, 2007	-

Balance March 31, 2007	27,694,388

4. SUPPLEMENTAL CASH FLOWS INFORMATION:

There were no taxes paid during the quarters ended March 31, 2007 and March 31, 2006.

Interest of $34,886 and $ 0 was paid during the quarter’s ended March 31, 2007 and March 31, 2006, respectively.

There were no non-cash investing activities during either the March 31, 2007 and March 31, 2006 periods.

The following non-cash financing activities occurred during these periods.

Shares of common stock were issued for services during both the March 31, 2007 and March 31, 2006 periods. These totaled 330,106 shares and 144,456 shares, respectively and were valued at $178,257 and $250,166.

During the March 31, 2007 period the following additional noncash financing activity occurred:

-	$22,500 of convertible debt was converted to 50,000 shares of common stock.
-	A $45,000 account payable was satisfied by the issuance of 94,444 shares of common stock.

During the March 31, 2006 period, the Company issued $150,000 of 4% convertible notes in consideration of certain investors waiving their rights to liquidated damages which had accrued. A charge of $108,417 was recorded, representing the excess of the value of the convertible notes and associated derivatives over the $91,160 accrued damages that were settled.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2007
(unaudited)

5. OPERATING AND ADMINISTRATIVE EXPENSES

Details of operating and administrative expenses are presented below:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Options expense	$-	$42,000
Salaries and payroll taxes	222,977	156,630
Marketing expense	12,619	13,702
Development costs	23,579	61,593
Professional fees	134,786	158,861
Commissions	-	50,845
Consulting - administrative	6,054	14,150
Settlement expense	-	108,417
Liquidated damages	-	81,800
Consulting - marketing	-	47,925
Rent	38,250	38,250
Insurance	17,021	-
Director awards	148,873	-
Employee awards	-	53,250
Office expense	11,716	-
Other expenses	181,488	128,929
Totals	$797,363	$956,352

6. SUBSEQUENT EVENTS

• On April 18, 2007, an investor in the October 2005 8% Convertible Promissory Notes, elected to convert $45,000 of principal into 100,000 shares of common stock. The conversion price of the Convertible Promissory Note is $0.45 per share.

• On April 16, 2007, an investor in the May 2005 8% Convertible Promissory Notes, elected to convert $92,000 of principal and $14.808 of accrued interest into 237,351 shares of common stock. The conversion price of the Convertible Promissory Note is $0.45 per share. The issuance of the above shares are pending the filing of the Company’s restated quarterly 10-QSB’s for 2005 and 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have incurred losses and experienced negative operating cash flow since our inception. For the twelve month period ended December 31, 2006 and 2005, we had net losses attributable to common shareholders of approximately $4.4 million and $15.2 million, respectively. The net loss in both periods includes conversion expenses of $1 million and $6.6 million in 2006 and 2005, respectively, offset by revaluation income $3.5 million and $1 million in 2006 and 2005, respectively, in connection with the repricing of the conversion ratios of convertible debenture issues and of warrant conversion prices. We also wrote down the advances to Filco of $4.7 million and $2 million in 2006 and 2005, respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenue and result in additional losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with several prospective lenders, we do not currently have commitments for these funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms.

Results of Operations for the Three Months ended March 31, 2007 Compared to the Three Months March 31, 2006

Liquidity constraints and limited access to additional capital for production in 2004 and 2005 and the unexpected death of our then Chief Executive Officer and President, Peter Amico in August 2006 have limited production and sales of omni-directional technology. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

In September 2006, Airtrax was awarded a $415,000 contract to design and build a customized MP2 Equipment Handling Unit for the Israeli Air Force. The contract includes an option to build five additional units at $95,000 each upon the acceptance of the first unit. It is estimated that the follow on orders that could result from this contract would be from 29 to 100 units over the next one to three years. The Critical Design Review was completed in November 2006, the design was approved and initial deliverables were provided. As a result, we received a first process payment of $170,000 on December 12 2006. We completed the Acceptance Test Procedure in mid April 2007 and we expect to receive a second payment of $162,000. We cannot predict whether we will be able to successfully pass all of the acceptance tests and complete the contract, or that if we do so, that any subsequent orders will result.

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

Revenue

  Revenue for the three-month period ended March 31, 2007 was approximately $92,000, representing a decrease of approximately $567,000 from revenue of $659,000 for the three-month period ended March 31, 2006. This decrease in revenue, is primarily, attributed to the reduction in sales of our SIDEWINDER ATX-3000.

Cost of Goods Sold

Our cost of goods sold for the three-month period ended March 31, 2007 amounted to approximately $134,000, a decrease of approximately $459,000 from $593,000 for the three-month period ended March 31, 2006. This decrease in cost of goods sold is primarily attributed to the reduction in sales of our SIDEWINDER ATX-3000.

Operating and Administrative Expenses.

Operating and administrative expenses which include administrative salaries, depreciation and other expenses for the three-month period ended March 31, 2007 totaled $797,000 which represents a decrease of approximately $159,000 from $956,000 incurred in the three-month period ended March 31, 2006. The decrease is primarily due the reduction in production of our SIDEWINDER ATX-3000 off set by development costs for the Cobra and King Cobra scissor lift and Omni-Directional Power Chair.

Loss Attributable to Common Shareholders.

Loss attributable to common shareholders for the three-month period ended March 31, 2007 was $(5.2) million compared with income of $519,000 for the same period in 2006. The decrease in income is due primarily to the recording of conversion expense in this period of $4.9 million compared with $600,000 in 2006. Additionally, we recorded revaluation income of $567,000 in 2007 compared with $2.0 million in 2006, in connection with the repricing of certain conversion ratios of convertible debenture issues and of warrant conversion prices.

Research and Development

We incurred $23,579 and $61,593 in research and development expenses during the three month period ended March 31, 2007 and 2006, respectively. Research and development activities during fiscal 2007 primarily involved continued testing and evaluation of omni-directional components and preparing these components for production in 2007. Our wheel design was changed from the "concept" to "production" phase. This was and is an ongoing process between our Company and a vendor’s engineers to insure manufacturability. The motors and controllers were designed and/or changed in design in order to meet ANSI (American National Standards Institute) and UL (Underwriters Laboratories) testing requirements. Danaher and us revised the algorithms used in the motor controllers as well the microprocessor that runs the machines. Research and development activities also included further changes to existing designs and new designs that were patented or for those patents with pending applications.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our common stock and sales of convertible debt. During the twelve months ended December 31, 2006 and 2005, we raised net of offering costs approximately $1.3 million and $5.9 million, respectively, from the private placement of our securities.

During 2000, we were approved by the State of New Jersey for our technology tax transfer program pursuant to which we could sell our net operating losses and research and development credits as calculated under state law. In the years 2006 and 2005, we recorded credits of $437,803 and $867,413, respectively, from the sale of our losses and credits.

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

As of March 31, 2007, our working capital deficit was $5.4 million. Fixed assets, net of accumulated depreciation, as of March 31, 2007 and December 31, 2006, were $265,471 and $283,920, respectively. Current liabilities as of March 31, 2007 were $9,653,737 compared with $5,489,101 as of December 31, 2006. Current liabilities in 2007 and 2006 include liabilities for options and conversion rights of $6.4 million and $.3 million, respectively.

Off-Balance Sheet Arrangements.

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, results of operations, liquidity or capital expenditures.

Liquidated Damages

In connection with financings we entered into with various investors in November 2004, October 2005, and February 2007 we provided such investors registration rights. Pursuant to those registration rights, in the event that we did not file a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities or have such registration statement effective by another date, we agreed to pay to such investors liquidated damages. On May 4, 2007, we filed such registration statement, and as a result have an obligation for liquidated damages.

Critical Accounting Policies and Estimates

Revenue

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment .

Revenue from research and development activities relating to firm fixed-price contracts is generally recognized as billing occurs. Revenue from research and development activities relating to cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis. Billing is based on subjective cost investment factors.

Intangibles

We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of our intangibles, which as of March 31, 2007, consist mainly of patents and licensing agreements. The conditions that would trigger an impairment assessment of our intangible assets include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8.3 million as of March 31, 2007, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. The net deferred tax asset as of December 31, 2006 was $1,001,256, net of the valuation allowance.

Issuances of Common Stock

Because of the significant liquidity issues we have faced since our inception, we have been required to issue common stock to third party vendors and others in order to pay for services rendered. Such issuances are recorded as an expense in the period in which the services are performed. During the three month period ended March 31, 2007, we issued an aggregate of 330,106 shares of common stock to third parties in exchange for services performed. These services were valued at $178,257 for three months ended March 31, 2007.

Recent Accounting Pronouncement

The Financial Accounting Standards Board (FASB) has recently issued “FASB Staff Position EITF 00-19-2 which modifies the accounting treatment of derivatives that flow from financings involving embedded derivatives. This Staff Position is effective for financial statements for periods beginning January 1, 2007. Adoption of this staff position has not caused any change in the quarter ended March 31, 2007 in the way we account for derivatives.

We have reviewed other accounting pronouncements issued during 2006 and 2007 and have concluded that they will have no effect on our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

On March 21, 2007, we determined, after consultation with our independent registered public accounting firm, that a restatement of our financial statements for the year ended December 31, 2005 filed on Form 10-KSB, together with its subsequent quarterly reports on Form 10-QSB for the periods ending March 31, June 30, and September 30, 2006, respectively (collectively, the "Reports"), was necessary due to the issuance of our preferred stock as payment of dividends in lieu of cash dividends on April 1, 2005 with respect to previously issued shares of preferred stock. Our original Articles of Incorporation, as amended, including on April 30, 2000, prohibit the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock which were issued to the holder on April 1, 2005 were issued in error.

Our Articles of Incorporation, as amended, including on April 30, 2000, similarly do not support the calculation we used in determining the number of shares of common stock used to pay preferred stock dividends. The difference being the date used in determining the stock price at the end of each preferred dividend period, as opposed to the lowest common stock price during the preferred dividend period, subject to a 70% discount, for calculating the number of common shares issued as payment of the period's preferred stock dividend. Accordingly, the number of shares were greater that the number of shares required, and were issued in error resulting in increased preferred dividend expenses and preferred stock equity. The financial statements at December 31, 2004 reflect 275,000 shares of preferred stock outstanding and disclosed that an additional 100,000 shares of preferred stock were deemed the equivalent of 221,892 shares of common stock that would have been required to settle an equivalent amount of preferred dividends. On April 1, 2005, the preferred shares were issued. We have determined that the number of shares deemed the equivalent of the preferred stock dividend will be recalculated based on our Articles of Incorporation, as amended, including on April 30, 2000.

In addition, on March 15, 2007, we determined that a restatement of our Quarterly Reports on Form 10-QSB for the three and six months ended June 30, 2005 and the three months ended March 31, 2005 was necessary in light of our review of our accounting for derivatives and based on recent interpretations of the accounting for certain financial instruments under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and the Emerging Issues Task Force No.

00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19").

We concluded that our 6% Series A Convertible Promissory Notes ("Notes") and the Class A and Class B Warrants (collectively, the "Warrants") issued to certain accredited and/or qualified institutional purchasers pursuant to that certain Subscription Agreement (the "Subscription Agreement) dated as of February 11, 2005 contained embedded derivatives due to the registration rights and liquidated damages provisions contained in the Subscription Agreement. The embedded derivative provisions provided that we will pay liquidated damages in connection with the delay in filing of a registration statement on Form SB-2 in the event that we did not file such registration statement which registers the shares of our common stock underlying the Notes and the Warrants, or cause the Securities and Exchange Commission to declare such registration statement effective, each within specified time frames as set forth in the Subscription Agreement.

In particular, we will restate our financial statements contained in the Quarterly Reports to reflect the reduction in preferred stock outstanding, preferred stock dividend expense and deemed dividend expenses recorded in 2005 and 2006. In addition, we will restate our financial statements contained in the Reports to reflect a liability in connection with issuance of the Notes and the Warrants that contained an embedded derivative and conversion privileges, as of March 31, 2005, June 30, 2005 and September 30, 2005 as follows:

1. The accounting for the embedded derivatives within the Notes and the Warrants was determined under the guidance of SFAS 133 and EITF No. 00-19. The embedded derivatives are classified as a current liability in accordance with SFAS 133, and are recorded at fair value.

2. In reporting periods subsequent to the issuance of June 30, 2005, the embedded derivative has been revalued with the change to fair value recorded as income/(expense).

Furthermore, on April 25, 2007, we determined that a restatement of our financial statements for the year ended December 31, 2006 filed on Form 10-KSB, together with the quarterly report on Form 10-QSB for the period ending September 30, 2006 (collectively, the “Reports”), is necessary due to the issuance of convertible debentures and warrants (collectively, the “Securities”) in July 2006 for the settlement of liquidated damages from our October 2005 private placement. The Securities were not previously recorded on our books and records. Additionally, we determined that a correction of the accounting for the settlement of liquidated damages in July 2006, in connection with our November 2004 private placement, was also required.

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

As described below, we made changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the needed restatements described above, we have hired additional qualified staff with SEC experience in the financial reporting and analysis area. We believe that this will avoid the reoccurrence of our material weaknesses and will strengthen our internal controls related to the financial closing, review, and analysis process so that our controls and procedures are effective in future periods.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits

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

AIRTRAX, INC.

Date: May 21, 2007	By:	/s/ ROBERT M.WATSON
Robert M. Watson
President, Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)