Form 10QSB/A
period 2005-06-30
AIRTRAX INC
filed 2007-06-01
CIK 1081372

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

                                Explanatory Note

Certain errors effecting the June 30, 2005 financial statements have been discovered during an internal review. The corrections resulted in a change in the amount of net loss attributable to common shareholders with resultant changes in deficit accumulated during development stage, certain changes in the statement of cash flows and certain changes in balance sheet account balances as of June 30, 2005.

The corrections result from a change in the method of accounting for embedded derivatives contained in convertible notes and warrants. They had been accounted for under the provisions of EITF 98-5 and EITF 00-27. As further described in
Note 2, they are now accounted for under the provisions of EITF 00-19.

For the convenience of the reader, this Form 10-QSB/A sets forth the original Form 10-QSB in its entirety. However, this Form 10-QSB/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management's Discussion and Analysis. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-QSB is amended hereby. In addition, pursuant to the rules of the SEC, the original Form 10-QSB has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2 and 32.1, respectively

                                  AIRTRAX, INC.
                  JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB





                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

   PART I -  FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

   Balance Sheets                                                            2

   Statements of Operations and Deficit Accumulated During
   Development Stage                                                         2

   Statements of Cash Flows                                                  4

   Notes to Financial Statements                                             5

   Special Note Regarding Forward Looking Statements                        12

   Item 2.   Management's Discussion and Analysis or Plan of Operations     12

   Item 3.   Controls and Procedures                                        18

   PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                              18

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    18

   Item 3.   Defaults Upon Senior Securities                                19

   Item 4.   Submission of Matters to a Vote of Security Holders            19

   Item 5.   Other Information                                              19

   Item 6.   Exhibits                                                       19

   SIGNATURES                                                               22

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                   June 30, 2005       December 31,
                                                                    (Unaudited)            2004
                                                                     (Restated)         (Audited)
                                                                    ------------       ------------
ASSETS

Current Assets
         Cash                                                      $   1,098,691       $    641,477
         Accounts receivable                                               2,445                  -
         Accrued interest receivable                                     244,666             86,667
         Inventory                                                     1,673,435            709,281
         Prepaid expenses                                                      -              5,113
         Vendor advance                                                  173,017             52,017
         Deferred tax asset                                              448,860            224,414
                                                                    ------------       ------------
                  Total current assets                                 3,641,114          1,718,969
                                                                    ------------       ------------

Fixed Assets
         Office furniture and equipment                                  111,786             90,714
         Automotive equipment                                             21,221             21,221
         Shop equipment                                                   43,619             24,553
         Casts and tooling                                               236,484            205,485
                                                                    ------------       ------------
                                                                         413,110            341,973
         Less, accumulated depreciation                                  266,592            248,386
                                                                    ------------       ------------
                  Net fixed assets                                       146,518             93,587
                                                                    ------------       ------------

Other Assets
         Advances to FiLCO GmbH                                        5,266,136          2,670,000
                Patents - net                                            145,152            117,402
                Bond discount                                            479,167                  -
                Utility deposits                                              65                 65
                                                                    ------------       ------------
                  Total other assets                                   5,890,520          2,787,467
                                                                    ------------       ------------
              TOTAL ASSETS                                          $  9,678,152       $  4,600,023
                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable                                           $    559,506       $    394,959
         Accrued liabilities                                             424,555            459,565
         Warrant and conversion liability                              2,623,436          1,219,750
         Shareholder deposits for stock                                        -          1,403,174
         Shareholder notes payable                                        33,460             33,455
                                                                    ------------       ------------
                  Total current liabilities                            3,640,957          3,510,903

Long Term Convertible Debt                                               500,000                  -
                                                                    ------------       ------------

             TOTAL LIABILITIES                                         4,140,957          3,510,903
                                                                    ------------       ------------

Stockholders' Equity
         Common stock - authorized, 100,000,000 shares
         without par value; issued
         and outstanding - 21,639,926 and
         15,089,342, respectively                                     20,565,123         10,822,854
         Paid in capital - warrants                                    1,708,312                  -
         Preferred stock - authorized, 5,000,000 shares
         without par value; 275,000 issued and outstanding                12,950             12,950
         Deficit accumulated during development stage                (16,542,238)        (9,539,732)
         Deficit prior to development stage                             (206,952)          (206,952)
                                                                    ------------       ------------

                  Total stockholders' equity                           5,537,195          1,089,120

         TOTAL LIABILITIES AND
                                                                    ------------       ------------
STOCKHOLDER'S EQUITY                                                $  9,678,152       $  4,600,023
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



                                                                                                          May 19, 1997
                                                                                                      (Date of Inception)
                                                                        2005                            to June 30, 2005
                                                                     (Restated)            2004            (Restated)
                                                                    ------------       ------------       ------------
SALES                                                               $    167,545       $          -       $  1,190,668

COST OF GOODS SOLD                                                       160,126                  -            630,497
                                                                    ------------       ------------       ------------

  Gross Profit (Loss)                                                      7,419                  -            560,171

OPERATING AND ADMINISTRATIVE EXPENSES                                  2,007,882            848,141         10,956,103
                                                                    ------------       ------------       ------------

OPERATING LOSS                                                        (2,000,463)          (848,141)       (10,395,932)

OTHER INCOME AND EXPENSE
         Revaluation income (expense)                                    600,299                  -           (263,981)
         Interest expense                                                (74,430)           (13,730)          (249,494)
         Interest income                                                 172,300             10,127            258,967
         Other income                                                        211                 94             78,505
         Conversion expense                                           (5,600,139)                 -         (5,955,609)
                                                                    ------------       ------------       ------------

NET LOSS BEFORE INCOME TAXES                                          (6,902,222)          (851,650)       (16,527,544)

INCOME TAX BENEFIT (STATE):
         Current                                                         224,446             67,770            224,446
         Prior years                                                           -                  -            717,142
                                                                    ------------       ------------       ------------
                  Total Benefit                                          224,446             67,770            941,588
                                                                    ------------       ------------       ------------

NET LOSS DURING DEVELOPMENT STAGE                                     (6,677,776)          (783,880)       (15,585,956)

DEEMED DIVIDENDS ON PREFERRED STOCK                                      273,167                  -            461,579


NET LOSS  ATTRIBUTABLE TO COMMON STOCKHOLDERS                         (6,950,943)          (783,880)       (16,047,535)

PREFERRED STOCK DIVIDENDS DURING DEVELOPMENT STAGE                       (51,563)           (85,937)          (494,703)
                                                                    ------------       ------------       ------------

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                        $ (7,002,506)      $   (869,817)      $(16,542,238)
                                                                    ============       ============       ============

NET LOSS PER SHARE:

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                        $ (6,950,943)      $   (783,880)
ADJUSTMENT FOR PREFERRED STOCK DIVIDENDS                                 (34,375)           (34,375)
                                                                    ------------       ------------
LOSS ALLOCABLE TO COMMON SHAREHOLDERS                               $ (6,985,318)      $   (818,255)
                                                                    ============       ============

NET LOSS PER SHARE - Basic and Diluted                              $       (.36)      $       (.08)

WEIGHTED AVERAGE SHARES OUTSTANDING                                   19,435,015         10,267,532




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


                                                                                                           May 19, 1997
                                                                                                       (Date of Inception)
                                                                       2005                             to June 30, 2005
                                                                     (Restated)            2004            (Restated)
                                                                    ------------       ------------       ------------
SALES                                                               $     90,554       $          -       $  1,190,668

COST OF GOODS SOLD                                                       107,765                  -            630,497
                                                                    ------------       ------------       ------------

         Gross Profit (Loss)                                             (17,211)                 -            560,171

OPERATING AND ADMINISTRATIVE
 EXPENSES                                                              1,284,288            549,332         10,956,103
                                                                    ------------       ------------       ------------

OPERATING LOSS                                                        (1,301,499)          (549,332)       (10,395,932)

OTHER INCOME AND EXPENSE
         Revaluation income (expense)                                    373,440                  -           (263,981)
         Interest expense                                                (34,158)            (6,126)          (249,494)
         Interest income                                                 111,156             10,127            258,967
         Other income                                                         75                 94             78,505
         Conversion expense                                             (467,446)                 -         (5,955,609)
                                                                    ------------       ------------       ------------

NET LOSS BEFORE INCOME TAXES                                          (1,318,432)          (545,237)       (16,527,544)

INCOME TAX BENEFIT (STATE):
         Current                                                         166,301             41,811            224,446
         Prior years                                                           -                  -            717,142
                                                                    ------------       ------------       ------------
                  Total Benefit                                          166,301             41,811            941,588
                                                                    ------------       ------------       ------------

NET LOSS DURING DEVELOPMENT STAGE                                     (1,152,131)          (503,426)       (15,585,956)

DEEMED DIVIDENDS ON PREFERRED STOCK                                      273,167                  -            461,579


NET LOSS  ATTRIBUTABLE TO COMMON STOCKHOLDERS                         (1,425,298)          (503,426)       (16,047,535)

PREFERRED STOCK DIVIDENDS DURING DEVELOPMENT STAGE                       (51,563)           (40,104)          (494,703)
                                                                    ------------       ------------       ------------
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                        $ (1,476,861)      $   (543,530)      $(16,542,238)
                                                                    ============       ============       ============

NET LOSS PER SHARE:

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                        $ (1,425,298)      $   (503,426)
ADJUSTMENT FOR PREFERRED STOCK DIVIDENDS                                 (17,188)           (17,188)
                                                                    ------------       ------------
LOSS ALLOCABLE TO COMMON SHAREHOLDERS                               $ (1,442,486)      $   (520,614)
                                                                    ============       ------------


NET LOSS PER SHARE - Basic and Diluted                              $       (.07)      $       (.05)


WEIGHTED AVERAGE SHARES OUTSTANDING                                   21,477,816         11,430,485



   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the Six Month Periods ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                                                          May 19, 1997
                                                                                                      (Date of Inception)
                                                                         2005                          to June 30, 2005
                                                                     (Restated)            2004            (Restated)
                                                                    ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $ (6.950,943)      $   (783,880)      $(16,047,535)
Adjustments to reconcile net loss to net cash
consumed by operating activities:
Charges not requiring the outlay of cash:
  Depreciation and amortization                                           21,666             18,106            322,830
  Amortization of bond discount                                           20,833                  -             20,833
  Equity securities issued for services                                  717,593            278,244          3,656,816
  Revaluation expense (income)                                          (600,299)                 -            263,981
  Conversion expense                                                   5,600,139                  -          5,955,609
  Stock issued in settlement of interest obligations                      36,986                  -             36,986
  Increase in accrual of deferred tax benefit                           (224,446)           (67,770)          (448,860)
  Deemed dividends on preferred stock                                    273,167                  -            461,579
  Interest accrued on shareholder loan                                     2,007              2,925             23,648
Changes in current assets and liabilities:
  Increase in accrued interest receivable                               (157,999)                 -           (244,666)
  Increase in accounts receivable                                         (2,445)           (37,485)            (2,445)
  Increase in vendor advances                                           (121,000)                 -           (173,017)
  Increase (decrease) in accounts payable and accrued liabilities         45,945           (345,261)           966,299
  Increase in prepaid expenses                                                 -                  -           (146,957)
  Increase in inventory                                                 (964,154)           (33,833)        (1,673,435)
                                                                    ------------       ------------       ------------

Net Cash Consumed By Operating Activities                           (2,302,950)           (968,954)       (7,028,334)
                                                                    ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                                (71,137)           (25,412)          (419,421)
Additions to patent cost                                                 (31,460)                 -           (189,391)
Advances to Filco GmbH                                                (2,596,136)        (1,000,000)        (5,266,136)
                                                                    ------------       ------------       ------------
                  Net Cash Consumed By
                        Investing Activities                          (2,698,733)        (1,025,412)         5,874,948)
                                                                    ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of issuance of convertible debt                           4,277,500                  -          4,277,500
Net proceeds of common stock sales                                        55,000          2,457,212          8,627,611
Proceeds of convertible loan                                             409,913                  -            409,913
Proceeds from exercise of warrants                                       718,486                  -            812,236
Proceeds of sales of preferred stock                                           -                  -             12,950
Proceeds from exercise of options                                              -                  -             14,344
Borrowings (repayments) of stockholder loans                              (2,002)           (52,005)            33,118
Preferred stock dividends paid in cash                                         -            (85,937)          (185,274)
Principal payments on installation note                                        -               (471)              (425)
                                                                    ------------       ------------       ------------
                           Net Cash Provided By
                      Financing Activities                             5,458,897          2,318,799         14,001,973
                                                                    ------------       ------------       ------------

                  Net (Decrease) Increase In Cash                        457,214            324,433          1,098,691
         Balance at beginning of period                                  641,477             37,388                  -
                                                                    ------------       ------------       ------------
         Balance at end of period                                   $  1,098,691       $    361,821       $  1,098,691
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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



1.   BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. ("the Company") as of June 30, 2005 and for the three month and six month periods ended June 30, 2005 and 2004, respectively, have been prepared in accordance with accounting principles generally accepted in the United State of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

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

On February 11, 2005, the Company issued $5,000,000 of 8% convertible promissory notes, which were convertible into Company common stock and two classes of warrants to purchase Company common stock. The notes were to mature on August 10, 2005. The Company retained the right to require conversion of the notes at a price of $1.30 per share. Conversion occurred on March 29, 2005 and 3,846,154 shares of common stock were issued. In addition, warrants to purchase common stock were issued in connection with this transaction as follows: 1,923,077 Class A warrants and 961,538 Class B warrants. The Class A warrants are exercisable for a five year period at a price per share of $1.85; the Class B warrants are exercisable for a five year period at a price per share of $2.11. As partial compensation, the broker-dealer which arranged this transaction was awarded 384,616 warrants to purchase common stock at $1.85 per share, 100,000 warrants to purchase common stock at $1.00 per share.

The issuance of convertible promissory notes and warrants was accounted for under the provisions of Emerging Issues Task Force (EITF) 98-5, "Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Investments". This accounting was corrected in these restated financial statements to apply the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock". See Note 3 for further details.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


2.   COMMON STOCK AND WARRANTS (Continued)

On May 14, 2005, the Company issued a $500,000 8% convertible note. The note is schedule for maturity in two years. During that period, it can be converted to stock at a rate of $1.30 per share, which would translate to 384,615 shares. Accompanying the convertible note were 384,615 warrants to purchase common stock at $2.11 per share; these warrants are exercisable over a five year period.

A total of 8,536,298 warrants was outstanding at June 30, 2005 as follows:


                                                                                            Other              Total
                                                       Class A          Class B            Warrants           Warrants
                                                      ---------        ---------          ---------          ---------
Outstanding at December 31, 2004                              -                -          5,537,763          5,537,763
Increases:
Warrants issued in connection with  sale of
   $5,000,000 of convertible notes
                                                      1,923,077          961,538            484,616          3,369,231
Warrants issued in conjunction with $500,000 of
   convertible debt                                           -          384,615                  -            384,615
Other warrants issued                                         -                -             37,689             37,689

Reductions:
    Warrants exercised                                        -                -           (593,000)          (593,000)
    Warrants voided                                           -                -           (200,000)          (200,000)
                                                      ---------        ---------          ---------          ---------
Outstanding, June 30, 2005                            1,923,077        1,346,153          5,267,068          8,536,298
                                                      =========        =========          =========          =========


Shares of common stock were issued during the second quarter and first six months of 2005 as follows:

                                                                                            Second
                                                                                            Quarter         Six Months
                                                                                           --------          ---------
Conversion of $5,000,000 notes                                                                    -          3,846,154
Private placement sales                                                                           -             68,750
Shares issued based on warrants exercised                                                   130,858            593,000
Issuance of shares sold in prior year                                                             -          1,749,827
Shares issued for services                                                                  264,400            264,400
Shares issued in settlement of interest  on convertible notes                                28,453             28,453
                                                                                           --------          ---------
      Total shares issued                                                                   423,711          6,550,584
                                                                                           ========          =========

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

3.   RESTATEMENTS

Certain errors affecting the June 30, 2005 financial statements have been discovered during an internal review. Correcting these errors resulted in a change in the amount of net loss attributable to common shareholders with resultant changes in deficit accumulated during development stage, certain changes in the statement of cash flows and certain changes in balance sheet account balances as of June 30, 2005. The financial statements for the three and six month periods ended June 30, 2005 and for the period May 19, 1997 to June 30, 2005 have, therefore, been restated to correct these errors. The restated amounts are compared with the amounts previously reported in the tables below.

These restatements are the result of a change in the method of accounting for embedded derivatives contained in convertible notes and warrants. They had been accounted for under the provisions of EITF 98-5 and EITF 00-27. As further described in Note 2, they are now accounted for under the provisions of EITF 00-19. In addition, it was determined that a dividend on the preferred stock had been incorrectly calculated. Correcting for this dividend resulted in changes in the balances of the accounts making up stockholders equity and a reduction in the amount of deemed dividends.


                             Statement Of Operations
                  For The Six Month Period Ended June 30, 2005


                                                                    As Originally
                                                                      Presented         Adjustments       As Restated
                                                                    ------------       ------------     --------------
Revaluation expense                                                 $          -       $    600,299 (2) $      600,299
Interest expense                                                      (4,288,161)         4,213,731 (4)        (74,430)
Conversion expense                                                             -         (5,600,139)(1)     (5,600,139)
Deemed dividends on preferred stock                                     (479,167)           206,000 (5)       (273,167)
                                                                                       ------------

Net loss attributable to common shareholders                        $ (6,370,834)      $   (580,109)    $   (6,950,943)
                                                                    ============       ============     ==============


                             Statement Of Operations
                 For The Three Month Period Ended June 30, 2005
                                                                   As Originally
                                                                      Presented         Adjustments       As Restated
                                                                    ------------       ------------     --------------
Revaluation income                                                  $          -       $    373,440 (2) $      373,440
Conversion expense                                                             -           (467,446)(1)       (467,446)
Deemed dividends on preferred stock                                     (479,167)           206,000 (5)       (273,167)
                                                                                       ------------
Net loss attributable to common shareholders                        $ (1,537,292)      $    111,994     $   (1,425,298)
                                                                    ============       ------------     ==============


                             Statement Of Operations
                  For The Period May 19, 1997 To June 30, 2005
                                                                   As Originally
                                                                     Presented          Adjustments       As Restated
                                                                    ------------       ------------     --------------
Revaluation expense                                                 $          -       $   (263,981)(2) $     (263,981)
Interest expense                                                      (4,463,225)         4,213,731 (4)       (249,494)
Conversion expense                                                             -         (5,955,609)(1)     (5,955,609)
Deemed dividends on preferred stock                                     (667,579)           206,000 (5)       (461,579)
                                                                                       ------------
Net loss attributable to common shareholders                        $(14,247,676)      $(1,799,859)      $ (16,047,535)
                                                                     ==========        ============      =============


                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


3.   RESTATEMENTS (continued)




                             Statement Of Cash Flows
                  For The Six Month Period Ended June 30, 2005


                                                                   As Originally
                                                                      Presented         Adjustments       As Restated
                                                                    ------------       ------------     --------------
Net loss                                                            $ (6,370,834)      $   (580,109)    $   (6,950,943)
Revaluation income                                                             -           (600,299)(2)       (600,299)
Value of warrants issued                                                 944,500           (944,500)(4)              -
Deemed dividends on preferred stock                                      479,167           (206,000)(5)        273,167
Conversion benefit                                                     3,269,231         (3,269,231)(4)              -
Conversion expense                                                             -          5,600,139 (1)      5,600,139
                                                                                       ------------
Cash consumed by operating activities                                $(2,302,950)      $          -        $(2,302,950)
                                                                     ===========       ============        ===========


                             Statement Of Cash Flows
                  For The Period May 19, 1997 To June 30, 2005
                                                                   As Originally
                                                                      Presented         Adjustments      As Restated
                                                                    ------------       ------------     -------------
Net loss                                                            $(14,247,676)       $(1,799,859)    $  (16,047,535)
Revaluation expense                                                            -            263,981 (2)        263,981
Value of warrants issued                                                 944,500           (944,500)(4)              -
Deemed dividends on preferred stock                                      667,579           (206,000)(5)        461,579
Conversion benefit                                                     3,269,231         (3,269,231)(4)              -
Conversion expense                                                             -          5,955,609 (1)      5,955,609
                                                                                        -----------
Cash consumed by operating activities                               $( 7,028,334)       $         -     $   (7,028,334)
                                                                    ============        ===========     ==============


                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


3.       RESTATEMENTS (continued)


                                  Balance Sheet
                                  June 30, 2005
               Liabilities and Stockholders' Equity

                                                                   As Originally
                                                                     Presented          Adjustments                As Restated
                                                                    ------------       ------------               --------------
Current liabilities:
Liability for warrants and conversion options                       $          -       $  2,623,436(1)(2)         $    2,623,436

Total current liabilities                                              1,017,521          2,623,436                    3,640,957
                                                                    ------------       ------------               --------------

Total liabilities                                                      1,517,521          2,623,436                    4,140,957
                                                                    ------------       ------------               --------------

Stockholders' equity:
Common stock                                                          19,911,659            326,541 (5)              20,565,123
                                                                                         (3,269,231)(4)
                                                                                          3,596,154 (1)
Paid in capital - warrants                                             2,652,812           (944,500)(4)               1,708,312
Preferred stock                                                          545,491           (532,541)(5)                  12,950
Deficit accumulated during development stage                         (14,742,379)        (3,596,154)(1)             (16,542,238)
                                                                                         (2,003,985)(1)
                                                                                            600,299 (2)
                                                                                          4,213,731 (4)
                                                                                         (1,219,750)(1)
                                                                                            206,000 (5)
Total stockholders' equity                                             8,160,631         (2,623,436)                   5,537,195
                                                                    ------------       ------------               --------------
Total Liabilities and Stockholders' Equity                          $  9,678,152       $          -               $    9,678,152
                                                                    ============       ============               ==============

Explanations:

(1)  Conversion   expense  associated  with  stock  conversion  and  immediately exercisable  warrants,  not previously  recorded.

(2)  Revaluation income (expense) of derivatives, not previously recorded.

(3)  Elimination  of  expense   associated  with  convertible  bond  issue.  The
     recording of interest was required by EITF 98-5; it is not appropriate under EITF 00-19.

(4) Several expense items generated by the use of EITF 98-5 have been eliminated based on the application of EITF 00-19 and replaced with items
     (1) and (2)

(5)  Correction  of dividends on preferred
     stock, with related reduction in the amount of deemed dividend charges.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


4.   SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest was $5,803 and $10,135, respectively, for the six month periods ended June 30, 2005 and June 30, 2004. There was no cash paid for income taxes during either the 2005 or 2004 six month periods.

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

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


5.       OPERATING AND ADMINISTRATIAVE EXPENSE

The following details expenses incurred during the six month periods ended June 30, 2005 and 2004:

                                               2005                    2004
                                           ----------              ---------

Options Expense                          $     83,650              $       -
Payroll                                       254,894                150,573
Marketing                                     202,978                 32,617
Production Costs                              152,705                 56,175
Professional Fees                             306,068                 66,674
Consulting Expenses                           407,943                285,275
Insurance                                     129,879                 54,480
Penalties                                     120,429                      -
Other Expense                                 349,336                202,347
                                           ----------              ---------
          Totals                           $2,007,882              $ 848,141
                                           ==========              =========


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

Overview

Since 1995, substantially all of our resources and operations have been directed towards the development of the omni-directional wheel and related components for forklift and other material handling applications. Many of the components, including the uniquely shaped wheels, motors, and frames, have been specially designed by us and specially manufactured for us. Four pilot models of the commercial omni-directional lift truck are operational and have been used for extensive testing over the past few years.

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

We have incurred losses and experienced negative operating cash flow since our formation. For the three months ended June 30, 2005 and 2004, we had a net loss of $(1,425,298) and $(503,426), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

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

The amounts loaned to Filco to date, even if unrecoverable, would not prevent us from commencing the manufacture of the Sidewinder Omni-Directional Lift Truck. The manufacture and sale of omni-directional material handling equipment is our primary goal. During the second quarter of 2005, we realized limited revenues from the first sales of the Sidewinder Omni-Directional Lift Truck.

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

We loaned Filco approximately $2.7 million through the end of 2004 and loaned an additional $2.6 million during the first haft of 2005. We intend to provide another $5 million to Filco, either in the form of guaranteed credit lines or through additional sales our securities.

Filco GmbH's Financial Condition

The improvement of Filco's financial condition and results of operations, as set forth below, furthers our belief that we would be able to recover principal and interest due under our unsecured loans to Filco in the event that the proposed acquisition is not completed.

Filco manufactured approximately 550 lift trucks in 2003 and very limited numbers in 2004. In 2004, Filco did not have adequate operating capital to conduct business operations and had numerous issues with its worker's union to resolve. It was and is considered by Filco's management, a better long term negotiating tactic with unions to threaten to close the facility completely than to attempt to run the facility during negotiations. For this reason, as well as the lack of funding, Filco's plant was closed for much of 2004 and the beginning of 2005.

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

Revenues

For the three-month period ended June 30, 2005, the Company had sales revenue of $90,554. This compares to revenues of $-0- for the three months ended June 30, 2004. The increase in sales revenue represents the first sales of the SIDEWINDER Omni-Directional Lift Truck to Airtrax Canada, a non-affiliate.

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

Loss Before Income Taxes

Loss before income taxes for the three month period ended June 30, 2005 totaled $1,318,452. For the three months ended June 30, 2004, loss before income taxes totaled $545,237. The increase in loss before income tax for the three months ended June 30, 2005 compared with the same period of 2004 was caused by the time and material allocations preparing for production of the SIDEWINDER and other production related issues including labor and materials used to outfit the new Airtrax assembly plant in Blackwood NJ.

Preferred Stock Dividends

For the three months ended June 30, 2005, the Company will issue 131,771 shares of common stock to satisfy $51,563 dividends on preferred stock. During the three months ended June 30, 2004, the Company paid cash dividends on preferred stock in the amount of $40,104. The preferred stock dividends are payable to a company that is owned by our President.

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

Loss Before Income Taxes

Loss before income taxes for the six month period ended June 30, 2005 totaled $6,902,222. For the six months ended June 30, 2004, loss before income taxes totaled $851,650. The principal reason for the increase in loss before income taxes for the six months ended June 30, 2005 compared with the same period of 2004 was a $5.6 million charge for conversion expense resulting principally from conversion during the period of convertible debt to common stock, which is described in Note 2 to the financial statements. Other factors contributing to the increase in the 2005 loss were time and materials devoted to preparing for production of the SIDEWINDER and preparing the new assembly plant in Blackwood New Jersey.

Liquidity and Capital Resources

As of June 30, 2005, the Company's cash on hand was $1,098,691 and working capital was $157. Since its inception, the Company has financed its operations through the private placement of its common stock. During the six months ended June 30, 2005, the Company sold an aggregate of 68,750 shares of common stock to accredited and institutional investors and issued 3,846,154 shares of common stock in conversion of $5 million of convertible notes. During the six months ended June 30, 2004, the Company sold an aggregate of 3,610,125 shares of common stock to accredited and institutional investors and issued an aggregate of 163,840 shares of common stock in consideration for services rendered.

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

As of June 30, 2005, our working capital was $157. Fixed assets, net of accumulated depreciation, as of June 30, 2005 was $146,518 and total assets, as of June 30, 2005 was $9,678,152. Fixed assets, net of accumulated depreciation, as of December 31.2004 was $93,587and total assets, as of December 31.2004 was $4,600,023. Current liabilities as of June 30, 2005 were $3,640,957 compared with $3,510,093 at December 31, 2004.

Item 3. Controls and Procedures


(a) Evaluation of disclosure controls and procedures.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2005. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

     We did not make any changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We did however, make such changes subsequent to the period covered by this Quarterly Report on Form 10-QSB as a result of the needed restatements described above. We have hired additional qualified staff with SEC experience in the financial reporting and analysis area. We believe that this will avoid the reoccurrence of our material weaknesses and will strengthen our internal controls related to the financial closing, review, and analysis process so that our controls and procedures are effective in future periods.

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

32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of June 2007.


                                  AIRTRAX, INC.

                                  By:/s/ Robert M. Watson
                                  -------------------------------
                                  Robert M. Watson, Chief Executive Officer,
                                  Acting Principal Financial Officer