Form 10QSB/A
period 2006-06-30
AIRTRAX INC
filed 2007-06-01
CIK 1081372

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

                                Explanatory Note


Certain errors effecting the June 30, 2006 financial statements have been discovered during an internal review. The corrections resulted in a change to the loss attributable to common shareholders, certain amounts on the statement of cash flows and certain balance sheet accounts as of June 30, 2006.

The corrections result from a determination that certain warrants accompanying a stock issue continue to be subject to revaluation, despite the settlement of liquidated damages in connection with the issue. In addition, it was determined that a dividend on preferred stock had been incorrectly calculated. Correction for the 2005 dividend resulted in changes in components of stockholders equity.

For the convenience of the reader, this Form 10-QSB/A sets forth the original Form 10-QSB in its entirety. However, this Form 10-QSB/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management's Discussion and Analysis. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-QSB is amended hereby. In addition, pursuant to the rules of the SEC, the original Form 10-QSB has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2 and 32.1, respectively

                                  AIRTRAX, INC.
                 JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-QSB/A



         TABLE OF CONTENTS

                                                                         PAGE

  PART I -  FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

  Balance Sheets                                                           3

  Statements of Operations for the Six Months Ended June 30,               4

  Statements of Operations for the Three Months Ended June 30,             5

  Statements of Cash Flows                                                 6

  Notes to Financial Statements                                            7

  Special Note Regarding Forward Looking Statements                       13

  Item 2.   Management's Discussion and Analysis or Plan of Operations    13

  Item 3.   Controls and Procedures                                       18

  PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings                                             20

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds   20

  Item 3.   Defaults Upon Senior Securities                               20

  Item 4.   Submission of Matters to a Vote of Security Holders           20

  9Item 5.  Other Information                                             20

  Item 6.   Exhibits                                                      20

  SIGNATURES                                                              21

     PART I -- FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                                  AIRTRAX, INC.
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

                                  AIRTRAX, INC.
                                  BALANCE SHEET

                                                                   June 30,     December 31,
                                                                     2006          2005
                                                                   Unaudited)    (Audited)
                                                                  (Restated)    (Restated)
                                                                 ------------   ------------
              ASSETS

 Current Assets

     Cash                                                        $      2,670   $     19,288
     Accounts receivable                                              407,610         94,357
     Inventory                                                      1,651,100      2,005,139
     Vendor advance                                                   167,637        163,517
     Deferred tax asset                                             1,326,552        977,302
                                                                 ------------   ------------
                             Total current assets                   3,555,569      3,259,603
 Fixed Assets
     Office furniture and equipment                                   157,522        157,521
     Automotive equipment                                              21,221         21,221
     Shop equipment                                                    53,668         43,349
     Casts and tooling                                                273,017        270,688
                                                                 ------------   ------------
                                                                      505,428        492,779
 Less, accumulated depreciation                                       328,636        301,886
                                                                 ------------   ------------
                             Net fixed assets                         176,792        190,893
 Other Assets
     Advances to Filco Gmbh                                         1,000,000      2,000,000
     Patents - net                                                    151,262        154,263
     Deferred Charges                                                     -          388,392
     Deposits                                                          27,157             65
                                                                 ------------   ------------
                            Total other assets                      1,178,419      2,542,720
                                                                 ------------   ------------
           TOTAL ASSETS                                          $  4,910,780   $  5,993,216
                                                                 ============   ============
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current Liabilities
     Accounts payable                                            $    891,657   $    885,463
     Accrued liabilities                                              308,877        266,556
     Obligation for outstanding options                             1,372,649      1,330,948
     Warrants and conversion option liability                       2,687,048      3,516,462
     Shareholder loans payable                                        142,748        186,961
                                                                 ------------   ------------
                          Total current liabilities                 5,402,979      6,186,390

 Long Term Convertible Debt                                         2,246,248      2,048,000
                                                                 ------------   ------------
           TOTAL LIABILITIES                                        7,649,227      8,234,390
                                                                 ------------   ------------


 Stockholders' Deficiency
     Common stock - authorized, 100,000,000 shares
     without par value; issued and outstanding -
     23,484,824 and 21,939,360,
     respectively                                                  24,238,606     21,712,179
     Paid in capital - warrants                                     1,065,263      1,042,400
 Preferred stock - authorized, 5,000,000
 shares without par value; 275,000 issued and
 outstanding                                                           12,950         12,950

 Deficit during development stage                                 (16,751,086)   (16,751,086)

 Deficit from operations                                          (11,304,180)    (8,257,617)
                                                                 ------------   ------------
                      Total stockholders' deficit                  (2,738,447)    (2,241,174)
                                                                 ------------   ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                                                 $  4,910,780   $  5,993,216
                                                                 ============   ============


   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                            STATEMENTS OF OPERATIONS
                        For the Six Months Ended June 30,


                                                                                      2006            2005
                                                                                   (Restated)      (Restated)
                                                                                  ------------    ------------
 SALES                                                                            $  1,271,277    $    167,545
 COST OF GOODS SOLD                                                                  1,193,815         160,126
                                                                                  ------------    ------------
                 Gross Profit                                                           77,462           7,419

 OPERATING AND ADMINISTRATIVE EXPENSES                                               3,200,705       2,007,882
                                                                                  ------------    ------------
 OPERATING LOSS                                                                     (3,123,243)     (2,000,463)

 OTHER INCOME AND EXPENSE
           Conversion expense                                                         (760,184)     (5,600,139)
           Interest expense                                                           (107,275)        (74,430)
           Revaluation income                                                        1,010,414         600,299
           Interest income                                                                  85         172,300
           Other income                                                                      -             211
                                                                                  ------------    ------------
 NET LOSS BEFORE INCOME TAXES                                                       (2,980,203)     (6,902,222)
                                                                                  ------------    ------------
 INCOME TAX BENEFIT (STATE)
           Current                                                                     349,250         224,446
                                                                                  ------------    ------------
 NET LOSS BEFORE DIVIDEND                                                           (2,630,953)     (6,677,776)

 DEEMED DIVIDENDS ON PREFERRED STOCK                                                   303,110         273,167
                                                                                    ----------      ----------
 NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                       (2,934,063)     (6,950,943)

 PREFERRED STOCK DIVIDENDS PAID                                                       (112,500)        (51,563)
                                                                                  ------------     -----------
 DEFICIT ACCUMULATED                                                              $ (3,046,563)   $ (7,002,506)
                                                                                  ============    ============

 NET LOSS                                                                         $ (2,934,063)   $ (6,950,943)

 ADJUSTMENT FOR PREFERRED DIVIDENDS                                                    (34,375)        (34,375)
                                                                                  ------------    ------------
 NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS                                        $ (2,968,438)   $ (6,985,318)
                                                                                  ============    ============

 NET LOSS PER SHARE - Basic and Diluted                                           $       (.13)   $       (.36)

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                      22,249,454      19,435,015



   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.

                            STATEMENTS OF OPERATIONS

                   For the Three Month Periods Ended June 30,

                                                                2006           2005
                                                             (Restated)     (Restated)
                                                           ------------    ------------

 SALES                                                     $    612,301    $     90,554
 COST OF GOODS SOLD                                             666,137         107,765
                                                           ------------    ------------
                                                                (53,836)        (17,211)

 OPERATING AND ADMINISTRATIVE EXPENSES                        2,179,132       1,284,288
                                                           ------------    ------------
 OPERATING LOSS                                              (2,232,968)     (1,301,499)

 OTHER INCOME AND EXPENSE
           Conversion expense                                  (178,746)       (467,446)
           Interest (expense) income                            (58,524)        (34,158)
           Revaluation (expense) income                        (961,752)        373,440
           Interest income                                           85         111,156
           Other income                                               -              75
                                                           ------------    ------------


 NET LOSS BEFORE INCOME TAXES                                (3,431,905)     (1,318,432)

 INCOME TAX BENEFIT (STATE):
           Current                                              264,766         166,301
                                                           ------------     -----------
 NET LOSS BEFORE DIVIDEND                                    (3,167,139)     (1,152,131)

 DEEMED DIVIDENDS ON PREFERRED STOCK                            303,110         273,167
                                                           ------------     -----------
 NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                (3,470,249)     (1,425,298)

 PREFERRED STOCK DIVIDENDS PAID                                (112,500)        (51,563)
                                                             -----------     -----------
 DEFICIT ACCUMULATED                                       $ (3,582,749)   $ (1,476,861)
                                                           ============    =============

 NET LOSS                                                  $ (3,470,249)   $ (1,425,298)

 ADJUSTMENT FOR PREFERRED DIVIDENDS                             (17,187)        (17,187)
                                                             ----------      -----------

 NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS                 $ (3,487,436)    & (1,442.485)
                                                           =============       ==========
 NET LOSS PER SHARE - Basic and Diluted                    $       (.16)   $       (.07)

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING               22,496,779      21,477,816


   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                            STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,



                                                                              2006          2005
                                                                           (Restated)    (Restated)
                                                                         -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                                $(2,934,063)    (6,950,943)
 Adjustments to reconcile net income to net cash consumed by operating activities:
 Charges not requiring the outlay of cash:
     Depreciation and amortization                                            29,750         21,666
     Amortization of bond discount                                                           20,833
     Equity securities issued for services                                   903,839        717,593
     Stock issued in settlement of interest obligations                                      36,986
     Expense of settling certain liquidated damages                           44,267              -
     Conversion expense                                                      760,184      5,600,139
     Value of options granted for services                                    41,700              -
     Deemed dividend                                                         303,110        273,167
     Increase in accrual of deferred tax benefit                            (349,250)      (224,446)
     Impairment                                                            1,000,000              -
     Revaluation of liabilities for warrants and  conversion
     privileges                                                           (1,010,414)      (600,299)
     Interest accrued on shareholder loan                                      6,234          2,007
     Increase in accrued interest                                                  -       (157,999)
 Changes in current assets and liabilities:
     Increase in accounts receivable                                        (313,253)        (2,445)
     Increase in vendor advances                                              (4,120)      (121,000)
     Increase in deposits                                                    (27,092)             -
     Increase in accounts payable                                              6,194         45,945
     Increase in accrued liabilities                                         297,553              -
     Decrease (increase) in inventory                                        354,039       (964,154)
                                                                         -----------    -----------
 Net cash consumed by operating activities                                  (891,322)    (2,302,950)
                                                                         -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisitions of equipment                                                   (12,649)       (71,137)
 Additions to patent cost                                                        -          (31,460)
 Advances to FiLCO GmbH                                                          -       (2,596,136)
                                                                         -----------    -----------
 Net cash consumed by investing activities                                   (12,649)    (2,698,733)
                                                                         -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds of issuance of convertible debt                                819,800      4,277,500
 Net proceeds of common stock sales                                           29,500         55,000
 Proceeds of convertible loan                                                      -        409,913
 Proceeds from exercise of warrants                                                -        718,486
 Proceeds from warrant extensions                                             88,500              -
 Proceeds of stockholder loans                                                49,813              -
 Repayment of stockholder loans                                             (100,260)        (2,002)
                                                                         -----------    -----------
 Net cash provided by financing activities                                   887,353      5,458,897
                                                                         -----------    -----------

 Net (decrease) increase in cash                                             (16,618)       457,214
 Balance at beginning of period                                               19,288        641,477
                                                                         -----------    -----------
 Balance at end of period                                                $     2,670    $ 1,098,691
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


3.   RESTATEMENTS

Certain errors affecting the June 30, 2006 financial statements have been discovered during an internal review. Correcting these errors resulted in a change in the amount of net loss attributable to common shareholders with, certain changes in the statement of cash flows and certain changes in balance sheet account balances as of June 30, 2006. The financial statements for the three and six month periods ended June 30, 2006 have, therefore, been restated to correct these errors. The restated amounts are compared with the amounts previously reported in the tables below.

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

                             Statement Of Operations
                  For The Six Month Period Ended June 30, 2006

                                                               As Originally
                                                                  Presented          Adjustments         As Restated
                                                              ---------------    ---------------      --------------
  Revaluation income                                          $    1,106,039     $       (95,625) (2) $    1,010,414

  Deemed dividends on preferred stock                                652,310            (349,200) (3)        303,110
  Preferred dividends paid                                           143,750              31,250  (3)        112,500
                                                                                 ---------------
  Deficit accumulated                                         $   (3,331,388)    $       284,825      $   (3,046,563)
                                                              ---------------    ---------------      --------------


                             Statement Of Operations
                 For The Three Month Period Ended June 30, 2006

                                                               As Originally
                                                                 Presented          Adjustments          As Restated
                                                              ---------------    ---------------      --------------
  Revaluation income (expense)                                $     (837,440)    $       (124,312) (2)$     (961,752)
  Deemed dividends on preferred stock                                652,310              349,200  (3)       303,110
  Preferred dividends paid                                           143,750               31,250  (3)       112,500
                                                                                 ----------------

  Deficit accumulated                                         $   (3,838,887)    $        256,138     $   (3,582,749)
                                                              --------------     ----------------     --------------

                                  AIRTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

3. RESTATEMENTS (continued)

                             Statement Of Cash Flows
                  For The Six Month Period Ended June 30, 2006



                                                                 As Originally
                                                                   Presented        Adjustments       As Restated
                                                              ---------------    ---------------      --------------
   Net loss                                                    $   (3,187,638)     $     (95,625) (2) $   (2,934,063)
                                                                            -            349,200  (3)
   Revaluation of liabilities                                      (1,106,039)            95,625  (2)     (1,010,414)

   Deemed dividends on preferred stock                                652,310           (349,200) (3)        303,110
   Cash consumed by operating activities                       $     (891,322)     $           -      $     (891,322)
                                                               --------------      -------------      --------------



                                  Balance Sheet
                                  June 30, 2006

 Liabilities and Stockholders' Equity                           As Originally
 Current liabilities:                                            Presented          Adjustments         As Restated
                                                              ---------------    ---------------      --------------
 Liability for warrants and conversion options                $     2,198,648    $       448,400 (2)   $   2,687,048
 Total current liabilities                                          4,914,579            488,400           5,402,979
                                                              ---------------    ---------------      --------------
 Total liabilities                                                  7,160,827            488,400           7,649,227
                                                              ----------------   ---------------      --------------

 Stockholders' deficit:

 Common stock                                                      24,292,515            326,541 (1)     24,238,606
                                                                                        (380,450)(3)
 Paid in capital - warrants                                         1,458,038           (392,775)(2)      1,065,263
 Preferred stock                                                      545,491           (532,541 (1)         12,950

 Deficit accumulated from operations                              (11,795,005)           (95,625)(2)    (11,304,180)

                                                                                         206,000 (1)
                                                                                         349,200 (3)
                                                                                          31,250 (3)

 Total stockholders' deficit:                                      (2,250,047)          (488,400)         (2,738,447)
                                                              ---------------    ---------------      --------------
 Total Liabilities and Stockholders' deficit:                 $     4,910,780    $             -          $4,910,780
                                                              ===============    ===============      ==============


Explanations:

(1) Correction of dividends on preferred stock, with related reduction in the amount of deemed dividend charges.
(2)  Adjustments associated with warrants reclassified as liabilities.
(3)  Adjustment for 2006 deemed dividend and dividends paid with settlement.

4.CONVERTIBLE NOTE FINANCING AND STOCK SALES

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

5.WARRANTS

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

The following is a summary of warrants outstanding at June 30, 2006:

     Warrants outstanding at December 31, 2005                     10,875,558
     Warrants issued with 2006 convertible notes                      597,713


                                                                  -----------
     Warrants outstanding June 30, 2006                            11,473,271
                                                                  ===========


6.   SUPPLEMENTAL CASH FLOW INFORMATION

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

7.OPERATING AND ADMINISTRATIVE EXPENSES

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



8.CONTINGENCIES

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

9.SUBSEQUENT EVENTS

On July 20, 2006, the Company issued 2% unsecured convertible debentures aggregating an amount of $359,549, to the holders of the October 2005 private placement of $1,548,000 in full settlement of liquidated damages resulting from our not filing a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities. The note is convertible, at the option of the holder, into shares of the Company's Common Stock at any time prior to the maturity date of July 20, 2008 at a rate of $1.65 per share. In addition, the Company issued Stock Purchase Warrant to acquire 110,808 shares of Common stock at $1.65 per share. [Both the conversion price and the warrant purchase price have been adjusted to $0.45 due to the pricing of the February 20, 2007 private placement.]

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

We have incurred losses and experienced negative operating cash flow since our formation. For the six months ended June 30, 2006 and 2005, we had net loss attributable to common shareholders of $(2,934,063) and $(6,950,943), respectively. The net loss in both years is has been partially offset by revaluation income, $1,106,039 and $600,34in 2006 and 2005, respectively, in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices. In 2006 and 2005, we recorded conversion expense of $760,184 and $5,600,139, respectively, from a determination that certain warrants accompanying a stock issue continues to be subject to revaluation, despite the settlement of liquidated damages in connection with the issue. The company wrote down the advance to Filco (See note 8 in the financial statements). We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenue and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

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

Operating and Administrative Expenses.

Operating and administrative expenses, which include administrative salaries, depreciation and other expenses for three-month period ended June 30, 2006 totaled $2,179,132 which represents an increase of $894,844 from $1,284,288 incurred in the three-month period ended June 30, 2005. The increase is due primarily to expenses related to the write down of the Filco advance of $1,000,000 and additional expenses relating to the increase in production of our Sidewinder ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Loss Before Income Taxes.

Net loss before taxes in the three months ended June 30, 2006 was $(3,431,905) which reflects an increase of $2,113,473 from $(1,318,432) in net loss before taxes for the three months ended June 30, 2005. The increase is due primarily to expenses related to the write down of the Filco advance of $1,000,000 and additional expenses relating to the increase in production of our Sidewinder ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Loss Allocable to Shareholders

Income allocable to shareholders for the three months ended June 30, 2006 was $(3,487,436), which represents an increase of $2,044,951 from $(1,422,485) in loss allocable to shareholders during the three months ended June 30, 2005. The increase is due primarily to expenses related to the write down of the Filco advance of $1,000,000 and additional expenses relating to the increase in production of our Sidewinder ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

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

Loss Before Income Taxes.

Net loss before taxes in the six months ended June 30, 2006 was $(2,980,203), which reflects a decrease of $3,922,019 from $(6,902,222) in net loss before taxes for the six months ended June 30, 2005. The decrease is due primarily to the recording of $5,600,139 of conversion expenses, in 2005, related to a determination that certain warrants accompanying a stock issue continue to be subject to revaluation, despite the settlement of liquidated damages in connection with the issue. During 2006, we wrote down of the Filco advance of $1,000,000 and incurred additional expenses relating to the increase in production of our Sidewinder ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Loss Allocable to Shareholders.

Income allocable to shareholders for the six months ended June 30, 2006 was $(2,968,438), which represents an decrease of $4,016,880 from $(6,985,318) in loss allocable to shareholders during the six months ended June 30, 2005The decrease is due primarily to the recording of $5,600,139 of conversion expenses, in 2005, related to a determination that certain warrants accompanying a stock issue continue to be subject to revaluation, despite the settlement of liquidated damages in connection with the issue. During 2006, we wrote down of the Filco advance of $1,000,000 and incurred additional expenses relating to the increase in production of our Sidewinder ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

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

During 2000, we were approved by the State of New Jersey for our technology tax transfer program pursuant to which we could sell our net operating losses and research and development credits as calculated under state law. During the second quarter of 2006 and 2005, we recorded credits of $349,250 and $224,446, respectively from the sale of our losses and credits.

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

We will require additional funds to continue our operations beyond the initial production run. We anticipate that operating capital in the amount of $5 million will be required during calendar year 2006 to sufficiently fund operations. Of the total amount, approximately 80% is projected for parts and component inventory costs, with the balance projected as general operating expenditures, which includes overhead and salaries. We expect to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as we transition from the initial production run to full-scale production. We partially funded these additional cash requirements through the issuance of equity and/or debt securities, which may be similar to the offering described above. We cannot predict whether we will be successful in obtaining sufficient capital to fund continuing operations. If we are unable to obtain sufficient funds in the near future, such event will delay production of its product(s) and likely will have a material adverse impact on us and our business prospects.

As of June 30, 2006, our working capital deficit was $(1,874,410). Fixed assets, net of accumulated depreciation, and total assets, as of June 30, 2006, were $176,792 and $4,910,780, respectively. Current liabilities as of June 30, 2006 were $5,402,979.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On March 21, 2007, we determined, after consultation with our independent registered public accounting firm, that a restatement of our financial statements for the year ended December 31, 2005 filed on Form 10-KSB, together with its subsequent quarterly reports on Form 10-QSB for the periods ending March 31, June 30, and September 30, 2006, respectively (collectively, the "Reports"), was necessary due to the issuance of our preferred stock as payment of dividends in lieu of cash dividends on April 1, 2005 with respect to previously issued shares of preferred stock. Our original Articles of Incorporation, as amended, including on April 30, 2000, prohibit the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock which was issued to the holder on April 1, 2005 was issued in error.

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

We also concluded that Warrants issued in connection with the November 2004 Stock Sale to certain accredited and/or qualified institutional purchasers pursuant to a Subscription Agreement continue to be subject to revaluation, despite the settlement of liquidated damages in connection with the issue

In particular, we will restate our financial statements contained in the Quarterly Reports to reflect the reduction in preferred stock outstanding, preferred stock dividend expense and deemed dividend expenses recorded in 2005 and 2006. In addition, we will restate our financial statements contained in the Reports to reflect a liability in connection with issuance of the Warrants that contained an embedded derivative and conversion privileges, as of June 30, 2006 as follows:

     1. The accounting for the embedded derivatives within the Notes and the Warrants was determined under the guidance of SFAS 133 and EITF No. 00-19. The embedded derivatives are classified as a current liability in accordance with SFAS 133, and are recorded at fair value.

     2. In reporting periods subsequent to the issuance of June 30, 2006, the embedded derivative has been revalued with the change to fair value recorded as income/(expense).

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On July 20, 2006, the Company issued 2% unsecured convertible debentures aggregating an amount of $359,549, to the note holders of the October 2005 private placement of $1,548,000 in full settlement of liquidated damages resulting from the Company not filing a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities . The note is convertible, at the option of the holder, into shares of the Company's Common Stock at any time prior to the maturity date of July 20, 2008 at a rate of $1.65 per share. In addition, the Company issued a Stock Purchase Warrant to acquire 110,808 shares of Common stock at $1.65 per share. [Both the conversion price and the warrant purchase price have been adjusted to $0.45 due to the pricing of the February 20, 2007 private placement.] On July 26, 2006, the Company issued a Series A Convertible Note in the amount of $400,000 with an annual interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's Common Stock at any time prior to the maturity date of October 26, 2006 at a rate of $1.56 per share.

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



                                  AIRTRAX, INC.

                                  By: /s/ Robert M. Watson
                                  ------------------------
                                  Robert M. Watson, President,
                                  Chief Executive Officer,
                                  Chairman of the Board of
                                  Directors, and Acting
                                  Chief Financial Officer


                                  June 1, 2007