Form 10QSB/A
period 2005-09-30
AIRTRAX INC
filed 2007-06-15
CIK 1081372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 2

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005.

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ________.

                        Commission file number: 001-16237

                                  AIRTRAX, INC.
                 (Name of Small Business Issuer in its charter)

         New Jersey                                       22-3506376
 -------------------------------               ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.
   incorporation or organization


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

                                EXPLANATORY NOTE

Certain errors effecting the September 30, 2005 financial statements have been discovered during an internal review. The corrections resulted in a change to the loss attributable to common shareholders, certain amounts on the statement of cash flows and balance sheet accounts and changes in components of stockholders equity, as of September 30, 2005. The corrections result from a determination that the issuance of the Company's preferred stock as payment of dividends in lieu of cash dividends on April 1, 2005 with respect to previously issued shares of preferred stock were issued in error. The Company's original Articles of Incorporation prohibit the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock, which were issued to the holder on April 1, 2005, were issued in error. Additionally, the Company's Articles of Incorporation, as amended, including on April 30, 2000, similarly do not support the calculation used by the Company in determining the number of shares of common stock used to pay preferred stock dividends.

The Company also concluded that the 8% Series A Convertible Promissory Notes ("Notes") and the Class A and Class B Warrants (collectively, the "Warrants") issued to certain accredited and/or qualified institutional purchasers pursuant to that certain Subscription Agreement (the "Subscription Agreement) dated as of February 11, 2005 contained embedded derivatives due to the registration rights and liquidated damages provisions contained in the Subscription Agreement. The embedded derivative provisions provided that the Company pay liquidated damages in connection with the delay in filing of a registration statement on Form SB-2 in the event that it did not file such registration statement which registers the shares of our common stock underlying the Notes and the Warrants, or cause the Securities and Exchange Commission to declare such registration statement effective, each within specified time frames as set forth in the Subscription Agreement.

The Company determined that a restatement of the Quarterly Reports on Form 10-QSB for the three and nine month periods ended September 30, 2005 was necessary in light of our review of our accounting for derivatives and based on recent interpretations of the accounting for certain financial instruments under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and the Emerging Issues Task Force No. 00-19 "Accounting for Derivative
Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19").

The Company also has removed this Form 10-QSB/A, the Financial Statements of FiLCO GmBH , including the Pro Forma Financial Statements prepared in connection with the proposed acquisition of FiLCO, GmBH in 2005. FiLCO filed for bankruptcy in 2006.

For the convenience of the reader, this Form 10-QSB/A sets forth the original Form 10-QSB in its entirety, with the exception of the FiLCO financial statements mentioned above. However, this Form 10-QSB/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management's Discussion and Analysis. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-QSB is amended hereby. In addition, pursuant to the rules of the SEC, the original Form 10-QSB has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2 and 32.1, respectively.

                                       AIRTRAX, INC.
                    SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSB/A

                                      AMENDMENT NO. 2

        TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

   PART I -  FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

   Balance Sheets                                                            4

   Statements of Operations and Deficit Accumulated During
   Development Stage                                                         5

   Statements of Cash Flows                                                  7

   Notes to Financial Statements                                             8

   Special Note Regarding Forward Looking Statements                        17

   Item 2.   Management's Discussion and Analysis or Plan of Operations     17

   Item 3.   Controls and Procedures                                        22

   PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                              23

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    23

   Item 3.   Defaults Upon Senior Securities                                23

   Item 4.   Submission of Matters to a Vote of Security Holders            23

   Item 5.   Other Information                                              23

   Item 6.   Exhibits                                                       23

   SIGNATURES                                                               26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                      September 30, 2005           December 31, 2004
                                                         (Unaudited)                   (Audited)
                                                         (Restated)                   (Restated)
                                                        ------------                  -----------
ASSETS
Current Assets
   Cash                                                 $     40,682                  $   641,477
   Accounts receivable                                         2,421                            -
   Accrued interest receivable                               361,912                       86,667
   Inventory                                               2,204,373                      709,281
   Prepaid expenses                                                -                        5,113
   Vendor advance                                            173,017                       52,017
   Deferred tax asset                                        596,252                      224,414
                                                        ------------                  -----------
            Total current assets                           3,378,657                    1,718,969
Fixed Assets
   Office furniture and equipment                            162,051                       90,714
   Automotive equipment                                       21,221                       21,221
   Shop equipment                                             57,400                       24,553
   Casts and tooling                                         239,297                      205,485
                                                        ------------                  -----------
                                                             479,969                      341,973
   Less, accumulated depreciation                            275,695                      248,386
                                                        ------------                  -----------
            Net fixed assets                                 204,274                       93,587
Other Assets
   Advances to Filco GmBH                                  6,255,462                    2,670,000
   Patents - net                                             147,601                      117,402
   Utility deposits                                               65                           65
                                                        ------------                  -----------
            Total other assets                             6,403,128                    2,787,467
                                                        ------------                  -----------
            TOTAL ASSETS                                $  9,986,059                  $ 4,600,023
                                                        ============                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                      $ 1,258,715                  $   394,959
   Accrued liabilities                                     1,504,195                      459,565
   Warrants and conversion liability                       5.476,939                    1,219,750

   Shareholder deposits for stock                             70,875                    1,403,174
   Shareholder notes payable                                 134,474                       33,455
                                                        ------------                  -----------
            Total current liabilities                      8,445,198                    3,510,903
Long Term Convertible Debt                                   500,000                            -
                                                        ------------                  -----------
            TOTAL LIABILITIES                              8,945,198                    3,510,903
                                                        ------------                  -----------

Stockholders' Equity
   Common stock - authorized, 100,000,000 shares
   without par value; issued and outstanding -
   21,874,374 and 15,089,342, Respectively                21,102,014                   10,822,854
   Paid in capital - warrants                              1,247,013                            -
   Preferred stock - authorized, 500,000,000
     shares without par value; 275,000
     issued and outstanding                                   12,950                       12,950
   Deficit accumulated during the development
     stage                                               (21,114,164)                  (9,539,732)
   Deficit prior to development stage                       (206,952)                    (206,952)
                                                        ------------                  -----------
        Total stockholders' equity                         1,040,861                    1,089,120
                                                        ------------                  -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                  $ 9,986,059                 $  4,600,023
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
                                   (Unaudited)

                                                                                                              May 19, 1997
                                                                                                          (Date of Inception)
                                                           2005                         2004            to September 30, 2005
                                                        (Restated)                                            (Restated)
                                                      ---------------             ---------------           ---------------
SALES                                                $       167,545              $             -           $     1,190,668

COST OF GOOD SOLD                                            160,126                            -                   630,497
                                                     ---------------              ---------------           ---------------

         Gross Profit                                          7,419                            -                   560,171

OPERATING AND ADMINISTRATIVE EXPENSES                      3,987,695                    1,397,479                12,935,956


OPERATING LOSS                                            (3,980,276)                  (1,397,479)              (12,375,785)

OTHER INCOME AND EXPENSE
         Interest expense                                    (77,528)                     (23,716)                 (252,552)
         Conversion expense                               (5,600,139)                           -                (5,955,609)
         Revaluation expense                              (2,253,205)                           -                (3,117,485)
         Interest income                                     291,208                       24,091                   377,875
         Other income                                            211                          131                    78,505
                                                     ---------------              ---------------           ---------------

NET LOSS BEFORE INCOME TAXES                             (11,619,729)                  (1,396,973)              (21,245,051)

INCOME TAX BENEFIT (STATE):
         Current                                             371,838                      119,226                   371,838
         Prior years                                               -                            -                   717,142
                                                     ---------------              ---------------           ---------------
                  Total Benefit                              371,838                      119,226                 1,088,980
                                                     ---------------              ---------------           ---------------

NET LOSS BEFORE DIVIDENDS                                (11,247,891)                  (1,277,747)              (20,156,071)

DEEMED DIVIDENDS ON PREFERRED STOCK                         (274,978)                           -                  (463,390)


NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             (11,522,869)                  (1,277,747)              (20,619,461)

PREFERRED DIVIDENDS DURING DEVELOPMENT
    STAGE                                                    (51,563)                     (91,868)                 (494,703)
                                                      ---------------             ---------------           ---------------

DEFICIT ACCUMULATED DURING DEVELOPMENT
STAGE                                                 $  (11,574,432)             $    (1,369,315)          $   (21,114,164)
                                                      ==============              ===============           ===============

NET LOSS PER COMMON SHARE

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS          $  (11,522,869)             $    (1,277,747)

ADJUSTMENT FOR PREFERRED DIVIDENDS                           (51,563)                     (51,563)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER               $  (11,574,432)             $    (1,328,980)
                                                      ==============              ===============

NET LOSS PER SHARE - basic and diluted                $         (.64)             $          (.12)

WEIGHTED AVERAGE SHARES OUTSTANDING                       18,138,064                   11,452,797

   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ACCUMULATED DURING DEVELOPMENT STAGE
                 For the Three Month Periods Ended September 30,
                                   (Unaudited)

                                                                                                             May 19, 1997
                                                                                                         (Date of Inception)
                                                           2005                         2004             to September 30, 2005
                                                        (Restated)                                             (Restated)
                                                     ---------------              ---------------           ---------------
SALES                                                $             -              $             -          $      1,190,668

COST OF GOODS SOLD                                                 -                            -                   630,497
                                                     ---------------              ---------------           ---------------

         Gross Profit                                              -                            -                   560,171

OPERATING AND ADMINISTRATIVE EXPENSES                      1,979,813                      549,338                12,935,956
                                                     ---------------              ---------------           ---------------

OPERATING LOSS                                            (1,979,813)                    (549,338)              (12,375,785)

OTHER INCOME AND EXPENSE
         Interest expense                                     (4,909)                      (9,986)                 (252,552)
         Revaluation expense                              (2,853,504)                           -                (5,955,609)
         Conversion expense                                        -                            -                (3,117,485)
         Interest income                                     118,908                       13,964                   377,875
         Other income                                              -                           37                    78,505
                                                     ---------------              ---------------           ---------------

NET LOSS BEFORE INCOME TAXES                              (4,719,318)                    (545,323)              (21,245,051)

INCOME TAX BENEFIT (STATE):
         Current                                             147,392                       51,456                   371,838
         Prior years                                               -                            -                   717,142
                                                     ---------------              ---------------           ---------------
                  Total Benefit                              147,392                       51,546                 1,088,980
                                                     ---------------              ---------------           ---------------

NET LOSS BEFORE DIVIDENDS                                 (4,571,926)                    (493,867)              (20,156,071)

DEEMED DIVIDENDS ON PREFERRED STOCK                                -                            -                  (463,390)


NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS         $   (4,571,926)              $      (493,667)              (20,619,461)

PREFERRED DIVIDENDS DURING DEVELOPMENT
    STAGE                                                          -                      (17,188)                 (494,703)
                                                     ---------------              ---------------           ---------------

DEFICIT ACCUMULATED DURING DEVELOPMENT
STAGE                                                $    (4,571,926)             $      (511,055)          $   (21,114,164)
                                                     ===============              ===============           ===============

NET LOSS PER COMMON SHARE

NET LOSS                                             $    (4,571,926)             $      (493,867)

ADJUSTMENTS FOR PREFERRED DIVIDENDS                          (17,188)                     (17,188)
                                                     ---------------              ---------------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER              $    (4,589,114)             $      (511,055)
                                                     ===============              ===============

NET LOSS PER SHARE - basic and diluted               $          (.21)             $          (.04)

WEIGHTED AVERAGE SHARES OUTSTANDING                       21,740,196                   12,888,343


   The accompanying notes are an integral part of these financial statements.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                      ACCUMULATED DURING DEVELOPMENT STAGE
                 For the Nine Month Periods Ended September 30,
                                   (Unaudited)

                                                                                                               May 19, 1997
                                                                                                           (Date of Inception)
                                                                        2005              2004           to September 30, 2005
                                                                     (Restated)                                 (Restated)
                                                                   -------------    -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (11,522,869)     $(1,277,747)             $(20,619,461)
Adjustments to reconcile net loss to net cash
    consumed by operating activities:
        Charges not requiring the outlay of cash:
            Depreciation and amortization                                 32,499           27,159                   333,663
            Equity securities issued for services                      1,866,500          623,401                 4,805,723
            Provision for impairment loss                                120,280                -                   120,280
            Conversion expense                                         5,600,139                -                 5,955,609
            Increase in accrual of deferred tax benefit                 (371,838)        (119,226)                 (596,252)
            Deemed dividends on preferred stock                          274,978                -                   463,390
            Interest accrued on shareholder loan                           3,021            3,775                    24,622
            Revaluation expense                                        2,253,205                -                 3,117,485
        Changes in current assets and liabilities:
            Increase in accrued interest receivable                     (275,245)         (24,081)                 (361,912)
            Increase in accounts receivable                               (2,421)               -                    (2,421)
            Increase in vendor advances                                 (121,000)               -                  (173,017)
            Increase (decrease) in accounts payable and
              accrued liabilities                                        884,830         (225,888)                1,805,184
            Increase in prepaid expenses                                       -                -                  (146,957)
            Increase in inventory                                     (1,495,092)        (131,842)               (2,204,373)
                                                                   -------------    -------------             -------------
         Net Cash Consumed By Operating Activities                    (2,753,013)      (1,124,449)               (7,478,397)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment                                               (137,996)         (19,249)                 (486,280)
Additions to patent cost                                                 (35,389)         (37,686)                 (193,320)
Advances to Filco GmbH                                                (3,247,171)      (1,230,000)               (5,917,171)
                                                                   -------------    -------------             -------------
         Net Cash Consumed By Investing Activities                    (3,420,556)      (1,286,935)               (6,596,771)
                                                                   -------------    -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds of issuance of convertible debt                           4,277,500                -                 4,277,500
Net proceeds of common stock sales                                        55,000        2,696,462                 8,627,611
Proceeds of convertible loan                                             409,913                -                   409,913
Proceeds from exercise of warrants                                       718,486                -                   812,236
Proceeds of stockholder loan                                             100,000                -                   187,125
Proceeds of sales of preferred stock                                           -                -                    12,950
Proceeds from exercise of options                                         13,877            5,944                    28,221
Repayments of stockholder loans                                           (2,002)         (52,005)                  (54,007)
Preferred stock dividends paid in cash                                         -          (91,868)                 (185,274)
Principal payments on installation note                                        -           (5,546)                     (425)
                                                                   -------------    -------------             -------------
         Net Cash Provided By Financing Activities                     5,572,774        2,552,987                14,115,850


         Net (Decrease) Increase In Cash                                (600,795)         141,603                    40,682

      Balance at beginning of period                                     641,477           37,388                         -
                                                                   -------------    -------------             -------------
      Balance at end of period                                     $      40,682    $     178,991             $      40,682
                                                                   =============    =============             =============


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

2.   RESTATEMENTS

The Company determined that a restatement of the Quarterly Reports on Form 10-QSB for the three and nine month periods ended September 30, 2005 was necessary in light of our review of our accounting for derivatives and based on recent interpretations of the accounting for certain financial instruments under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and the Emerging Issues Task Force No. 00-19 "Accounting for Derivative
Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19").

The Company concluded that the 8% Series A Convertible Promissory Notes ("Notes") and the Class A and Class B Warrants (collectively, the "Warrants") issued to certain accredited and/or qualified institutional purchasers pursuant to that certain Subscription Agreement (the "Subscription Agreement) dated as of February 11, 2005 contained embedded derivatives due to the registration rights and liquidated damages provisions contained in the Subscription Agreement. The embedded derivative provisions provided that the Company pay liquidated damages in connection with the delay in filing of a registration statement on Form SB-2 in the event that it did not file such registration statement which registers the shares of our common stock underlying the Notes and the Warrants, or cause the Securities and Exchange Commission to declare such registration statement effective, each within specified time frames as set forth in the Subscription Agreement.


We also have restated our financial statements contained in this Quarterly Report to reflect the reduction in preferred stock outstanding, preferred stock dividend expense and deemed dividend expenses recorded in 2005. In addition, we have restated our financial statements contained in the Reports to reflect a liability in connection with issuance of the Notes and the Warrants that contained an embedded derivative and conversion privileges, as of September 30, 2005:


The effect on the Company's previously issued financial statements for the Three and Nine Month Periods Ended September 30, 2005 are summarized as follows:


The effect on the company's previously issued Balance Sheet as of September 30, 2005 is summarized as follows:


                                                        Previously                    Increase                     As
                                                         Reported                    (Decrease)                 Restated
                                                     ---------------              ---------------           ---------------
Assets

     Bond discount                                   $       416,667              $      (416.667)(1)       $             -

Assets                                                    10,402,726                     (416,667)                9,986,059
                                                     ===============              ===============           ===============
Liabilities                                                                             2,253,205 (2)
                                                                                        1,219,750 (5)
Warrant and conversion liability                                   -                    2,003,985 (3)             5,476,939
                                                                                  ---------------
Total Liabilities                                          3,468,259                    5,476,939                 8,945,198
                                                     ---------------              ---------------           ---------------

Common stock                                              20,773,723                   (3,269,231)(1)            21,102,014
                                                                                        3,596,154 (3)
                                                                                          326,541 (4)
                                                                                         (325,173)(1)
Warrants                                                   2,366,339                     (944,500)(1)             1,247,013
                                                                                         (174,826)(1)

Preferred stock                                              545,491                     (532,541)(4)                12,950

Deficit from Operations                                  (16,544,134)                     206,000 (4)           (21,114,164)
                                                                                       (5,600,139)(3)
                                                                                       (2,253,205)(2)
                                                                                        4,213,731 (1)
                                                                                           83,333 (1)
                                                                                       (1,219,750)(5)
                                                                                  ---------------
Stockholders equity                                        6,934,467                   (5,893,606)               (1,040,861)
                                                                                  ---------------

Total Liabilities and Shareholders                   $    10,402,726              $      (416,667)          $     9,986,059
                                                     ---------------              ---------------           ---------------
Equity


The effect on the Company's previously issued statement of Operations for the nine Month period ended September 30, 2005 are summarized as follows:

                                                        Previously                     Increase                     As
                                                         Reported                    (decrease)                  Restated
                                                     ---------------              ---------------           ---------------
Interest expense                                     $    (4,374,592)             $     4,213,731 (1)       $       (77,528)
                                                                                           83,333 (1)
Conversion expense                                                 -                   (5,600,139 (3)            (5,600,139)
Revaluation expense                                                -                   (2,253,205)(2)            (2,253,205)
Deemed dividend                                             (480,978)                     206,000 (4)              (274,978)
                                                                                  ---------------

Deficit accumulated                                  $    (8,224,152)             $    (3,350,280)          $   (11,574,432)
                                                     ---------------              ---------------           ---------------


                                                       As Initially                  Adjustments                   As
                                                         Reported                                               Restated
                                                     ---------------              ---------------           ---------------
LOSS PER SHARE- -basic and diluted                   $          (.45)             $          (.19)          $          (.64)

The effect on the Company's previously issued statement of Operations for the Three Month period ended September 30, 2005 are summarized as follows:


                                                         Previously                  Increase                      As
                                                          Reported                  (decrease)                  Restated
                                                     ---------------              ---------------           ---------------
 Expenses                                            $     1,981,664              $        (1,851)(4)       $     1,979,813
 Revaluation expense                                               -                   (2,853.504)(2)            (2,853,504)
 Interest expense                                            (86,391)                      83,333 (1)                (4,909)
                                                                                           (1,905)
                                                                                  ---------------
 Deficit accumulated                                 $    (1,801,755)                  (2,770,171)          $    (4,571,926)
                                                     ---------------              ---------------           ---------------


                                                       Previously                    Increase                      As
                                                        Reported                    (decrease)                  Restated
                                                     ---------------              ---------------           ---------------
 LOSS PER SHARE--basic and diluted                   $          (.08)             $          (.13)          $          (.21)




The effect on the Company's previously issued statement of Operations for the period May 19,1997 through September 30, 2005 are summarized as follows:


                                                       Previously                     Increase                     As
                                                        Reported                     (decrease)                 Restated
                                                     ---------------              ---------------           ---------------
 Conversion expenses                                 $             -              $    (5,955,609)(3)       $    (5,955,609)
 Revaluation expense                                               -                   (3,117,485)(2)            (3,117,485)
 Interest expense                                         (4,549,616)                      83,333 (1)              (252,552)
                                                                                        4,213,731 (1)
 Deemed dividend expense                                    (669,390)                     206,000 (4)              (463,390)
                                                                                  ---------------
 Deficit accumulated                                 $   (16,544,134)             $    (4,570,030)          $   (21,114,164)
                                                     ---------------              ---------------           ---------------




The effect on the  Company's  previously  Statement of Cash Flows for the period
May 19,1997 through September 30, 2005 are summarized as follows:

                                                                    Previously            Increase                      As
                                                                     Reported            (decrease)                  Restated
                                                                 ---------------       ---------------           ---------------
     Net Loss                                                       $(16,049,431)      $    (3,350,280)          $   (20,619,461)
                                                                                            (1,219,750)(5)
     Value of warrants issued for convertible debt                       944,500              (944,500)(1)                     -
     Conversion benefits associated with convertible debt              3,269,231            (3,269,231)(1)                     -
     Amortization of bond discount                                        83,333               (83,333)(1)                     -
     Conversion expense                                                        -             5,955,609 (3)             5,955,609
     Revaluation expense                                                       -             3,117,485 (2)             3,117,485
     Deemed dividend expense                                             669,390              (206,000)(4)               463,390
                                                                                       ---------------

     Cash Consumed by Operations                                 $    (7,478,397)      $             -           $    (7,478,397)
                                                                 ---------------       ---------------           ---------------

(1) Adjustment to convert from EITF 98-5, which is no longer applicable as the principals of EITF 00-19 and FAS #133 are more appropriate.

(2)  Reflects revaluation expense for 2005

(3) Reflects YTD conversion expense for both notes converted to equity or still in convertible notes.

(4) Adjustment for 2005 deemed dividend expense to reflect its payment in common stock as apposed to preferred stock.

(5) Roll forward of 2004 adjustment regarding conversion and revaluation of warrants

3.   COMMON STOCK AND WARRANTS

The certificate of incorporation was amended on March 28, 2005 to increase the number of authorized shares to 100,000,000 for common no par stock, and to 5,000,000 for preferred no par stock.

On February 11, 2005, the Company issued $5,000,000 of 8% convertible promissory notes, which were convertible into Company common stock and two classes of warrants to purchase Company common stock. The notes were to mature on August 10, 2005. The Company retained the right to require conversion of the notes at a price of $1.30 per share. Conversion occurred on March 29, 2005 and 3,846,154 shares of common stock were issued. In addition, warrants to purchase common stock were issued in connection with this transaction, as follows: 1,923,077 Class A warrants and 961,538 Class B warrants. The Class A warrants were initially exercisable for a five year period at a price per share of $1.85 The exercise price has subsequently been adjusted, first to $ 1.56 and then to $.45 per share in February, 2007 due to pricing of subsequent issues. The Class B warrants were initially exercisable for a five year period at a price of $2.11. The exercise price has undergone similar adjustments as the Class "A" warrants, now set at $ .45/ per share. As partial compensation, the broker-dealer which arranged this transaction was awarded 384,616 warrants to purchase common stock at $1.85 per share, and 100,000 warrants to purchase common stock at $1.00 per share.

The issuance of convertible promissory notes and warrants was accounted for as required by Emerging Issues Task Force (EITF) 98-5 "Accounting For Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue no. 98-5 To Certain Convertible Investments." Accordingly, the Statement of Operations initially reflected expenses of $944,500 representing the value of the warrants and $3,269,231 representing the value of the conversion privilege. This restatement reflects the application of new guidance under EITF 00-19. "Accounting for Derivative Instruments Indexed To, and Potentially Settled, in a Company's Own Stock. Accordingly, the restatements reflects the reversal of amounts initially calculated and charged to interest expense and their replacement by amounts calculated under EITF 00-19 and SFAS #133.

On May 14, 2005, the Company issued a $500,000 8% convertible note. The note is scheduled for maturity in two years. During that period, it was be convertible to stock at a rate of $1.30 per share, which would translate to 384,615 shares. The conversion rate was adjusted to $ .45 per share due to the pricing of the February 20, 2007 issue. Accompanying the convertible note were 384,615 warrants to purchase common stock initially at $ 2.11 per share exercisable over a five year period. The exercise price has subsequently been adjusted, first to $ 1.56 per share and then to $.45 per share due to the pricing of the February 20, 2007 issue. This issuance of the convertible note, and the accompanying warrants, was also accounted for under the guidance of EITF 98-5 and EITF 00-27. This treatment, when combined with the $90,087 expenses of the issuance, resulted in a total cost of issuance of $500,000, which was initially being amortized over the 24-month term of the notes. This treatment has also been reversed in the restatement due to the application of EITF 00-19 versus the previous guidance under EITF 98-5 and EITF 00-27.

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
                                              ===============     ===============     ===============        ===============

                                  AIRTRAX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

3.   COMMON STOCK AND WARRANTS (continued)

Shares of common stock were issued during the third quarter and first nine months of 2005 as follows:

                                                                  Third Quarter         Nine Months
                                                                 ---------------     ---------------
    Conversion of $5,000,000 notes                                             -           3,846,154
    Private placement sales                                                    -              68,750
    Shares issued based on warrants exercised                                  -             593,000
    Shares issued to purchase Filco third party debt                     187,939             187,939
    Issuance of shares sold in prior year                                      -           1,749,827
    Shares issued for services                                            46,509             310,909
    Shares issued in settlement of interest due
      on convertible notes                                                     -              28,453
                                                                 ---------------     ---------------
          Total shares issued                                            234,448           6,785,032
                                                                 ===============     ===============

A schedule detailing stock issued during the nine months ended September 30, 2005 for consulting services and for other services is presented below.

                                     Number of           Grant Date    Grant Date
                                      Shares  Grant Date    Price         Value
                                    ---------  ---------  ---------      ---------
 Shares Issued for Consulting
     Services:
 Financial services                   100,000    5/06/05     $2.60       $ 260,000
                                                                             5,113(1)
 Marketing services                    20,000    5/01/05      2.55          51,000
 Marketing services                    15,000    4/01/05      2.25          36,000
 Industrial relations                   5,000    5/01/05      2.55          12,750
 Consulting services                    5,000    2/24/05      2.50          12,500
 Consulting services                   11,000    1/03/05      2.78          30,580
 Marketing services                    22,500    9/06/05      2.80          63,000
 Marketing services                    15,000    7/01/05      2.25          33,750
 Marketing services                     9,009    8/02/05      2.25          20,288
                                    ---------                            ---------
 Total shares issued for
     consulting services              202,509                              524,981

 Shares Issued for Other
     Services:
 In settlement of rent                 19,200    4/25/05      2.50          40,500
 Legal services                        50,000    5/06/05      2.60         130,000
 Employee options exercised            20,000    4/01/05
 In settlement of rent                 19,200    4/23/05      2.63          50,522
                                    ---------                            ---------

 Total shares issued for
     services                         310,909                              746,003
                                    =========

 Value of options granted                                                1,120,497
                                                                         ---------

 Total value of equity securities
     issued for services                                                $1,866,500
                                                                        ==========

(1)  Represents amortization of prior year expense.

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

4.   CUMULATIVE STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY

     May 19, 1997 to September 30, 2005


                                                                                                              DEFICIT
                                                                                                          PRE-DEVELOPMENT
                                                            COMMON             PREFERRED                        and
                                                            SHARES               STOCK                      DEVELOPMENT
                                                     Number        Amount    Number      Amount    WARRANTS    STAGE        NET
                                      ----------  -----------   ----------- ---------- ---------- --------- ----------  ----------
Shares to incorporators                  1997         177,547    $    1,630                                                  1,630

Subsequent sale to incorporators         1997                                  275,000      2,750                            2,750

Redemption of initial preferred stock    1997          88,340                 (275,000)

Stock issued in conjunction with merger  1997       3,127,500       214,768                                   (206,952)      7,816

                                         2004          57,434
                                                  -----------   -----------
                                                    3,184,934       214,768
                                                  -----------   -----------
Exchange of common stock
for preferred stock                      1997      (1,500,000)      (30,200)   275,000     10,200                          (20,000)

Preferred stock issued in lieu of common
stock
re:  dividends                           2005                                  100,000    532,541                          532,541

Stock sold in private placements         1997          83,213       148,984                                                148,984
                                         1998         471,962       493,119                                                493,119
                                         2004         614,552       872,268                                                872,268
                                         2000         330,719       430,858                                                430,858
                                         2001         235,999       348,600                                                348,600
                                         2002         392,834       396,630                                                396,630
                                         2003         715,000       659,000                                                659,000
                                         2004       5,630,125     3,857,802                                              3,857,802
                                   2005 re: 2004    1,749,827     1,401,172                                              1,401,172
                                         2005          68,750        55,000                                                 55,000
                                                    ---------   -----------                                             ----------
                                                   10,292,981     8,663,433                                              8,663,433
                                                   ----------   -----------                                             ----------

                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

                                                                                                             DEFICIT
                                                                                                           PRE-DEVELOPMENT
                                                            COMMON             PREFERRED                        and
                                                            SHARES               STOCK                      DEVELOPMENT
                                                     Number        Amount    Number      Amount    WARRANTS    STAGE          NET
                                      ----------  -----------   ----------- ---------- ---------- --------- ----------    ----------
Stock issued for services                1997        30,000
                                         1998        79,708
                                         1999        18,629         17,238                                                   17,238
                                         2000        65,331         62,767                                                   62,767
                                         2001        97,183         95,746                                                   95,746
                                         2002       423,659        413,899                                                  413,899
                                         2003     1,509,003      1,618,411                                                1,618,411
                                         2004       687,665        661,306                                                  661,306
                                         2005       310,909        746,003                                                  746,003
                                                 -----------    -----------                                              -----------
                                                  3,222,087      3,615,370                                                3,615,370
                                                 -----------    -----------                                              -----------

Net losses during development stage      1997                                                                (129,313)     (129,313)
                                         1998                                                                (490,014)     (490,014)
                                         1999                                                                (685,615)     (685,615)
                                         2000                                                                (497,381)     (497,381)
                                         2001                                                                (811,700)     (811,700)
                                         2002                                                                (798,962)     (798,962)
                                         2003                                                              (2,191,657)   (2,191,657)
                                         2004                                                              (2,272,200)   (2,272,200)
                                         2005                                                              (8,172,589)   (8,172,589)
                                                                                                          ------------   -----------
                                                                                                          (16,049,431)  (16,049,431)
                                                                                                          ------------   -----------

Stock split                              1998     1,021,825

Dividends paid in common stock           1999       305,737        120,366                                   (120,366)
                                         2000        95,558         56,751                                    (56,751)
                                         2003       246,731        269,161                                    (80,749)      188,412
                                                 -----------    -----------                               ------------   -----------
                                                    648,026        446,278                                   (257,866)      188,412
                                                 -----------    -----------                               ------------   -----------


Share issued for convertible notes       2005     3,846,154      4,277,500                                                4,277,500

Conversion benefit re:
 convertible notes                       2005                    3,269,231                                                3,269,231

Conversion benefit on notes              2005                      286,472                                                  286,472


                                  AIRTRAX, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

                                                                                                              DEFICIT
                                                                                                            PRE-DEVELOPMENT
                                                          COMMON             PREFERRED                            and
                                                          SHARES               STOCK                          DEVELOPMENT
                                                   Number      Amount    Number      Amount    WARRANTS         STAGE       NET
                                     -------- ----------- ----------- ---------- ----------   ---------    ---------- -------------
Shares issued re:  interest on
convertible notes                        2005      28,453      36,987                                                        36,987

Dividends paid in cash                   1998                                                                 (13,005)      (13,005)
                                         1999                                                                 (40,498)      (40,498)
                                         2004                                                                (131,771)     (131,771)
                                         2005                                                                 (51,563)      (51,563)
                                                                                                         ------------ -------------
                                                                                                             (236,837)     (236,837)
                                                                                                         ------------ -------------

Adjustment                               2003     (21,912)

Warrants exercised                       2004      75,000      93,750                                                        93,750
                                         2005     593,000     718,333                                                       718,333
                                              ----------- -----------                                                 -------------
                                                  668,000     812,083                                                       812,083
                                              ----------- -----------                                                 -------------


Warrants associated with
 converted notes                         2005                                                   944,500                     944,500

Warrants associated with
 convertible notes                       2005                                                   123,439                     123,439

Shares issued to purchase debt           2005     187,939     458,571                                                       458,571

Transfers from separate equity account
re:  exercised warrants                  2005                 181,000                          (181,000)

Allocate value of prior warrants to
separate account                         2005              (1,479,400)                        1,479,400

Redemptions of promissory note           1997      30,000      20,000                                                        20,000

                                               ---------- ----------- ---------- ---------- ----------- ------------- -------------
Balances, September 30, 2005                   21,874,374 $20,773,723    375,000   $545,491 $ 2,366,339  $(16,751,086)   $6,934,467

Adjustments

Reverse conversion benefit
   recorded under EITF 98-5                                 (3,269,231)                        (944,500)    4,213,731

Record conversion benefit for
   Convertible stock, EITF 00-19                             3,596,154                                     (3,596,154)

Record conversion expense on other
   Debt not converted                                                                                      (2,003,985)   (2,003,985)

Prior year impact of revaluing
   derivatives as liabilities per EITF 00-19                                                               (1,219,750)   (1,219,750)

Conversion expense for the year                                                                            (2,253,205)   (2,253,205)

Record Deemed Dividend in common stock
   Vs. preferred stock and reflect
   difference in valuation                                     326,541   (100,000)  (532,541)                 206,000


Reverse amount recorded via EITF 98-5                         (325,173)                         (174,826)      83,333      (416,666)
                                               --------------------------------------------------------- ------------ -------------
Adjusted balance September 30, 2005            21,874,374  $21,102,014     275,000   $12,950  $1,247,013 $(21,321,116) $  1,040,861
                                             ============ ============   =========  ========= ========== ============ =============

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

6. OPERATING AND ADMINISTRATIVE EXPENSES

The following details expenses incurred during the nine month periods ended September 30, 2005 and 2004:


                                               2005                2004
                                          --------------      --------------
Options Expense                           $    1,163,838      $            -
Payroll                                          422,680             242,027
Marketing                                        243,761              67,922
Development Costs                                234,639              51,529
Professional Fees                                419,710              75,200
Consulting Expenses                              524,981             614,079
Insurance                                        173,633              61,158
Penalties                                        199,149                   -
Freight                                          107,275               3,195
Impairment                                       120,280                   -
Other Expenses                                   377,749             282,369
                                          --------------      --------------
             Total Expenses               $    3,987,695      $    1,397,479
                                          ==============      ==============


7. CONTINGENCY

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

We have incurred losses and experienced negative operating cash flow since our formation. For the three months ended September 30, 2005 and 2004, we had a net loss of $(4,571,826) and $(493,867), respectively. For our fiscal years ended December 31, 2004 and 2003, we had a net loss of $(2,272,200) and $(2,282,946), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

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

In March 2004, we reached an agreement in principal, subject to certain closing conditions, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation. In April 2003, Filco GmbH acquired substantially all of the assets of Clark Material Handling of Europe GmbH, which were located at Clark's facility in Rheinstrasse Mulheim a.d. Ruhr, Germany. These assets consisted of all of the tooling, machinery, equipment, inventory, intellectual property, office furniture and fixtures, and personnel necessary to build the entire Clark line of lift trucks, but excluded the building and land, as well as the rights to the Clark name. Further, Filco GmbH had entered into an 18-month lease agreement with the current property owner with an option to purchase the 200,000 square foot building and land for 4.7 million euros, and Filco GmbH has been operating this plant since July 1, 2003. Filco's option to purchase the 200,000 square foot building and land for 4.7 million euros expires on December 31, 2005.

In October 2004, Mr. Filipov and we agreed to modify our agreement in principal so as to increase the number of shares of the capital stock of Filco GmbH, which we will acquire, if we finalize the acquisition, from 51% to 75.1%. The purpose of this change is to give us control of Filco GmbH in accordance with US GAAP and German law considerations regarding consolidation and capitalization. Further, this change was offered and accepted in consideration of our agreeing to advance Filco additional funds, in the form of a loan, to fund the start up of the Filco operation prior to the consummation of the transaction. All other conditions and terms of the agreement between the parties shall remain the same.

In 2005, the amounts loaned to Filco, in the aggregate amount to $6,255,462 exclusive of interest at 8% per annum, pursuant to a series of secured and unsecured promissory notes. The loans were to have been repaid on or prior to December 31, 2006, however Filco did not repay the loans and subsequently filed for bankruptcy in February 2006.

We currently purchase a high percentage of our parts in Europe, including, but not limited to, the frames from Bulgaria, motors and controllers manufactured in the Czech Republic and Sweden, and transmissions, brakes and seats manufactured in Germany. The mast could be manufactured, the frames could be powder coated (painted), and European parts could have been assembled at the Filco plant. Partially assembled vehicles would be shipped to the United States for final assembly. Wheels and other parts for the vehicles may be sold in Europe or Middle Eastern countries could have been shipped from the United States for the completion of manufacturing at Filco. We believe we could cut manufacturing costs because our material handling equipment could be manufactured in the continent in which it is sold, i.e., Europe. With our manufacturing capabilities in the United States, this potential acquisition would have allowed a portion of the Sidewinder being assembled and manufactured in each of the two continents that purchase and use about 70% of all material handling equipment worldwide.

The primary objective that must be achieved to reach the aforementioned goal(s) is to secure the necessary financing required to fund the acquisition and manufacturing objectives of Filco and us. There can be no assurance that we will be able to raise sufficient capital necessary to complete the acquisition and fund the manufacturing objectives of Filco and us.

The amounts loaned to Filco, in the aggregate amount of $6,255,462 exclusive of interest at 8% per annum, pursuant to a series of secured and unsecured promissory notes. The loans were to have been repaid on or prior to December 31, 2006, however Filco did not repay the loans and subsequently filed for bankruptcy in February 2006.

Restatement

Certain errors effecting the September 30, 2005 financial statements have been discovered during an internal review. The corrections resulted in a change to the loss attributable to common shareholders, certain amounts on the statement of cash flows and balance sheet accounts and changes in components of stockholders equity, as of September 30, 2005. The corrections result from a determination that the issuance of the Company's preferred stock as payment of dividends in lieu of cash dividends on April 1, 2005 with respect to previously issued shares of preferred stock were issued in error. The Company's original Articles of Incorporation do not provide for the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock, which were issued to the holder on April 1, 2005, were issued in error. Additionally, the Company's Articles of Incorporation, as amended, including on April 30, 2000, similarly do not support the calculation used by the Company in determining the number of shares of common stock used to pay preferred stock dividends.

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

The Company also concluded that the 8% Series A Convertible Promissory Notes ("Notes") and the Class A and Class B Warrants (collectively, the "Warrants") issued to certain accredited and/or qualified institutional purchasers pursuant to that certain Subscription Agreement (the "Subscription Agreement) dated as of February 11, 2005 contained embedded derivatives due to the registration rights and liquidated damages provisions contained in the Subscription Agreement. The embedded derivative provisions provided that the Company pay liquidated damages in connection with the delay in filing of a registration statement on Form SB-2 in the event that it did not file such registration statement which registers the shares of our common stock underlying the Notes and the Warrants, or cause the Securities and Exchange Commission to declare such registration statement effective, each within specified time frames as set forth in the Subscription Agreement.

The Company determined that a restatement of the Quarterly Report on Form 10-QSB for the three and nine month periods ended September 30, 2005 was necessary in light of our review of our accounting for derivatives and based on recent interpretations of the accounting for certain financial instruments under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and the Emerging Issues Task Force No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19").

The Company also has removed this Form 10-QSB/A, the Financial Statements of FiLCO GmBH , including the Pro Forma Financial Statements prepared in connection with the proposed acquisition pf FiLCO, GmBH in 2005. FiLCO filed for bankruptcy in 2006.

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

Operating and Administrative Expenses

Operating and administrative expenses includes administrative salaries and overhead. For the three months ended September 30, 2005, our operating and administrative expenses totaled $1,979,813. Operating and administrative expenses totaled $549,338 for the three months ended September 30, 2004. For the three months ended September 30, 2005 operating and administrative expenses increased $1,430,474 compared with the same period of 2004. These changes are a result of the time and material costs preparing for production of the SIDEWINDER and other production related issues including labor and materials used to outfit the new Airtrax assembly plant in Blackwood NJ.

Research and Development

We had no research and development costs for the three months ended September 30, 2005.

Loss Before Income Taxes

Loss before income taxes for the three month period ended September 30, 2005 totaled $4,719,318. For the three months ended September 30, 2004, loss before income taxes totaled $545,323. The increase in loss before income tax for the three months ended September 30, 2005 compared with the same period of 2004 was caused by the time and material allocations preparing for production of the SIDEWINDER and other production related issues including labor and materials used to outfit the new Airtrax assembly plant in Blackwood NJ.

Preferred Stock Dividends

During the three months ended September 30, 2005, we paid $-0- in dividends on preferred stock. During the three months ended September 30, 2004, we paid dividends on preferred stock in the amount of $17,188. The preferred stock dividends are payable to a company that is owned by our President.

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

Income Tax Benefit-State

We are entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $371,838 has been recorded for the nine months ended September 30, 2005 and $119,226 was recorded during the nine months ended September 30, 2004.

Research and Development

We had no research and development costs for the nine months ended September 30, 2005.

Loss Before Income Taxes

Loss before income taxes for the nine month period ended September 30, 2005 totaled $11,619,729. For the nine months ended September 30, 2004, loss before income taxes totaled $1,396,973. The principal reason for the increase in loss before income taxes for the nine months ended September 30, 2005 compared with the same period of 2004 was the recording of conversion expense of $5,600,139 and revaluation expense of $2,253,205 in connection with expenses result the convertible bond issue and are described in Note 3 to the financial statements. Other factors contributing to the increase in the 2005 loss were time and materials devoted to preparing for production of the SIDEWINDER and preparing the new assembly plant in Blackwood, New Jersey.

Preferred Stock Dividends

During the nine months ended September 30, 2005, we paid $ 51,563 on preferred stock. During the nine months ended September 30, 2004, we paid dividends on preferred stock in the amount of $91,868 The preferred stock dividends are payable to a company that is owned by our President.

Liquidity and Capital Resources

As of September 30, 2005, our cash on hand was $40,682 and working capital deficit was $5,066,595, primarily a result of recording as liabilities the conversion expense of $5,600,139 and revaluation expense of $2,253,205 in connection with the convertible bond issue described in Note 3 to the financial statements. Since our inception, we have financed our operations through the private placement of our common stock. During the nine months ended September 30, 2005, we sold an aggregate of 68,750 shares of common stock to accredited and institutional investors. During the three months ended September 30, 2004, we sold an aggregate of 0 shares of common stock to accredited and institutional investors and issued an aggregate of 46,509 shares of common stock in consideration for services rendered.

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

Our initial production run of ten SIDEWINDER Omni-Directional Lift Trucks was completed in the first quarter of 2005. We will need additional funds to support production requirements beyond the initial production run of our forklift which are estimated to be $3,000,000. Of the total amount, approximately 25% is projected for parts and component inventory and manufacturing costs, with the balance projected as general operating expenditures. As of September 30, 2005, we had loaned to Filco a total of $6,255,462, exclusive of interest at 8% per annum. The loans were to have been repaid on or prior to December 31, 2006, however Filco did not repay the loans and subsequently filed for bankruptcy in February 2006.. We leased facilities starting in the second quarter of 2005 as corporate headquarters. This building will also facilitate the assembly of the SIDEWINDER and other omni-directional products, warranty work, and product distribution.

As of September 30, 2005, our working capital deficit was $5,066,595. Fixed assets, net of accumulated depreciation, and total assets, as of September 30, 2005, were $204,274 and $9,986,059, respectively. Current liabilities as of September 30, 2005 were $8,445,252.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2005. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We determined that a restatement of our Quarterly Reports on Form 10-QSB for the three and nine months ended September 30, 2005 was necessary in light of our review of our accounting for derivatives and based on recent interpretations of the accounting for certain financial instruments under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and the Emerging Issues Task Force No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19").

We concluded that our 8% Series A Convertible Promissory Notes ("Notes") and the Class A and Class B Warrants (collectively, the "Warrants") issued to certain accredited and/or qualified institutional purchasers pursuant to that certain Subscription Agreement (the "Subscription Agreement) dated as of February 11, 2005 contained embedded derivatives due to the registration rights and liquidated damages provisions contained in the Subscription Agreement. The embedded derivative provisions provided that we will pay liquidated damages in connection with the delay in filing of a registration statement on Form SB-2 in the event that we did not file such registration statement which registers the shares of our common stock underlying the Notes and the Warrants, or cause the Securities and Exchange Commission to declare such registration statement effective, each within specified time frames as set forth in the Subscription Agreement.

We also have restated our financial statements contained in this Quarterly Reports to reflect the reduction in preferred stock outstanding, preferred stock dividend expense and deemed dividend expenses recorded in 2005. In addition, we will restate our financial statements contained in the Reports to reflect a liability in connection with issuance of the Notes and the Warrants that contained an embedded derivative and conversion privileges, as of September 30, 2005 as follows:

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

32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of June 2007.

                                  AIRTRAX, INC.


                                  By:/s/ Robert M. Watson
                                  ----------------------------------------------
                                  Robert M. Watson
                                  Chief Executive Officer,
                                  Acting Chief Financial Officer
                                  (Principal Executive and Financial Officer)