Form 10QSB/A
period 2006-09-30
AIRTRAX INC
filed 2007-06-15
CIK 1081372

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

EXPLANATORY NOTE

We have determined, after consultation with our independent registered public accounting firm, that a restatement of our financial statements for the period ended September 30, 2006 was necessary due to the issuance of Modification Agreements, 2% Unsecured Convertible Debentures and Stock Purchase Warrants, which were not previously recorded in our financial statements, to the note holders of the October 2005 private placement of $1,548,000 in full settlement of liquidated damages resulting from our not filing a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities. In July 2006, we issued 2% Unsecured Convertible Debentures aggregating $359,549 and Stock Purchase Warrants to acquire 110,808 shares of our common stock at $1.65 per share. The conversion price of the shares underlying the note was $1.56. Both the conversion price and the warrants purchase price have been adjusted to $.45 due to the pricing of the February 20, 2007 private placement.

We also determined that on April 1, 2005, we issued 100,000 shares of preferred stock to the sole holder of the preferred stock as payment of dividends in lieu of cash dividends with respect to previously issued shares of preferred stock and our original Articles of Incorporation, as amended, including on April 30, 2000, do not support the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock, which were issued to the holder on April 1, 2005, were issued in error. Similarly, our Articles of Incorporation, as amended, including on April 30, 2000, do not support the calculation we used in determining the number of shares of common stock used to pay preferred stock dividends. The difference being the date used in determining the stock price at the end of each preferred dividend period, as opposed to the lowest common stock price during the preferred dividend period, subject to a 70% discount, for calculating the number of common shares issued as payment of the period’s preferred stock dividend. Accordingly, the number of shares was greater than the number of shares required, and were issued in error.

We further determined that a restatement of our 10-QSB for September 30, 2006 was necessary to correct an error in accounting for derivatives associated with the private placement of 1,640,000 shares of common stock in November 2004, which was accompanied by warrants to purchase common stock.

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

AIRTRAX, INC.

SEPTEMBER 30, 2006 QUARTERLY REPORT ON FORM 10-QSB/A

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTSAIRTRAX, INC.
AIRTRAX, INC.
BALANCE SHEET

	September 30, 2006 (Unaudited) (Restated)	December 31, 2005 (Audited) (Restated)
ASSETS
Current Assets
Cash	$-	$19,288
Accounts receivable	192,998	94,357
Inventory	1,434,644	2,005,139
Vendor advances	205,645	163,517
Deferred tax asset	1,523,029	977,302
Total current assets	3,356,316	3,259,603
Fixed Assets
Office furniture and equipment	157,522	157,521
Automotive equipment	21,221	21,221
Shop equipment	53,668	43,349
Casts and tooling	273,017	270,688
	505,428	492,779
Less, accumulated depreciation	344,011	301,886
Net fixed assets	161,417	190,893
Other Assets
Advances to Filco Gmbh	-	2,000,000
Patents - net	157,063	154,263
Deferred Charges	-	388,392
Deposits	65	65
Total other assets	157,128	2,542,720
TOTAL ASSETS	$3,674,861	$5,993,216

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,104,710	$885,463
Accrued liabilities	200,500	266,556
Obligation for outstanding options	1,362,299	1,330,948
Warrants and conversion option liability	995,576	3,516,462
Bank loan	13,900	-
Current convertible debt	646,797	-
Shareholder loans payable	95,213	186,961
Total current liabilities	4,418,995	6,186,390
Long Term Convertible Debt	2,105,797	2,048,000
TOTAL LIABILITIES	6,524,792	8,234,390

Stockholders’ Deficit
Common stock - authorized, 100,000,000 shares without par value; issued and outstanding - 23,860,305 and 21,939,360, respectively	24,829,186	21,712,179
Paid in capital - warrants	1,195,225	1,042,400
Preferred stock - authorized, 500,000 shares without par value; 275,000 issued and outstanding	12,950	12,950
Deficit during development stage	(16,751,086)	(16,751,086)
Deficit from operations	(12,136,206)	(8,257,617)
Total stockholders’ deficit	(2,849,931)	(2,241,174)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,674,861	$5,993,216

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended September 30,

	2006 (Restated)	2005 (Restated)

SALES	$-	$-
COST OF GOODS SOLD	-	-
Gross Profit

OPERATING AND ADMINISTRATIVE EXPENSES	1,613,720	1,979,813

OPERATING LOSS	(1,613,720)	(1,979,813)

OTHER INCOME AND EXPENSE
Conversion expense	(201,385)	-
Impairment of Filco advances	(1,000,000)	-
Interest expense	(58,045)	(4,909)
Revaluation income (expense)	1,749,021	(2,853,504)
Interest income	-	118,908
Other income	-	-

LOSS BEFORE INCOME TAXES	(1,124,129)	(4,719,318)

INCOME TAX BENEFIT (STATE):
Current	196,477	147,392

LOSS BEFORE DIVIDEND	(927,652)	(4,571,926)

DEEMED DIVIDENDS ON PREFERRED STOCK	-	-

NET LOSS ATRIBUTABLE TO COMMON SHAREHOLDERS	(927,652)	(4,571,926)

PREFERRED STOCK DIVIDENDS PAID	-	-

DEFICIT ALLOCABLE TO COMMON SHAREHOLDERS	$(927,652)	$(4,571,926)

LOSS PER COMMON SHARE

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(927,652)	$(4,571,926)

ADJUSTMENTS FOR PREFERRED DIVIDENDS	(17,188)	(17,188)

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(944,840)	$(4,589,114)

NET LOSS PER SHARE - Basic and Diluted	$(.04)	$(.21)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,573,718	21,740,196

The accompanying notes are an integral part of the financial statements.

AIRTRAX, INC.
STATEMENTS OF OPERATIONS
For the Nine Month Periods Ended September 30,

	2006 (Restated)	2005 (Restated)

SALES	$1,271,277	$167,545
COST OF GOODS SOLD	1,193,815	160,126
Gross Profit	77,462	7,419

OPERATING AND ADMINISTRATIVE EXPENSES	3,814,425	3,987,695

OPERATING LOSS	(3,736,963)	(3,980,276)

OTHER INCOME AND EXPENSE
Conversion Expense	(961,569)	(5,600,139)
Impairment of Filco advances	(2,000,000)
Interest expense	(165,320)	(77,528)
Revaluation income (expense)	2,855,061	(2,253,205)
Interest income	85	291,208
Other income	-	211

LOSS BEFORE INCOME TAXES	(4,008,706)	(11,619,729)

INCOME TAX BENEFIT (STATE):
Current	545,727	371,838

LOSS BEFORE DIVIDEND	(3,462,979)	(11,247,891)

DEEMED DIVIDENDS ON PREFERRED STOCK	303,110	274,978

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(3,766,089)	(11,522,869)

PREFERRED STOCK DIVIDENDS PAID	(112,500)	(51,563)

DEFICIT ALLOCABLE TO COMMON SHAREHOLDERS	$(3,878,589)	$(11,574,432)

LOSS PER COMMON SHARE

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,766,089)	$(11,522,869)

ADJUSTMENTS FOR PREFERRED DIVIDENDS	(51,563)	(51,563)

LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(3,817,652)	$(11,574,432)

NET LOSS PER SHARE - Basic and Diluted	$(.17)	$(.64)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,694,207	18,138,064

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
STATEMENTS OF CASHFLOWS
For the Nine Month Periods Ended September 30,

	2006 (Restated)	2005 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(3.766,089)	$(11,522,869)
Adjustments to reconcile net income to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	46,125	32,499
Equity securities issued for services	1,325,264	1,866,500
Stock issued in settlement of obligations	66,110	120,280
Expense of settling certain liquidated damages	424,427	-
Conversion expense	961,569	5,600,139
Deemed dividend	303,110	274,978
Increase in accrual of deferred tax benefit	(545,727)	(371,838)
Impairment of Filco advances	2,000,000
Revaluation of liabilities for warrants and conversion privileges	(2,855,061)	2,253,205
Interest accrued on shareholder loan	9,193	3,021
Changes in current assets and liabilities:
Increase in accrued interest receivable	-	(275,245)
Increase in accounts receivable	(98,641)	(2,421)
Increase in vendor advances	(42,128)	(121,000)
Increase in accounts payable	219,247	843,996
Increase in accrued liabilities	67,008	40,834
Decrease (increase) in inventory	570,495	(1,495,092)
Net cash consumed by operating activities	(1,315,098)	(2,753,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment	(12,649)	(137,996)
Additions to patent cost	(6,800)	(35,389)
Advances to FiLCO GmbH	-	(3,247,171)
Net cash consumed by investing activities	(19,449)	(3,420,556)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of issuance of convertible debt	1,219,800	4,687,413
Net proceeds of common stock sales	65,500	55,000
Proceeds from exercise of warrants	-	718,486
Proceeds of bank loan	13,900	-
Proceeds from warrant extensions	117,000	-
Proceeds from exercise of options	-	13,877
Proceeds of stockholder loans	69,813	100,000
Repayment of stockholder loans	(170,754)	(2,002)
Net cash provided by financing activities	1,315,259	5,572,774

Net decrease in cash	(19,288)	(600,795)
Balance at beginning of period	19,288	641,477
Balance at end of period	$-	$40,682

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of AirTrax, Inc. (“the Company”) as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

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

2. RESTATEMENTS

The Company determined, after consultation with its independent registered public accounting firm, that a restatement of the financial statements for the period ended September 30, 2006 was necessary due to the issuance of Modification Agreements, 2% Unsecured Convertible Debentures and Stock Purchase Warrants, which were not previously recorded in our financial statements, to the note holders of the October 2005 private placement of $1,548,000 in full settlement of liquidated damages resulting from not filing a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of the securities. In July 2006, the Company issued 2% Unsecured Convertible Debentures aggregating $359,549 and Stock Purchase Warrants to acquire 110,808 shares of common stock at $1.65 per share. The conversion price of the shares underlying the note was $1.56. Both the conversion price and the warrants exercise price have been adjusted to $.45 due to the pricing of the February 20, 2007 private placement.

The Company also determined that on April 1, 2005, it issued 100,000 shares of preferred stock to the sole holder of the preferred stock as payment of dividends in lieu of cash dividends with respect to previously issued shares of preferred stock, and the original Articles of Incorporation, as amended, including on April 30, 2000, do not support the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock, which were issued to the holder on April 1, 2005, were issued in error. Similarly, the Articles of Incorporation, as amended, including on April 30, 2000, do not support the calculation used by the Company in determining the number of shares of common stock used to pay preferred stock dividends. The difference being the date used in determining the stock price at the end of each preferred dividend period, as opposed to the lowest common stock price during the preferred dividend period, subject to a 70% discount, for calculating the number of common shares issued as payment of the period’s preferred stock dividend. Accordingly, the number of shares was greater than the number of shares required, and were issued in error.

The Company further determined that a restatement was necessary to correct an error in accounting for derivatives associated with the private placement of 1,640,000 shares of common stock in November 2004, which was accompanied by warrants to purchase common stock.

The effect on the Company’s previously issued financial statements for the Three and Nine Month Periods Ended September 30, 2006 and the December 31, 2005 Balance Sheet are summarized as follows:

AIRTRAX, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

The effect on the Company’s previously issued Balance Sheet as of December 31, 2005 is summarized as follows:

	Previously Reported	Increase (Decrease)		As Restated
Stockholders’ Deficit:
Common stock	$21,385,638	$326,541	(1)	$21,712,179
Preferred stock	545,491	(532,541	) (1)	12,950
Accumulated deficit	(8,463,617)	206,000	(1)	(8,257,617)
Total Liabilities and Shareholders’ Deficiency	$5,993,216	$--		$5,993,216

The effect on the company’s previously issued Balance Sheet as of September 30, 2006 is summarized as follows:

	Previously Reported	Increase (Decrease)		As Restated
Current Liabilities
Accrued liabilities	402,614	(133,064	) (4)	200,500
		(69,050	) (6)
Warrant and conversion liability	793,677	392,275	(2)	995,576
		(259,845	) (5)
		153,675	(4)
		(84,206	) (5)

Total Current Liabilities	4,419,210	(215)		4,418,995
Long Term Liabilities	1,746,248	359,549	(4)	2,105,797
Total Liabilities	$6,165,458	$359,334		$6,524,792

Stockholders Deficit
Common stock	24,883,095	326,541	(1)	24,829,186
		(380,450	) (3)
Paid in Capital-warrants	1,587,500	(392,275	) (2)	1,195,225
Preferred stock	545,491	(532,541	) (1)	12,950

Deficit from Operations	(12,755,597)	259,845	(5)	(12,136,206)
		(380,160	) (4)
		84,206	(5)
		206,000	(1)
		349,200	(3)
		31,250	(3)
		69,050	(5)

Total Stockholders Deficiency	(2,490,597)	(359,334)		(2,849,931)
Total Liabilities and Shareholders’ Deficiency	$3,674,861	$--		$3,674,861

AIRTRAX, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

The effects on the Company’s previously issued Statement of Operations for the Nine Month period ended September 30, 2006 are summarized as follows:

	Previously	Increase		As
	Reported	(decrease)		Restated
Operating and Administrative Expenses	$(3,503,315)	$(380,160	) (4)	(3,814,425)
		69,050	(6)
Revaluation Income	2,511,010	259,845	(5)	2,855,061
		84,206	(5)
Deemed dividend expense	652,310	349,200	(3)	303,110
Preferred dividends paid	(143,750)	31,250	(3)	(112,500)

Deficit allocable to common shareholders	$(4,291,980)	$413,391		$(3,878,589)

	As Previously		As
	Reported	Adjustment	Restated
NET LOSS PER SHARE-basic and diluted	$(.19)	$.02	$(.17)

The effect on the Company’s previously issued Statement of Operations for the Three Month period ended September 30, 2006 are summarized as follows:

	Previously	Increase		As
	Reported	(decrease)		Restated
Operating and Administrative Expenses	$(1,302,610)	$(380,160	) (4)	$(1,613,720)
		69,050	(6)
Revaluation Income	1,404,971	259,845	(5)	1,749,021
		84,205	(5)
Deficit allocable to common shareholders	$(960,592)	$32,940		$(927,652)

The effect on the Company’s previously Statement of Cash Flows for the Nine Month period ended September 30, 2006 are summarized as follows:

	Previously	Increase		As
	Reported	(decrease)		Restated
Net Loss	$(4,148,230)	$382,141		$(3,766,089)
Expense of settling liquidated damages	44267	380,160	(4)	424,427
Revaluation Income	(2,511,010)	(344,051	) (5)	(2,855,061)
Deemed dividend expense	652,310	(349,200	) (3)	303,110
Increase in accrued liabilities	136,058	(69,050	) (6)	67,008
Cash Consumed by Operations	$(1,315,098)	$-		$(1,315,098)

(1) Correction associated with 2005 deemed dividend expense, payable in common stock versus preferred stock..

(2) Adjustments associated with warrants reclassified as liabilities and their subsequent revaluation.

(3) Adjustments for 2006 deemed dividend and dividends paid..

(4) Adjustment associated with issuance of debt and subsequent revaluation of embedded derivatives.

(5) Adjustment to revaluation income in connection with third quarter debt and warrants reclassified from equity.

(6) Reversal of excess accrual of liquidated damages.

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

Many previous Convertible Issues had contained “Most Favored Nations” clauses that guaranteed the investors that subsequent issues of stock or notes would not be made on more favorable terms. If the Company subsequently issues any shares of common stock or securities convertible or exercisable into common stock at a per share purchase price, which is less than the conversion or exercise prices of outstanding notes and warrants, such conversion or exercise prices would be adjusted downward in accordance with their respective terms. As a result of the issuance of these convertible notes, the following warrant and conversion prices were adjusted:

1.
The exercise price for warrants associated with a May 2005 $500,000 convertible debenture offering was adjusted from $2.11 per share to $1.56 per share and then further adjusted to $.45 per share due to the February 20, 2007 issue.

2.
The conversion price for an October 2005 $1,548,000 issuance of convertible debentures was adjusted from $2.00 per share to $1.56 per share and further adjusted to $.45 per share due to the February 20, 2007 issue.

3.
The exercise price for 774,000 warrants issued pursuant to the October 2005 convertible debenture offering was adjusted from $3.25 per share to $1.56 per share and further adjusted to $.45 per share due to the February 20, 2007 issue.

4.	The conversion price for a July 20, 2006 issue of convertible debentures was adjusted from $1.56 to $ .45 per share due to the pricing of the February 20, 2007 private placement.

5.
The exercise price for the 110,808 warrants accompanying the July 20, 2006 issue of convertible debentures was adjusted from $1.65 to $ .45 due to the pricing of the February 20, 2007 private placement.

The affect of these changes is included in the calculation of revaluation income.

Included in funds raised during 2004 through stock sales was $1,312,000 raised under a Purchase Agreement dated November 22, 2004. That agreement required, among other things, that a registration statement be filed with the SEC and that the registration statement be declared effective by the SEC within a prescribed time. The Company did not satisfy its obligation to cause the SEC to declare the registration statements effective within the timeframe specified in the November 2004 Registration Rights Agreement. As a result, it was subject to liquidated damages in an amount equal to 2% of the amount invested for each 30 day period following the default date. On May 31, 2005, the Company entered into a letter agreement with a representative of this shareholder group under which $120,429 was paid to settle the liquidated damages which had accrued. Under that agreement, no further liquidated damages would accrue until after June 30, 2005. The obligation concerning effectiveness of the registration statement has not been satisfied and liquidated damages accrued since June 30, 2005 at the rate of approximately $26,240 per month. The liquidated damages paid thus far, and liquidated damages that accrued subsequent to June 30, 2005, were charged to expense during the periods in which they accrued. For the year ended December 31, 2005 an additional $160,851 had accrued; and $88,126 accrued during 2006. All liquidated damages for this issue were settled by the issuance on June 30, 2006 of convertible notes, which are described below.

AIRTRAX, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

3. CONVERTIBLE NOTE FINANCINGS AND STOCK SALES (CONT’D)

On March 1, 2006, the Company issued $150,000 of 4% Convertible Notes due March 1, 2008, accompanied by 48,077 warrants to purchase common stock at $1.65 over a five year period. On June 30, 2006, the Company issued an additional $48,248 in 4% convertible notes due September 30, 2008, accompanied by 24,124 warrants exercisable at $1.65 per share over five years in settlement of the liquidated damages described above. These notes are also convertible at $1.56 over two years. As of June 30, 2006 all damages payable to all of the investors in the Company’s November, 2004 private placement had been settled, and pursuant to modification agreements which the Company entered into with such investors on March 1, 2006 and June 30, 2006, no liquidated damages will accrue for the non-effectiveness of the registration statement after the date of the modification agreements.

The Company’s private placements of convertible notes and common stock purchase warrants in 2005 also contained liquidated damages provisions. For two of the financings, February and May, no liquidated damages have accrued despite the fact that the shares underlying the notes and warrants issued in such private placements have not been registered, since the payment of damages is linked to the effectiveness of the registration statement which was initially filed in February 2005 and said registration statement has been withdrawn

Under the third such offering, liquidated damages were effective 150 days after October 18, 2005. Such liquidated damages accrued at the rate of 2% per month of the amount raised in that offering, which was $1,548,000. On July 20, 2006, the Company issued $359,549 in 2% Convertible Notes due July 20, 2008, accompanied by 110,808 warrants to purchase common stock over a five year period, in settlement of liquidated damages for the October 2005 issue. As of the time of settlement, $133,640 had been charged to expense.

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

A second 2006 issue was $400,000 of 12% convertible debt due October 20, 2006. After commissions, the Company received net proceeds of $342,500. The debt was convertible to stock at $1.56 per share and was revised to $.45 per share due to the February 20, 2007 issue. The issue was accompanied by 282,052 warrants originally exercisable at $1.56 for five years. The warrant exercise price was also adjusted to $.45 per share due to the February 20, 2007 issue.

The third and fourth issues, of 4% convertible debt, which totaled $198,248, were made in settlement of liquidated damages associated with a November, 2004 issue, as described above.

4 WARRANTS

The Company has issued warrants both as part of “stock units” and as an integral part of convertible note issues. The value of the warrants and conversion options which are classified as liabilities are revalued each reporting period. These values are determined by a Black Scholes valuation model, consistent with the requirements of SFAS No.133.

The following is a summary of warrants outstanding at September 30, 2006:

Warrants outstanding at December 31, 2005	9,503,558
Warrants issued with 2006 convertible notes	990,573
Warrants outstanding September 30, 2006	10,494, 131

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

On July 20, 2006, the Company issued $359,549 in 2% Convertible Notes due July 20, 2008, accompanied by 110,808 warrants to purchase common stock over a five year period, in settlement of liquidated damages for the October 2005 issue. It recorded a charge of $380,160 representing the difference between the accrued damages settled and the combined value of the $359,549 of debentures issued and associated warrants.

AIRTRAX, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

6.	OPERATING AND ADMINISTRATIVE EXPENSES

Details of operating and administrative expenses are presented below:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Options expense	$48,000	$1,163,838
Salaries and payroll taxes	516,882	472,634
Impairment	-	149,589
Marketing expense	41,873	243,761
Development costs	515,128	225,436
Professional fees	444,786	439,980
Commissions	104,609	6,588
Consulting - administrative	257,344	348,113
Settlement expense	424,427	-
Liquidated damages	282,433	199,149
Consulting - marketing	306,483	94,080
Rent	122,320	49,377
Insurance	128,138	173,633
Stock-based compensation -directors	222,500	-
Freight	55,600	107,275
Stock-based compensation-employees	90,500	-
Office expense	53,322	91,763
Other expenses	269,129	159,979
Totals	$3,814,425	$3,925,195

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

8. SUBSEQUENT EVENT

The Company is currently in default on its 12% Series A Convertible Note in the principal amount of $400,000 which the Company issued to a qualified institutional buyer on July 26, 2006. All principal and accrued and unpaid interest was due on October 20, 2006. The Company did not repay the note in the amount of $412,000, inclusive of principal and accrued and unpaid interest, on or prior to October 20, 2006. The Company is currently in negotiations with the holder to repay the note through the payment of cash, or issuance of shares of common stock, or a combination of both. As of this report, the Company is negotiating the following proposed settlement:

◦ Payment of outstanding interest, approx. $14,000;
◦ Partial payment of principal;
◦ 75,000 shares of stock per default provisions;
◦ Default interest rate prospectively 18%; and
◦ Monthly interest payments and an extension fee.

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

The assembly of our products is conducted at our leased facilities at 200 Freeway Drive, Blackwood, NJ 08012. To date, approximately 50% of the frames have been manufactured in the USA. These frames are shipped to the Blackwood plant for complete assembly. Previously, partially assembled vehicles were shipped to the Blackwood facility from the Filco plant in Germany. Fourteen were shipped to the USA for final assembly. A total of approximately sixty frames were shipped from Bulgaria to the Filco plant for partial assembly. None of the frames shipped from Bulgaria were within specification. The twenty seven frames shipped to the United States required re-machining in order to make them useable. The balance were rejected and abandoned with other parts inventory totaling approximately $450,000. The frames and other inventory remained at the Filco facility and were seized by the receiver. Accordingly, any inventory, equipment or outstanding advances to Filco have been written of during this quarter and there is no indication that the proceeds of any inventory or equipment at the Filco plant will be returned to us

We have incurred losses and experienced negative operating cash flow since our formation. For the nine months ended September 30, 2006 and 2005, we had net loss attributable to common shareholders of approximately $3.8 million and $11.5 million, respectively. The net loss in both periods includes revaluation income and losses of approximately $2.9 million and $(2.3 million) in 2006 and 2005, respectively, in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices. The company has written off the advances to Filco (See note 7 in the financial statements). We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenue and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with several prospective lenders, we do not currently have commitments for these funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next 6 months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

RESTATEMENT

Certain errors effecting the September 30, 2006 financial statements have been discovered during an internal review. The corrections resulted in a change in the amount of net loss attributable to common shareholders with resultant changes in deficit accumulated, certain changes in the statement of cash flows and certain changes in balance sheet account balances as of September 30, 2006. See Note 2 to the financial statements.

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

Operating and Administrative Expenses.

Operating and administrative expenses which include administrative salaries, depreciation and other expenses for three-month period ended September 30, 2006 totaled approximately $1.6 million which represents an decrease of approximately $400,000 from approximately $2.0 million incurred in the three-month period ended September 30, 2005. The decrease is due primarily to the recording of stock option expenses in 2005, which were not present in the current quarter, partially offset by expenses related and additional expenses in connection with the development of our Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Income Tax Benefit-State.

The Company is entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $196,477 has been recorded for the three months ended September 30, 2006 and $147,392 was recorded during the three months ended September 30, 2005.

Loss Before Income Taxes.

Loss before taxes in the three months ended September 30, 2006 was approximately $(1.1 million) which reflects a decrease of approximately $3.6 million from approximately $(4.7 million) in loss before taxes for the three months ended September 30, 2005. The decrease is due primarily to the recording of stock option expenses in 2005, which were not present in the current quarter, and revaluation income recorded in the quarter of approximately $1.7 million in 2006 compared with an expense of $(2.9 million) in the same period in 2005, in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices, partially offset by expenses related to the write down of the Filco advance of $1,000,000 and additional expenses relating to the development of our Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Loss Allocable to Common Shareholders

Loss allocable to common shareholders for the three months ended September 30, 2006 was approximately $(1.1) million, which represents a decrease of approximately $3.6 million from approximately $(4.6 million) in loss allocable to shareholders during the three months ended September 30, 2005. The decrease is due primarily to the recording of stock option expenses in 2005, which were not present in the current quarter, and revaluation income recorded in the quarter of approximately $1.7 million in 2006 compared with an expense of $(2.9 million) in the same period in 2005, in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices, partially offset by expenses related to the write down of the Filco advance of $1,000,000 and additional expenses relating to the development of our Cobra and King Cobra scissor lift and Omni-Directional Power Chair.

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

Cost of Goods Sold

The Company's cost of goods sold for the nine months ended September 30, 2006 amounted to approximately $1.2 million, an increase of approximately $1.0 million from $160,000 for the nine months ended September 30, 2005. This increase is primarily attributable to sales of our SIDEWINDER ATX-3000.

Operating and Administrative Expenses.

Operating and administrative expenses which include administrative salaries, depreciation and other expenses for nine-month period ended September 30, 2006 totaled $3.8 million which represents an decrease of Approximately $200,000 from $4.0 million incurred in the nine-month period ended September 30, 2006. The decrease is primarily due recording of stock option expenses in 2005, which were not present in the this period, offset partially by additional expenses relating to the increase in production of our SIDEWINDER ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Income Tax Benefit-State

The Company is entitled to a benefit for the effect on income taxes on the net operating loss. Accordingly, a benefit in the amount of $546,000 has been recorded for the nine-month period ended September 30, 2006 and $372,000 was recorded during the nine-month period ended September 30, 2005.

Loss Before Income Taxes.

Loss before taxes in the nine months ended September 30, 2006 was approximately $(4.0 million) which reflects a decrease of approximately $7.6 million from approximately $(11.6 million) in loss before taxes for the nine months ended September 30, 2005. The decrease is due primarily to the recording of stock option expenses in 2005, which were not present in the current period, and revaluation income recorded in the period of approximately $2.9 million in 2006 compared with a loss of $(2.3 million) in the same period in 2005, in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices, partially offset by expenses related to the write down of the Filco advance of $2,000,000 and additional expenses relating to the development of our Cobra and King Cobra scissor lift and Omni-Directional Power Chair.

Loss Allocable to Common Shareholders.

Loss allocable to common shareholders in the nine months ended September 30, 2006 was approximately $(3.8 million) which reflects a decrease of approximately $7.8 million from approximately $(11.6 million) in net loss allocable to common shareholders for the nine months ended September 30, 2005. The decrease is due primarily to the recording of stock option expenses in 2005, which were not present in the current period, and revaluation income recorded in the period of approximately $2.9 million in 2006 compared with a loss of $(2.3 million) in the same period in 2005, in connection with the repricing of conversion ratios of convertible debenture issues and of warrant conversion prices, partially offset by expenses related to the write down of the Filco advance of $2,000,000 and additional expenses relating to the development of our Cobra and King Cobra scissor lift and Omni-Directional Power Chair.

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

o Default interest rate prospectively 18%; and

o Monthly interest payments and an extension fee

The Company will need to raise substantial additional capital to continue the substantial production and development of its products beyond the third quarter of 2006 and provide substantial working capital for the development of national advertising and marketing programs, increases in operating costs resulting from additional staff until such time as the Company begins to generate revenues sufficient to fund ongoing operations. The Company believes that in the aggregate, it will need as much as approximately $5 million to $10 million to complete this process, repay debt obligations, provide capital expenditures for additional equipment, and systems for managing the business, and cover other operating costs until revenues begin to offset our operating costs. There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

As of September 30, 2006, our working capital deficit was $(1,062,679). Fixed assets, net of accumulated depreciation, and total assets, as of September 30, 2006, were $161,417 and $3,674,861, respectively. Current liabilities as of September 30, 2006 were $4,418,995.

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

On March 17, 2006, we began to accrue liquidated damages to the investors of the first and second closings of our October 2005 private placement because we did not register shares of our common stock underlying the Series C Unsecured Convertible Debentures and common stock purchase warrants within 150 days from the initial closing date of October 18, 2005. On July 20, 2006 the Company issued $359,549 in 2% convertible debt accompanied by 110,808 warrants in settlement of the liquidated damages for this issue, which amounted to $133,640 at the time of issuance of the debt.

RISK FACTORS

In addition to other information contained in this Form 10QSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-QSB:

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE MAY NEVER BECOME PROFITABLE AND CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE OUR INCEPTION.

We may never become profitable because we have incurred losses and experienced negative operating cash flow since our formation. For our three months ended September 30, 2006 and 2005, we had a net loss of approximately $(900,000) and $($.4.6 million), respectively. For our fiscal years ended December 31, 2005 and 2004, we had a net loss of approximately $(152 million) and $(3.5 million), respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We anticipate that our cash requirements to fund operating or investing cash requirements over the next 6 months will be greater than our current cash on hand. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with several prospective lenders, we do not currently have commitments for additional funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next 6 months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2006.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We also concluded that Warrants issued in connection with the November 2004 Stock Sale to certain accredited and/or qualified institutional purchasers pursuant to a Subscription Agreement continue to be subject to revaluation, despite the settlement of liquidated damages in connection with the issue

In particular, we will restate our financial statements contained in the Quarterly Reports to reflect the reduction in preferred stock outstanding, preferred stock dividend expense and deemed dividend expenses recorded in 2005 and 2006. In addition, we will restate our financial statements contained in the Reports to reflect a liability in connection with issuance of the Warrants that contained an embedded derivative and conversion privileges, as of September 30, 2006 as follows:

1. The accounting for the embedded derivatives within the Notes and the Warrants was determined under the guidance of SFAS 133 and EITF No. 00-19. The embedded derivatives are classified as a current liability in accordance with SFAS 133, and are recorded at fair value.

2. In reporting periods subsequent to the issuance of September 30, 2006, the embedded derivative has been revalued with the change to fair value recorded as income/(expense).

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

AIRTRAX, INC.

Date: June 14, 2007	By:	/s/ Robert M. Watson
Robert M. Watson, President, Chief Executive Officer, and Acting Chief Financial Officer