Form 10QSB
period 2007-06-30
AIRTRAX INC
filed 2007-08-20
CIK 1081372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 14, 2007, the Company had 25,700,993 shares of its no par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]	No [X]

AIRTRAX, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2007

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets:
	June 30, 2007 (Unaudited) and December 31, 2006 (Audited)	3

	Statements of Operations:
	Three Months Ended June 30, 2007 and 2006 (Unaudited)	4

	Statements of Operations:
	Six Months Ended June 30, 2007 and 2006 (Unaudited)	5

	Statements of Cash Flows:
	Six Months Ended June 30, 2007 and 2006 (Unaudited)	6

	Notes to Unaudited Consolidated Financial Statements:
	June 30, 2007	7-11

Item 2.	Management Discussion and Analysis	13

Item 3.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIRTRAX, INC.
BALANCE SHEET

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current Assets
Cash	$1,040,181	$327,737
Accounts receivable	51,379	50,704
Inventory	1,193,654	1,049,457
Vendor advances	163,268	103,628
Prepaid expenses	29,906	-
Deferred tax asset	1,071,545	919,889
Total current assets	3,549,933	2,451,415
Fixed Assets
Office furniture and equipment	173,368	157,521
Demo Equipment	149,249	149,249
Shop equipment	43,350	43,350
Casts and tooling	273,016	273,016
	638,983	623,136
Less, accumulated depreciation	(376,117)	(339,216)
Net fixed assets	262,866	283,920
Other Assets
Prepaid interest	434,833	-
Patents – net	140,706	148,151
Unamortized financing costs	423,477	-
Deposits	65	65
Total other assets	999,081	148,216
TOTAL ASSETS	$4,811,880	$2,883,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$513,798	$1,097,361
Accrued liabilities	1,022,235	461,973
Derivative liability-Warrants and conversion privileges	4,357,448	355,203
Current portion convertible debt	1,891,248	2,129,797
Shareholder loans payable	40,713	75,713
Total current liabilities	7,825,442	4,120,047
Long Term Convertible Debt	4,093,589	557,797
TOTAL LIABILITIES	11,919,031	4,677,844

Stockholders’ Deficit
Common stock – authorized, 100,000,000 shares without par value; issued and outstanding – 25,432,995 and 24,260,352, respectively	25,741,224	25,061,241
Paid in capital – warrants	1,065,264	1,065,264
Paid in capital – Options	1,417,660	1,407,299
Preferred stock – authorized, 5,000,000 shares without par value; 275,000 issued and outstanding	12,950	12,950
Accumulated deficit	(35,344,249)	(29,341,046)
Total stockholders’ deficit	(7,107,151)	(1,794,293)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,811,880	$2,883,551

 AIRTRAX, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,

	2007	2006

SALES	$162,675	$612,301
COST OF GOODS SOLD	150,234	666,137
Gross profit (loss)	12,441	(53,836)

OPERATING AND ADMINISTRATIVE EXPENSES	1,062,206	2,179,132

OPERATING LOSS	(1,049,765)	(2,232,968)

OTHER INCOME AND EXPENSE
Conversion expense	-	(178,746)
Interest expense	(175,765)	(58,524)
Revaluation income (expense)	1,045,082	(961,752)
Other income	13,543	85

NET LOSS INCOME BEFORE INCOME TAXES	(166,905)	(3,431,905)

INCOME TAX BENEFIT (STATE):
Current	70,288	264,766

NET LOSS BEFORE DIVIDENDS	$(96,617)	(3,167,139)

DEEMED DIVIDEND EXPENSE ON PREFERRED STOCK	-	303,110

NET LOSS	$(96,617)	$(3,470,249)

NET LOSS PER SHARE:

NET LOSS	$(96,617)	$(3,470,249)

ADJUSTMENT FOR PREFERRED STOCK DIVIDENDS	17,188	17,188

LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(113,805)	$(3,487,437)

NET LOSS PER SHARE	$(.01)	$(.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,068,165	20,951,187

AIRTRAX, INC.
STATEMENTS OF OPERATIONS
For the Six Months Ended June 30,

	2007	2006

SALES	$254,060	$1,271,277
COST OF GOODS SOLD	284,503	1,193,815
Gross profit (loss)	(30,443)	77,462

OPERATING AND ADMINISTRATIVE EXPENSES	1,859,570	3,200,705

OPERATING LOSS	(1,890,013)	(3,123,243)

OTHER INCOME AND EXPENSE
Conversion expense	(4,937,231)	(760,184)
Interest expense	(279,207)	(107,275)
Revaluation income	927,936	1,010,414
Other income	23,656	85

NET LOSS BEFORE INCOME TAXES	(6,154,859)	(2,980,203)

INCOME TAX BENEFIT (STATE):
Current	151,656	349,250

NET LOSS BEFORE DIVIDENDS	$(6,003,203)	$(2,630,953)

DEEMED DIVIDEND EXPENSE ON PREFERRED STOCK	-	303,110

NET LOSS	$(6,003,203)	$(2,934,063)

NET LOSS PER SHARE:

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,003,203)	$(2,934,063)

ADJUSTMENT FOR PREFERRED STOCK DIVIDENDS	34,375	34,375

LOSS ALLOCABLE TO COMMON SHAREHOLDER	$(6,037,578)	$2,968,438

NET LOSS PER SHARE	$(.27)	$(.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,496,779	22,249,454

AIRTRAX, INC.
STATEMENTS OF CASHFLOWS
For the Six Month Periods Ended June 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,003,203)	$	$(2,934,063)
Adjustments to reconcile net income to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	45,360		29,750
Options issued for services	-		41,700
Equity securities issued for services	184,632		903,839
Expense of settling certain liquidated damages			44,267
Conversion expense Deemed dividend expense	4,937,231		760,184 303,110
Amortization of prepaid interest and unamortized costs	187,337		-
Increase in accrual of deferred tax benefit	(151,656)		(349,250)
Revaluation of liabilities for warrants and conversion privileges	(927,936)		(1,010,414)
Interest accrued on shareholder loan			6,234
Increase in prepaid expense	(29,906)		(27,092)
Changes in current assets and liabilities:
Increase in accounts receivable	(675)		(313,253)
Increase in vendor advances	(59,640)		(4,120)
(Decrease) increase in accounts payable	(362,634)		6,194
Increase in accrued liabilities	367,433		297,553
(Increase) decrease in inventory	(1,197)		354,039
Net cash consumed by operating activities	(1,957,794)		(891,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment	(15,847)		(12,649)
Acquisition of patents	(1,015)		-
Net cash consumed by investing activities	(16,862)		(12,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of issuance of convertible debt Net proceeds from common stock sales Proceeds from warrant extensions	2,822,100 -		819,800 29,500 88,500
Payment on convertible debt	(100,000)
Proceeds from stockholder loans			49,813
Repayment of stockholder loans	(35,000)		(100,260)
Net cash provided by financing activities	2,687,100		887,353

Net increase in cash	712,444		(16,618)
Balance at beginning of period	327,737		19,288
Balance at end of period	$1,040,181		$2,670

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim financial statements of Airtrax, Inc. (“the Company”) as of June 30, 2007 and for the Three and Six month periods ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

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

2.  CONVERTIBLE NOTE FINANCINGS AND STOCK SALES

On April 18, 2007, an investor in the October 2005 convertible debt issue converted $45,000 of the 8% Convertible Notes due October 18, 2007.  In exchange, the Company issued 100,000 shares of common stock.  The conversion price was $0.45 per share.

On June 1, 2007, an investor in the June 2005 convertible debt issue converted $246,797 of principal and $15,736 of accrued interest of the 8% Convertible Notes due June 2007 in exchange, the Company issued 583,407 shares of common stock.  The conversion price was $0.45 per share.

On June 5, 2007, an investor in the October 2005 convertible debt issue converted $22,500 of the 8% Convertible Notes due October 18, 2007.  In exchange, the Company issued 50,000 shares of common stock.  The conversion price was $0.45 per share.

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

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(unaudited)

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

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(unaudited)

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

On March 1, 2007, an investor in the convertible debt issue October 2005 converted $22,500 of the 8% Convertible Notes due October 18, 2007.  In exchange, the Company issued 50,000 shares of common stock.  The conversion price was $0.45 per share.

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

Balance December 31, 2006	10,383,323

Warrants issued with $3,734,040 convertible debt, February 20,	16,595,732
Warrants issued to Placement Agent of February 2007 convertible
debt issue	715,333

Total warrants issued during 2007	17,311,065
Balance June 30, 2007	27,694,388

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(unaudited)

4.     SUPPLEMENTAL CASH FLOWS INFORMATION:

There were no taxes paid during the six-month periods ended June 30, 2007 and June 30, 2006.

Interest of $ 7,500 and $ 0 was paid during the six month periods ended June 30, 2007 and June 30, 2006., respectively.

There were no non-cash investing activities during either the June 30, 2007 and June 30, 2006 periods.

The following non-cash financing activities occurred during these periods.

Shares of common stock were issued for services during both the June 30, 2007 and June 30, 2006 periods. These totaled 424,550 shares and 567,223 shares, respectively and were valued at $184,632 and $903,839.

During the June 30, 2007 period the following additional noncash financing activity occurred:

$22,500 of convertible debt was converted to 50,000 shares of common stock.
$45,000 account payable was satisfied by the issuance of 94,444 shares of common stock.
$45,000 of convertible debt was converted to 100,000 shares of common stock.
$246,797 of debt and $15,736 of accrued interest was converted to 583,407 shares of common stock
$22,500 of convertible debt was converted to 50,000 shares of common stock.

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(unaudited)

OPERATING AND ADMINISTRATIVE EXPENSES

Details of operating and administrative expenses are presented below:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Options expense	$-	$41,700
Salaries and payroll taxes	560,065	348,675
Impairment	-	1,000,000
Production costs	38,734	67,407
Patent expense	77,585	-
Professional fees	207,579	377,513
Commissions	-	57,109
Consulting - administrative	43,313	234,694
Settlement expense	-	44,266
Liquidated damages	362,138	188,815
Consulting – marketing	120,610	195,608
Other Marketing expense	-	45,229
Rent	76,500	84,070
Insurance	34,440	43,183
Director awards	164,918	222,500
Employee awards	-	90,500
Office expense	26,971	48,325
Other expense	146,720	111,111
Totals	$1,859,570	$3,200,705

6.           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit as of June 30, 2007 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

7.	CONVERSION, REVALUATION AND EMBEDDED DERIVATIVES

The Company’s issues of convertible debt normally have embedded derivatives (i.e. warrants and conversion benefits.)  These derivatives are classified as either liabilities or a component of equity based upon the criteria in EITF 00-19.

Their initial fair value, based upon grant date valuation using Black Scholes model, is charged to conversion expense based upon the immediate exercisability of the derivatives.

Those derivatives classified as liabilities are subject to revaluation each reporting period, following SFAS #133 and its required fair value treatment.

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(unaudited)

8.    RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted EITF 00-19-2, “Accounting for Registration Payment Arrangements,”(RPA) for transactions after the statement’s effective date (December 20, 2006).  The Company’s recording of a liability for these RPA’s will now follow the guidelines in FAS #5, “Accounting for Contingencies.”  However, the amendment to the original EITF 00-19 will not affect the recording of derivatives as the “RPA’s” were not the sole determining factor in prior decisions about derivative classification, as is emphasized in the amended EITF.

9.           SUBSEQUENT EVENTS

On August 8, 2007 the Company issued 147,059 shares of common stock in exchange for services, valued at $50,000.

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

            We have incurred losses and experienced negative operating cash flows since our inception. For the twelve-month periods ended December 31, 2006 and 2005, we had net losses attributable to common shareholders of approximately $4.2 million and $15.2 million, respectively. The net loss in both periods includes conversion expenses of $1 million and $6.6 million in 2006 and 2005, respectively, offset by revaluation income $3.5 million and $1 million in 2006 and 2005, respectively, in connection with the repricing of the conversion ratios of convertible debenture issues and of warrant conversion prices. We also wrote down the advances to Filco of $2.0 million and $4.7 million in 2006 and 2005, respectively.  We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenue and result in additional losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with several prospective lenders, we do not currently have commitments for these funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms.

Results of Operations for the Three Months ended June 30, 2007 Compared to the Three Months June 30, 2006

Liquidity constraints and limited access to additional capital for production in 2005 and 2006 and the unexpected death of our Chief Executive Officer and President, Peter Amico in August 2006 have limited production and sales of omni-directional technology. Consequently, management believes that the year-to-year comparisons described below are not indicative of future year-to-year comparative results.

In September 2006, Airtrax was awarded a $415,000 contract to design and build a customized MP2 Equipment Handling Unit for the Israeli Air Force. The contract includes an option to build five additional units at $95,000 each upon the acceptance of the first unit. It is estimated that the follow on orders that could result from this contract will be four units over the next one to two years for a total of 10 units delivered.  The Critical Design Review was completed in November 2006, the design was approved and initial deliverables were provided.  As a result, we received a first process payment of $170,000 on December 12 2006.  We completed the Acceptance Test Procedure in mid April 2007 and received a second payment of $162,000.  We cannot predict whether we will be able to successfully pass all of the acceptance tests and complete the contract, or that if we do so, that any subsequent orders will result.

We believe that the joint cooperation between us and the United States Navy with the MP2 weapons handler contract, and our contract to design and build a customized MP2 Equipment Handling Unit for the Israeli Air Force, has bolstered the potential use of our technology within the military.

Revenue

 Revenue for the three-month period ended June 30, 2007 was approximately $163,000, representing a decrease of approximately $449,000 from revenue of $612,000 recorded for the three-month period ended June 30, 2006.  This decrease in revenue, is primarily, attributed to the reduction in sales of our SIDEWINDER ATX-3000 offset by revenue recorded in connection with the development of the MP2 Equipment Handling Unit for the Israeli Air Force

Cost of Goods Sold

Our cost of goods sold for the three-month period ended June 30, 2007 amounted to approximately $150,000, a decrease of approximately $516,000 from $666,000 recorded for the three-month period ended June 30, 2006.  This decrease in cost of goods sold is primarily attributed to the reduction in sales of our SIDEWINDER ATX-3000 offset by continued development cost in connection with the MP2 Equipment Handling Unit for the Israeli Air Force

Operating and Administrative Expenses.

Operating and administrative expenses, which include administrative salaries, depreciation and other expenses for the three-month period ended June 30, 2007 totaled $1,062,000, which represents a decrease of approximately $1,118,000 from $2,180,000 incurred in the six-month period ended June 30, 2006.  The decrease is primarily due the impairment charge in the three months ended June 30, 2006.

Loss Attributable to Common Shareholders.

Loss attributable to common shareholders for the three-month period ended June 30, 2007 was $(97,000) compared with loss of $(3.5) million for the same period in 2006.  The decrease in the loss is due primarily to the recording of revaluation income of $1, million in this period compared with revaluation expense of $1 million in 2006.  Additionally, the 2006 period included a $1 million expense for impairment.

Results of Operations for the Six Months ended June 30, 2007 Compared to the Six Months June 30, 2006

Revenue

Revenue for the six-month period ended June 30, 2007 was approximately $254,000, representing a decrease of approximately $1,017,000 from revenue of $1,271,000 recorded for the six-month period ended June 30, 2006.  This decrease in revenue is primarily attributable to the reduction in sales of our SIDEWINDER ATX-3000 partially offset by revenue recorded in connection with the development of the MP2 Equipment Handling Unit for the Israeli Air Force

Cost of Goods Sold

Our cost of goods sold for the six-month period ended June 30, 2007 amounted to approximately $285,000, a decrease of approximately $909,000 from $1,194,000 recorded for the six-month period ended June 30, 2006. This decrease in cost of goods sold is primarily attributed to the reduction in sales of our SIDEWINDER ATX-3000 offset by continued development cost in connection with the MP2 Equipment Handling Unit for the Israeli Air Force

Operating and Administrative Expenses.

Operating and administrative expenses, which include administrative salaries, depreciation and other expenses for the six-month period ended June 30, 2007 totaled $1,860,000, which represents a decrease of approximately $1,341,000 from $3,201,000 incurred in the six-month period ended June 30, 2006.  The decrease is primarily due to the $1,000,000 the impairment charge recorded in the six months ended June 30, 2006.

Loss Attributable to Common Shareholders.

Loss attributable to common shareholders for the six-month period ended June 30, 2007 was $(6.0) million compared with loss of $(3.0) million for the same period in 2006.  The increase in loss is due primarily to the recording of conversion expense in this period of $4.9 million compared with $760,000 in 2006.  Additionally, we recorded revaluation income of $928,000 in 2007 compared with $1.0 million in 2006 in connection with the repricing of certain conversion ratios of convertible debenture issues and of warrant conversion prices.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our common stock and sales of convertible debt. During the twelve months ended December 31, 2006 and 2005, we raised net of offering costs approximately $1.3 million and $5.9 million, respectively, from the private placement of our securities.  During 2007, we raised approximately $3,219,000; which was further reduced by expenses of the sale of $396,900.

We have consistently demonstrated our ability to meet our cash requirements through private placements of our common stock and convertible notes. We have continued to similarly satisfy those requirements during the twelve months ended December 31, 2006 and the first six months of 2007. However, there can be no assurances that we will be successful in raising the required capital to continue our current operating plan.

 During 2000, we were approved by the State of New Jersey for the technology tax transfer program pursuant to which we have sold our net operating losses and research and development credits as calculated under state law. For the fiscal year 2006 , we recorded a credit of $437,803 from the sale of our losses and credits.

We anticipate that our cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising with production of its Omni-Directional lift truck and the start of Cobra and King Cobra (Scissors-Lift) production.

We will require additional funds to continue our operations beyond the initial production run. We anticipate that operating capital in the amount of approximately $3 to 5 million will be required during the next 12 months to sufficiently fund operations. We expect to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as we transition from the initial rate to larger-scale production. While we are in discussions with several prospective lenders, we do not currently have commitments for additional funds and there can be no assurance that additional financing will be available, or if available will be on acceptable terms. If we are unable to obtain sufficient funds during the next six months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

As of June 30, 2007, our working capital deficit was $4.3 million.  Fixed assets, net of accumulated depreciation, as of June 30, 2007 and 2006, amounted to $262,866 and $283,920, respectively.  Current liabilities as of June 30, 2007 were $7.9 million compared with $5.5 million as of June 30, 2006.  Current liabilities in 2007 and 2006 include liabilities for options and conversion rights of $4.4 million and $1.7 million, respectively.

Off-Balance Sheet Arrangements.

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, results of operations, liquidity or capital expenditures.

Liquidated Damages

In connection with financings we entered into with various investors in November 2004, October 2005, and February 2007 we provided such investors registration rights.  Pursuant to those registration rights, in the event that we did not file a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities or have such registration statement effective by another date, we agreed to pay to such investors liquidated damages. On May 4, 2007, we filed such registration statement, and now are able to estimate these damages with reasonable accuracy.  Accordingly, we accrued $362,000 in the quarter ended June 30, 2007.  There is no assurance that this amount will be sufficient, nor based on the timing of declaring the current registration statement effective, in excess of the amount required.

Critical Accounting Policies and Estimates

Revenue

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment.

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

Intangibles

We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of our intangibles, which as of June 30, 2007, consist mainly of patents and licensing agreements.  The conditions that would trigger an impairment assessment of our intangible assets include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8.3 million as of June 30, 2007, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. The net deferred tax asset as of December 31, 2006 was $1,001,256, net of the valuation allowance.

Issuances of Common Stock

Because of the significant liquidity issues we have faced since our inception, we have been required to issue common stock to third party vendors and others in order to pay for services rendered.  Such issuances are recorded as an expense in the period in which the services are performed. During the six month period ended June 30, 2007, we issued an aggregate of 330,106 shares of common stock to third parties in exchange for services performed. These services were valued at $178,257 for six months ended June 30, 2007.  There were no shares issued for services in the three month period ended June 30, 2007.

Recent Accounting Pronouncement

The Financial Accounting Standards Board (FASB) has recently issued “FASB Staff Position EITF 00-19-2 which modifies the accounting treatment of derivatives that flow from financings involving embedded derivatives. This Staff Position is effective for financial statements for periods beginning January 1, 2007.  Adoption of this staff position has not caused any change in the quarter or six month period ended June 30, 2007 in the way we account for derivatives.

We have reviewed other accounting pronouncements issued during 2006 and 2007 and have concluded that they will have no effect on our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

AIRTRAX, INC.

Date: August 20, 2007	By:	/s/ ROBERT M.WATSON
Robert M. Watson
President, Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)