Form 10QSB
period 2007-09-30
AIRTRAX INC
filed 2007-12-07
CIK 1081372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes [  ]                       No [X]

As of December 6, 2007, the Company had 26,755,867 shares of its no par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [  ]                       No [X]

AIRTRAX, INC.
Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2007 and 2006
Table of Contents

PART I.  FINANCIAL INFORMATION

PART 1--FINANCIALS INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIRTRAX, INC.
BALANCE  SHEETS
(In dollars,  except share data)

ASSETS	September 30, 2007 (Unaudited)	December 31,2006 (Audited and Restated)

Current Assets
Cash and cash equivalents	$466,129	$327,737
Accounts receivable	53,079	50,704
Inventory	1,040,100	1,049,457
Prepaid expenses	22,793	-
Vendor advance	163,268	103,628
Deferred tax asset	1,212,741	919,889
Total current assets	2,958,110	2,451,415

Fixed Assets	645,512	623,136
Revaluation income	(394,566)	(339,216)
Net fixed assets	250,946	283,920
Other Assets
Deferred financing costs	2,642,050	424,455
Prepaid interest & other	368,562	65
Patents – net	136,476	148,151
Total other assets	3,147,088	572,671
TOTAL ASSETS	$6,356,144	$3,308,006

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$373,173	$1,097,361
Accrued liabilities	1,077,788	461,973
Shareholder loans payable	40,713	75,713
Current portion-Convertible debt	2,183,297	2,129,797
Derivative liability-Warrants and conversion privileges	1,047,814	705,587
Net loss allocable to common shareholders, after dividends
Total current liabilities	4,722,785	4,470,431

Long Term Convertible Debt	3,734,039	557,797
TOTAL LIABILITIES	8,456,824	5,028,228

Stockholders’ Deficiency
Preferred stock – authorized; 5,000,000 shares, no par value, 275,000 issued and outstanding	12,950	12,950
Common stock – authorized, 100,000,000 shares; no par value, issued and outstanding – 25,884,072 and 24,260,352, respectively	22,372,759	21,663,890
Paid in capital – warrants	4,729,407	2,147,771
Paid in capital – Options	1,417,660	1,407,299
Retained deficit	(30,633,456)	(26,952,132)
Total stockholders’ deficiency	(2,100,680)	(1,720,222)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,356,144	$3,308,006

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
STATEMENTS OF OPERATIONS
(In dollars,  except per share data)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited/Restated)	(Unaudited)	(Unaudited/Restated)

Revenues	$269,022	$-	$523,082	$1,271,277
Cost of sales	204,496	-	488,999	1,193,815
Gross profit	64,526	-	34,083	77,462

Operating and administrative expenses
General and Administrative costs	957,732	1,224,433	2,817,202	3,149,144
Impairment of Filco advances	-	1,000,000	-	2,000,000
Total Operating Expenses	957,732	2,224,433	2,817,202	5,149,144

Operating loss	(893,206)	(2,224,433)	(2,783,119)	(5,071,682)

Other income (expense):
Interest expense	(166,983)	(58,045)	(446,290)	(165,320)
Revaluation income	181,786	90,519	566,862	814,045
Amortization of financing costs	(524,079)	(229,431)	(1,344,875)	(706,024)
Liqudating Damages	-	(235,612)	-	(424,427)
Other income	9,590	-	33,246	85
Other expense,net	(499,686)	(432,569)	(1,191,057)	(481,641)

Net loss before taxes	(1,392,892)	(2,657,002)	(3,974,176)	(5,553,323)

Income tax benefit, (State): Current	141,196	196,477	292,852	545,727

Net loss before dividends	(1,251,696)	(2,460,525)	(3,681,324)	(5,007,596)

Net loss attributable to common shareholders	(1,251,696)	(2,460,525)	(3,681,324)	(5,310,706)

Preferred stock dividends paid	-	-	-	112,500

Net loss allocable to common shareholders, after dividends	$(1,251,696)	$(2,460,525)	$(3,681,324)	$(5,423,206)

Net loss per share - basic and diluted

Loss allocable to common shareholders	$(1,251,696)	$(2,460,525)	$(3,681,324)	$(5,310,706)

Adjustment for preferred stock dividends accumulated	(17,188)	(17,188)	(51,563)	(51,563)

Net loss allocable to common shareholders	$(1,268,884)	$(2,477,713)	$(3,732,887)	$(5,362,269)

Net loss per share - basic and diluted	$(0.05)	$(0.12)	$(0.15)	$(0.24)

Weighted average shares outstanding	25,294,876	20,951,187	24,890,142	22,694,207

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	September 30,
	2007 (unaudited)	2006 (audited and restated)
Cash flows from operating activities:
Net loss	$(3,681,324)	$(5,310,706)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	56,365	46,125
Amortization of debt discounts and fees	1,344,875	706,024
Impairment of Filco advances	-	2,000,000
Common stock issued in settlement of obligastions for interest	15,736	66,160
Equity securities issued for services	597,531	1,325,264
Expense of settling liquidated damages	442,613	316,110
Deemed dividend on preferred stock	-	303,110
Amortization of prepaid interest	146,543	-
Increase in accual of deferred tax benefit	(292,852)	(545,727)
Revaluation of liabilities for warrants and conversion privileges	(566,862)	(814,045)
Interest accrual on shareholder loan	(22,793)	9,193

Changes in assets liabilties
Increase in accounts receivable	(2,375)	(98,641)
Increase in vendor advances	(59,640)	(42,128)
(Decrease) increase in accounts payable	(596,424)	219,247
Increase in prepaid expense	(22,793)	-
Increase (decrease) in accrued liabilities	106,726	(66,056)
Increase in inventory	9,357	570,495

Net cash used in operating activities	(2,525,317)	(1,315,575)

Cash flows from investing activities:
Acquisition of equipment	(22,376)	(12,649)
Additions to patent cost	(1,015)	(6,800)
Net cash used in investing activities	(23,391)	(19,449)

Cash flows from financing activities:
Net loss allocable to common shareholders, after dividends
Proceeds from convertible debt	-	1,219,800
Proceeds from the sale of common stock	2,822,100	65,500
Proceeds from warrant extensions	-	117,000
Proceeds from bank loan		13,900
Payment of convertible debt	(100,000)	-
Proceeds from notes payable to related parties	-	69,813
Payment of notes payable to related parties	(35,000)	(170,754)
Net cash provided by financing activities	2,687,100	1,315,259

Net increase (decrease) in cash	138,392	(19,288)
Cash, beginning of year	327,737	19,288
Cash, end of year	$466,129	$-

The accompanying notes are an integral part of these financial statements.

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)

NOTE 1–BASIS OF PRESENTATION AND BUSINESS

The unaudited  interim financial statements of Airtrax, Inc. (“the Company”) as of September 30, 2007,  and for the three and nine  months ended September 30, 2007 and 2006 (restated),  have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  At September 30, 2007, the Company had a working capital deficit of $1,764,675, and an accumulated deficit of $30,633,456.

In prior periods, the Company was a development stage company, as defined in Statement of Financial Accounting Standards (FASB) No. 7. The Company became an operational company in 2005. The Company has incurred losses since its inception. Until the end of 2004, these losses were financed by private placements of equity securities. During 2005 and 2006, the Company obtained financing almost exclusively from the issuance of convertible debentures along with other securities (derivatives). The Company will need to raise additional capital through the issuance of future debt or equity securities to continue to fund its operations.

The Company was formed on April 17, 1997. It has designed a lift truck vehicle using omni-directional technology obtained under a contract with the United States Navy Surface Warfare Center in Panama City, Florida. The right to exploit this technology grew out of a Cooperative Research and Development Agreement with the Navy. Significant resources have been devoted during prior years to the construction of a prototype of this omni-directional forklift vehicle. The Company recognized its first revenues from sales of this product during the year 2005.

In the opinion of management, the information included in this report contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited quarterly financial statements should be read in conjunction with the restated audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2– RESTATEMENT OF PRIOR PERIODS

The Company, in conjunction with its independent registered public accounting firm and its professional advisors, recently conducted an analysis of the Company's various financial instruments and agreements into which it had previously entered into related to convertible debt and preferred stock financings, with a particular focus on the accounting treatment of derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Emerging Issues Task Force issued EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”), (collectively, the “Derivative Accounting Pronouncements”). Accordingly, certain accounting policies previously considered by management to reflect acceptable practices have been modified by recent interpretations. As a result of this analysis, the Company decided to restate its historical financial results to account for certain non-cash expenses associated with both embedded and freestanding derivative liabilities.

In November  2007,  in a Form 8-K filing with the Securities and Exchange Commission, the Company notified investors that certain previously filed reports could no longer be relied upon and decided to restate its previously filed audited financial statements in the annual reports for the years ended December 31, 2004, 2005 and 2006 filed on Form 10-KSB, together with the unaudited quarterly reports on Form 10-QSB for the quarters ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, and June 30, 2007 (collectively, the “Reports”). Such Reports noted within the accompanying financials are specifically referenced as being “restated”. The restatement is required to properly reflect adjustments arising from the accounting for derivative debt instruments, and the Company’s financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer due to the revised interpretation and implementation of specific Derivative Accounting Pronouncements.

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)

The following tables set forth a summary of the adjustments that are included in the restated Reports included or referenced in the accompanying financials, and their impact on net losses and cash flow for the nine months ended September 30, 2006, and on selected balance sheet captions,  as of September 30, 2006, and December 31, 2006.

RESTATEMENT- SEPTEMBER 30, 2006 and December 31, 2006

Statement of Operations

Adjustments to previously reported net losses for the period September 30, 2006 include:

	September 30, 2006	December 31, 2006

Net loss, as previously reported	$3,766,089	$4,219,843
Adjustments for derivatives	1,544,617	2,442,595
Net loss, as restated	$5,310,706	$6,662,438

Balance Sheet

Adjustments to previously reported selected balance sheet items as of September 30, 2006 included:

	As Previously Reported	Adjustments	As Restated

Current assets	$2,451,415	$-	$2,451,415
Total assets	$2,883,551	$-	$2,883,551
Current liabilities	$4,120,047	$(74,071)	$4,045,976
Long-term liabilities	$557,797	$-	$557,797
Total stockholders' (deficit)	$(4,677,844)	$(74,071)	$(4,603,773)
Total liabilities and stockholders' (deficit)	$1,794,293	$74,071	$1,720,222

Statement of Cash Flows

Adjustments to the Statement of Cash Flows for the nine months ended September 30, 2006 were as follows:

	As Previously Reported *	Adjustments	As Restated

Net Loss	$(3,766,089)	$(1,544,617)	$(5,310,706)
Cash Flows from Operating Activities	$(1,315,098)	$	$(1,315,098)
Cash Flows from Investing Activities	$(19,449)	$	$(19,449)
Cash Flows from Financing Activities	$1,315,259	$	$1,315,259
Cash Flows from Financing Activities	(19,288)	$	(19,288)

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity to generally accepted accounting principles in the United States.

Use of Estimates

Preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash deposits and short term debt securities that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and notes payable.  The recorded values of these financial instruments approximate their fair values based on their short-term nature.  The recorded values of notes payable approximate their fair values, as interest approximates market rates.

Concentrations of Credit Risk

Financial instruments subject the Company to concentrations of credit risk.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of applicable government mandated insurance limits.  With respect to accounts receivable, the Company limits credit risk by performing ongoing credit evaluations.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at September 30, 2007.

Accounts Receivable

The Company provides an allowance for doubtful accounts (when necessary) equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  As of September 30, 2007 and 2006 there were no allowances for doubtful accounts.

Inventories

Inventory consists principally of component parts and supplies used to assemble lift truck vehicles. Inventories are stated at the lower of cost (determined on a first in-first out basis) or market.

Fixed Assets

Fixed assets, consisting of office furniture and equipment, demo and shop equipment along with castings and tools, are recorded at cost. The cost of developing and constructing the prototype omni-directional helicopter handling vehicle and the omni-directional lift truck vehicle is expensed as incurred. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets ranging from 3 to 7 years using the straight-line method for financial statement purposes.

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)

Intangibles

The Company incurred costs to acquire certain patent rights. These costs are capitalized and are being amortized over a period of fifteen years on a straight line basis.

In accordance with Statement of Financial Accounting Standards  No. 142, “Goodwill and Other Intangible Assets ,” the Company reviews intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires us to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. The Company performs its annual impairment test in its fiscal fourth quarter. No impairment charges related to goodwill or other intangibles were recorded in the nine months ended September 30, 2007 and 2006.

The Company continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of our intangibles, which as of September 30, 2007, consist mainly of patents and licensing agreements.  The conditions that would trigger an impairment assessment of our intangible assets include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors.

Deferred Financing Costs

Deferred financing costs represent legal, commitment; processing, consulting, and other fees associated with the issuance of the Company’s debt and any unamortized debt discount related to derivative separation from the debt instrument. Deferred financing costs are being amortized over the terms of the related debt.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No.  144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the nine month periods presented ended September 30, 2007, while impairment reserves of $2,000,000 were recorded for the nine months ended September 30, 2006.

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

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense totaled $7,028 and $5,764 for the nine months ended September 30, 2007 and 2006, respectively.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8,300,000 as of September 30, 2007, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. The net deferred tax asset as of September 30, 2007 was $1,212,741, net of the valuation allowance.

Accounting for Derivatives

The Company’s issuances of convertible debt are accompanied by other financial instruments. These financial instruments include warrants to purchase stock, and the right to convert debt to stock at specified rates (“conversion benefits.”). Pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock , the Company has identified certain embedded and freestanding derivative instruments. Generally, where the ability to physical or “net-share settle” an embedded conversion option or free standing financial instrument is not deemed to be within the control of the Company, the embedded conversion option is required to be bifurcated or separated, and both the freestanding instruments and bifurcated conversion feature are accounted for as derivative liabilities. At each reporting date, the Company estimates the fair values of all derivatives, and changes in the fair value are charged to operations.

Under EITF 00-19, warrants are considered free-standing instruments in that they are legally detachable and separately exercisable. The conversion benefits, which are embedded in these debt issues, derive value from the relationship between the stock price and debt conversion price, and are considered embedded derivatives under the provisions of SFAS 133. The fair values of both the warrants and conversion benefits are calculated using a Black-Schools Option Pricing Model, taking into consideration factors such as the underlying price of the common stock, the exercise price for warrants or the conversion price for the conversion benefit, the stock volatility, and the risk-free interest rates available for comparable time periods.

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)

Free-standing instruments (warrants), and embedded derivatives (conversion benefits) which are initially bifurcated or separated from the host financial instrument, are recorded as separate liabilities, in cases where the security holder has a right to choose to receive a “net settlement” of cash. The identification of such net settlement provisions for prior convertible debt issuances with warrants resulted in the Company concluding that such warrants should have been identified as “derivatives”, and therefore the warrant liabilities must be recorded as a separate derivative liability on the Company’s restated balance sheet, and marked to market for each subsequent reporting period with any non-cash charges or credits attributed to the revised fair value of the liability being recognized through earnings.

If the decision to settle the outstanding liability remains with the Company, the value of the warrants should be recorded in an equity account. The identification of the settlement provisions being controlled by the Company under certain debt issuances resulted in the Company determining that the warrants should be reflected in the restated Reports as components of equity, as compared to having been previously recorded as liabilities with non-cash charges and/or credits to earnings as a result of being marked to market for each period presented.  As of September 30, 2007 and 2006, the Company recognized and recorded the value of certain warrants as equity of $ 4,729,407 and $2,277,733, respectively, in the accompanying financials.

FSP No. EITF 00-19-2 specifies that the contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The Company previously adopted the provisions of FSP No. EITF 00-19-2 for the reporting period December 31, 2006, and does not estimate that any additional contingency accruals and/or disclosures would be required to be included in the Company’s restated Reports other than those items expected to be reflected in the respective amended and restated Reports.

The Company also previously sold stock units which included warrants along with common stock. In these cases, a portion of the proceeds equal to the value of the warrants is allocated to the warrants (when a net settlement provision exists for cash), with the balance allocated to the stock. In such cases, the value of the warrants are treated as liabilities, and the balance is revalued at the end of each reporting period with any change in value being recognized currently as a non-cash charge and/or credit to earnings. When a warrant classified as a liability is exercised or cancelled, the fair value of the warrant, as determined at the time of exercise or cancellation, is transferred to equity, and is no longer revalued. A similar adjustment is made for a conversion benefit classified as a liability when the debt is converted to stock, or cancelled.

For embedded and free standing derivatives valued as of September 30, 2007 and 2006, the Company has recognized in the statement of operations, revaluation income of $566,862 and $ 814,045, respectively, for the nine months ended September 30, 2007 and 2006. In addition, the Company recognized a derivative liability in the accompanying balance sheet for conversion privileges and warrants of $1,047,814 in 2007 and $640,452 in 2006.

To the extent that the initial fair values of the bifurcated and/or freestanding derivative liabilities exceed the total proceeds received, an immediate charge to the statement of loss is recognized, in order to initially record the derivative liabilities at fair value. The discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)

The estimated fair values of the embedded derivatives have been calculated based on the Black-Scholes Option Pricing Model, using the following assumptions as of September 30:
	2007	2006
Fair Value of stock	$.30	$.45
Exercise Price	$.45	$1.56
Dividend Yield	0%	0%
Risk Free Interest Rate	4.23%	4.35%
Expected Volatility	82.91%	92.72%
Expected Life-Years	3.88	3.65

Stock Based Compensation

Common Stock for Services

Because of the significant liquidity issues the Company has faced since our inception, the Company has issued common stock to third party vendors and others in order to pay for services rendered.  Such issuances are recorded as an expense in the period in which the services are performed. During the nine month period ended September 30, 2007 and 2006, the Company issued an aggregate of 586,609 and 673,373 shares, respectively, of common stock to third parties in exchange for services performed.  There were 147,059 shares of common stock of the Company issued for services in the three month period ended September 30, 2007.

Stock Options

Stock options are awarded to employees as compensation for services. Such awards have been immediately exercisable. The Company adopted SFAS 123R, “Share Based Payment” and SFAS 148, “Accounting for Stock Based Compensation - Transition and Disclosure” on January 1, 2006. No stock options were issued, cancelled or exercised in 2007. Pursuant to the requirements of SFAS 123R, the weighted average fair value of options granted during the nine months ended September 30, 2006, as determined on the dates of grant, were $.25.

Warrants

The Company has issued warrants both as part of “stock units”, and as an integral part of convertible note issues.  The value of the warrants and conversion options which are classified as liabilities are revalued each reporting period.  These values are determined by a Black Scholes Option Pricing Model, consistent with 2006).  The Company’s recording of a liability for these RPA’s will now follow the guidelines in SFAS 5, “Accounting for Contingencies.”  However, the amendment to the original EITF 00-19 will not affect the recording of derivatives as the “RPA’s” were not the sole determining factor in prior decisions about derivative classification, as is emphasized in the amended EITF. The following is a schedule of changes in warrants outstanding through the third quarter of 2007 which included the issuance of 200,000 warrants on August 26, 2007 with a five year life and an exercise price of $1.00 completed during the quarter ended September 30, 2007.  Each of these warrants is exercisable over five year periods from dates of issuance at prices ranging from $0.45-$1.56 per share.

Balance, December 31, 2006	10,383,323
Warrants Issued-February 2007
Convertible Debentures	16,595,732
Warrants Issued-Placement Agent	715,333
Warrant Issuance-August 26, 2007	200,000
Total Warrants Issued 2007-12-06	17,511,065
Balance, September 30, 2007	27,894,388

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)
Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No.  128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (SAB) No.  98, both basic and diluted loss per share (“EPS”) are presented on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all common stock equivalents arising from outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of September 30, 2007 and 2006, the Company had approximately 24,890,142 and 22,694,207 weighted average number of shares, respectively, outstanding and used in both the Basic and Diluted EPS calculation.

Segment Reporting

Management treats the operations of the Company as one single segment.

Reclassifications

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform   to the 2006 consolidated financial statement presentation.

NOTE 4- 2007 CAPITALIZATION TRANSACTIONS

2007 CONVERTIBLE NOTE FINANCING AND STOCK TRANSACTIONS

On February 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited and/or qualified institutional investors pursuant to which the Company sold an aggregate of $3,734,040 principal amount secured convertible debentures (the "February 2007 Debentures") convertible into shares of common stock, no par value ("Common Stock") at a conversion price equal to $0.45 (the "Conversion Price"). The Debentures were sold at a discount equal to the amounts of interest that will accrue at a simple rate of 8% per annum during the term of the debentures.  The amount realized was $3,219,000; this was further reduced by expenses of the sale of $396,900.  In addition, the Company issued to the investors (i) warrants to purchase 8,297,866 shares of Common Stock (the "Warrants") at an exercise price equal to $0.54 per share, which represents 100% of the number of shares issuable upon conversion of the Debentures; (ii) callable warrants to purchase 4,148,933 shares of Common Stock at an exercise price equal to $0.75 per share, which represents 50% of the number of shares issuable upon conversion of the Debentures; and (iii) callable warrants to purchase 4,148,933 shares of  Common Stock at an exercise price equal to $1.25 per share, which represents 50% of the number of shares issuable upon conversion of the Debentures (collectively, the "Callable Warrants").  In addition to the expenses of the sale, noted above, 715,333 warrants to purchase common stock were issued to the placement agent that arranged the financing.

The February 2007 Debentures mature on February 20, 2009.  The Company may,  in its discretion,  redeem the February 2007 Debentures, subject to certain equity conditions being met by the Company as set forth in the Debentures, at a price equal to 150% of the principal balance, accrued interest, and all liquidated damages, if any, thereon that are requested to be redeemed. The Company’s obligations under the Purchase Agreement, the February 2007 Debentures and the additional definitive agreements with respect to this transaction are secured by all of the assets of the Company.

The Conversion Price of the February 2007 Debentures is subject to the following adjustments for any failure by the Company to cause the Securities and Exchange Commission (the "SEC") to declare the initial registration statement covering the shares underlying the Debentures, the Warrants and the Callable Warrants effective:

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)
·
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

·
if the initial registration statement is not declared effective on or before April 20, 2008, the Conversion Price applicable to an amount of conversion shares equal to the 144 Amount shall be adjusted to equal the lesser of (i) the then Conversion Price and (ii) 80% of the average of the 3 lowest closing prices of the Common Stock during the 10 Trading Days immediately preceding April 20, 2008;

·
if the initial registration statement is not declared effective on or before July 20, 2008, the Conversion Price applicable to an amount of conversion shares equal to the 144 Amount shall be adjusted to equal the lesser of (i) the then Conversion Price and (ii) 80% of the average of the 3 lowest closing prices of the Common Stock during the 10 trading days immediately preceding July 20, 2008;

·
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

·
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

The Conversion Price of the February 2007 Debentures and the respective exercise prices of the Warrants and the Callable Warrants are subject to adjustment in certain events, including, without limitation, upon the consolidation, merger or sale of all of substantially all of the assets, a reclassification of our Common Stock, or any stock splits, combinations or dividends with respect to the Common Stock.

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

Under the Registration Rights Agreement,  the Company entered into with the investors on February 20, 2007, the Company is obligated to file a registration statement on Form SB-2 to effect the registration of 130% the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants, the Callable Warrants and the selling agent warrants (as described below) on the earlier of (i) 15 calendar days from the filing of the annual report on Form 10-KSB for the fiscal year ended December 31, 2006, or (ii) April 15, 2007 (the "Filing Date").  The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than 90 days after the Filing Date. If we do not file the registration statement by the Filing Date, or if the registration statement is not declared effective by the SEC within the deadline specified in the preceding sentence, the Company shall pay to the investors, as liquidated damages, an amount equal to 1.25% of the principal amount of the Debentures on a pro rata basis for each 30-day period of such registration default.  On May 4, 2007, the Company filed the registration statement, and as a result has an obligation for liquidated damages.

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
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

The Company claimed an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, the Investors were accredited investors and/or qualified institutional buyers, the Investors had access to information about the Company and their investment, the Investors took the securities for investment and not resale, and  the Company took appropriate measures to restrict the transfer of the securities.

OTHER 2007 CAPITALIZATION TRANSACTIONS

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

On July 1, 2007, issued 15,000 shares of common stock for Directors of the Company.

On July 7, 2007 issued 147,059 shares of common stock in lieu of $50,000 in service agreement with investor relations firm.

On August 21, 2007 and September 4, 2007, issued 100,000 and 50,000 shares of common stock, respectively, of the Company upon conversion of an aggregate of $67,500 of convertible notes related to the October 2005 convertible debt issuance. The conversion price was $.45 per share. In addition, the remaining October 2005 convertible notes due October 18, 2007, aggregating $1,325,500 plus accrued interest, was automatically extended to a new maturity date of April 18, 2008 as a result of the terms of the original agreement which states that the maturity date of the convertible notes is automatically extended if the trading value of the Common Stock of the Company is trading at a closing bid of less than $2.00 per share.

On August 26, 2007, 200,000 warrants were issued with a five year life at an exercise price of $1.00.

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)
On September 10, 2007, the Company issued 123,371 shares of its common stock in connection with the terms of the November 2004 equity issuance and the “most favored nations conversion pricing related to the February 2005 convertible note issuance. In connection with the November 2004 issuance, the Company may be obligated to issue up to an additional 1.2 million shares of common stock to shareholder’s of record who received the shares under the original November 2004 issuance, due to the reduction in the conversion price of certain convertible debt issued in February 2007.  In November 2007, 817,093 shares of common stock were issued based on the supported claims for certain shareholders.

NOTE 5- SUPPLEMENTAL CASH FLOWS INFORMATION:

There were no taxes paid during the nine month periods ended September 30, 2007 and September 30, 2006.

Interest of $ 49,483 and $ 0 was paid during the nine month periods ended September 30, 2007 and September 30, 2006, respectively.

NOTE 6- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit as of September 30, 2007 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

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

During the year ended December 31, 2006 and into 2007, we continued development of the COBRA and KING COBRA scissor lifts and the Omni-Directional power chair. We anticipate incurring more costs on these products and plan to begin production of the first COBRA and the KING COBRA models in 2007. The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue operations. However, we are in discussions with lenders to raise capital in order to continue operating. We currently do not have adequate cash to meet our short or long term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders. There can be no assurance that additional financing will be available at terms that are suitable to us.

We have incurred losses and experienced negative operating cash flows since our inception. For the twelve-month periods ended December 31, 2006 and 2005, we had net losses attributable to common shareholders of approximately $4.2 million and $15.2 million, respectively. The net loss in both periods includes expenses related to the accounting for and the write-down of the previous advances to Filco of $2.0 million and $4.7 million in 2006 and 2005, respectively.  We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenue and result in additional losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with several prospective lenders, we do not currently have commitments for these funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms.

Results of Operations for the three months ended September 30, 2007 and 2006

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

We believe that the joint cooperation between us and the United States Navy with the MP2 weapons handler contract, and our contract to design and build a customized MP2 Equipment Handling Unit for the Israeli Air Force has bolstered the potential use of our technology within the military.

Revenue

 Revenue for the three-month period ended September 30, 2007 was approximately $269,022, representing an increase of approximately $269,022 as no revenues were generated for the three-month period ended September 30, 2006.  This increase in revenue, is primarily, attributed to  revenue recorded in connection with the development of the MP2 Equipment Handling Unit for the Israeli Air Force.

Cost of Goods Sold

Our cost of goods sold for the three-month period ended September 30, 2007 amounted to approximately $204,496, an increase of the full amount as no costs were recorded for the three-month period ended September 30, 2006.  This increase in cost of goods sold is primarily attributed to continued development cost in connection with the MP2 Equipment Handling Unit for the Israeli Air Force

Operating and Administrative Expenses

Operating and administrative expenses, which include administrative salaries, depreciation and other expenses for the three month period ended September 30, 2007 totaled $957,732, which represents a decrease of approximately $1,266,701 from $2,224,433 incurred in the three month period ended September 30, 2006.  The decrease is primarily due to the $1,000,000 impairment charge incurred in the three month period in 2006, and higher G&A expenses recorded in the three months ended September 30, 2006.

Other Income (Expense)

Other Income (Expense) includes interest expense and interest income along with amortization of financing costs, and income (expenses) for revaluation and conversion benefits related to accounting for derivative financial instruments. For the three months ended September 30, 2007, total other income (expense) approximated $499,686 as compared to $432,569 for the three months ended September 30, 2006. The largest cost increases in the three month period were attributable to interest expense ($108,838) and amortization of financing costs ($294,648) offset by revaluation income of $91,267 and the fact that there were no liquidating damages incurred in  2007 (as compared to $235,612 incurred in 2006).

Loss Attributable to Common Shareholders

Loss attributable to common shareholders for the three-month period ended September 30, 2007 was $1,251,696 compared with loss of $2,460,525 for the same period in 2006.  The decrease in loss of approximately $1,208,829 for the three months ended September 30, 2007 is due primarily to no revenues being generated in 2006 along with the impairment loss costs of $1,000,000.

Results of Operations for the nine months ended September 30, 2007 and 2006

Revenue

Revenue for the nine-month period ended September 30, 2007 was approximately $523,082, representing a decrease of approximately $748,195 from revenue of $1,271,277 recorded for the nine-month period ended September 30, 2006.  This decrease in revenue is primarily attributable to the reduction in sales of our SIDEWINDER ATX-3000 partially offset by revenue recorded in connection with the development of the MP2 Equipment Handling Unit for the Israeli Air Force

Cost of Goods Sold

Our cost of goods sold for the nine-month period ended September 30, 2007 amounted to approximately $488,999, or a decrease of approximately $704,816 from $1,193,815 recorded for the nine-month period ended September 30, 2006. This decrease in cost of goods sold is primarily attributed to the reduction in sales of our SIDEWINDER ATX-3000 offset by continued development cost in connection with the MP2 Equipment Handling Unit for the Israeli Air Force

Operating and Administrative Expenses

 Operating and administrative expenses, which include administrative salaries, depreciation and other expenses for the nine-month period ended September 30, 2007 totaled $2,817,202, which represents a decrease of approximately $2,331942 from $5,149,144 incurred in the nine-month period ended September 30, 2006.  The decrease is primarily due to the $2,000,000  impairment charge and higher G&A expenses recorded in the nine months ended September 30, 2006.

Other Income (Expense)

Other Income (Expense) includes interest expense and interest income along with amortization of financing costs, and income (expenses) for revaluation and conversion benefits related to accounting for derivative financial instruments. For the nine months ended September 30, 2007, total other (expense) approximated $1,191,057 as compared a net expense of $481,641 for the nine months ended September 30, 2006. The largest cost increases in the nine month period were attributable to interest costs ($280,970), amortization of financing costs ($638,851) offset by revaluation income of $247,183, and the fact that there were no liquidating damages incurred in the nine months ended September 30, 2007 (as compared to $424,427 incurred in 2006).

Loss Attributable to Common Shareholders

Loss attributable to common shareholders for the nine month period ended September 30, 2007 was $3,681,324 compared with loss of $5,007,596 for the same period in 2006.  The decrease in loss of approximately $1,326,2732 for the nine months ended September 30, 2007 is due primarily to higher revenues and costs being generated in 2006 along with the impairment loss costs of $2,000,000.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our common stock and sales of convertible debt. During the years ended December 31, 2006 and 2005, we raised net of offering costs approximately $1.3 million and $5.9 million, respectively, from the private placement of our securities.  During February 2007, we raised approximately $3,219,000; which was further reduced by expenses of the sale of $396,900.

We have consistently demonstrated our ability to meet our cash requirements through private placements of our common stock and convertible notes. We have continued to similarly satisfy those requirements during the twelve months ended December 31, 2006 and the first nine months of 2007. However, there can be no assurances that we will be successful in raising the required capital to continue our current operating plan.

 During 2000, we were approved by the State of New Jersey for the technology tax transfer program pursuant to which we have sold our net operating losses and research and development credits as calculated under state law. For the fiscal year 2006, we recorded a credit of $437,803 from the sale of our losses and credits.

We anticipate that our cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising with production of its Omni-Directional lift truck and the start of Cobra and King Cobra (Scissors-Lift) production.

We will require additional funds to continue our operations beyond the initial production run. We anticipate that operating capital in the amount of approximately $3 to 5 million will be required during the next 12 months to sufficiently fund operations. We expect to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as we transition from the initial rate to larger-scale production. While we are in discussions with several prospective lenders, we do not currently have commitments for additional funds and there can be no assurance that additional financing will be available, or if available will be on acceptable terms. If we are unable to obtain sufficient funds during the next nine months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

As of September 30, 2007, our working capital deficit was $1,764,675 million.  Fixed assets, net of accumulated depreciation, as of September 30, 2007 and 2006, amounted to $250,946 and $283,920, respectively.  Current liabilities as of September 30, 2007 were $4,722,785 million compared with $4,479,431 as of September 30, 2006.  Current liabilities in 2007 and 2006 include liabilities for warrants and conversion rights of $1,047,814 and $640,452, respectively.

Off-Balance Sheet Arrangements.

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, results of operations, liquidity or capital expenditures.

Liquidated Damages

In connection with financings we entered into with various investors in November 2004, October 2005, and February 2007 we provided such investors registration rights.  Pursuant to those registration rights, in the event that we did not file a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities or have such registration statement effective by another date, we agreed to pay to such investors liquidated damages. On May 4, 2007, we filed such registration statement, and now are able to estimate these damages with reasonable accuracy.  Accordingly, we accrued $362,000 in the first six months of 2007 and $81,000 for the quarter ended September 30, 2007.  There is no assurance that this amount will be sufficient, nor based on the timing of declaring the current registration statement effective, in excess of the amount required.

Critical Accounting Policies

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”) suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: revenue recognition, which affects sales, inventory valuation, which affects our cost of sales and gross margin; and allowance for doubtful accounts and stock-based compensation, which affects general and administrative expenses. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Use of Estimates

Preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Financing Costs

Deferred financing costs represent legal, commitment; processing, consulting and other fees associated with the issuance of our debt and are being amortized over the terms of the related debt.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No.  144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, we evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the nine month periods presented ended September 30, 2007 and impairment reserves of $2,000,000 were recorded for the nine months ended September 30, 2006.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8,300,000 as of September 30, 2007, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. The net deferred tax asset as of September 30, 2007 was $1,212,741, net of the valuation allowance.

Accounting for Derivatives

Our issuances of convertible debt are accompanied by other financial instruments. These financial instruments include warrants to purchase stock, and the right to convert debt to stock at specified rates (“conversion benefits.”). Pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock, we have identified certain embedded and freestanding derivative instruments. Generally, where the ability to physical or “net-share settle” an embedded conversion option or free standing financial instrument is not deemed to be within our control, the embedded conversion option is required to be bifurcated or separated, and both the freestanding instruments and bifurcated conversion feature are accounted for as derivative liabilities. At each reporting date, we estimate the fair values of all derivatives, and changes in the fair value are charged to operations.

Under EITF 00-19, warrants are considered free-standing instruments in that they are legally detachable and separately exercisable. The conversion benefits, which are embedded in these debt issues, derive value from the relationship between the stock price and debt conversion price, and are considered embedded derivatives under the provisions of SFAS 133. The fair values of both the warrants and conversion benefits are calculated using a Black-Schools Option Pricing Model, taking into consideration factors such as the underlying price of the common stock, the exercise price for warrants or the conversion price for the conversion benefit, the stock volatility, and the risk-free interest rates available for comparable time periods.

 Free-standing instruments (warrants), and embedded derivatives (conversion benefits) which are initially bifurcated or separated from the host financial instrument, are recorded as separate liabilities, in cases where the security holder has a right to choose to receive a “net settlement” of cash. The identification of such net settlement provisions for prior convertible debt issuances with warrants resulted in us concluding that such warrants should have been identified as “derivatives”, and therefore the warrant liabilities must be recorded as a separate derivative liability on our restated balance sheet, and marked to market for each subsequent reporting period with any non-cash charges or credits attributed to the revised fair value of the liability being recognized through earnings.

If the decision to settle the outstanding liability remains with us, the value of the warrants should be recorded in an equity account. The identification of the settlement provisions we control under certain debt issuances resulted in us determining that the warrants should be reflected in the restated Reports as components of equity, as compared to having been previously recorded as liabilities with non-cash charges and/or credits to earnings as a result of being marked to market for each period presented.

FSP No. EITF 00-19-2 specifies that the contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. We previously adopted the provisions of FSP No. EITF 00-19-2 for the reporting period December 31, 2006, and do not estimate that any additional contingency accruals and/or disclosures would be required to be included in our restated Reports other than those items expected to be reflected in the respective amended and restated Reports.

We also previously sold stock units which included warrants along with common stock. In these cases, a portion of the proceeds equal to the value of the warrants is allocated to the warrants (when a net settlement provision exists for cash), with the balance allocated to the stock. In such cases, the value of the warrants are treated as liabilities, and the balance is revalued at the end of each reporting period with any change in value being recognized currently as a non-cash charge and/or credit to earnings. When a warrant classified as a liability is exercised or cancelled, the fair value of the warrant, as determined at the time of exercise or cancellation, is transferred to equity, and is no longer revalued. A similar adjustment is made for a conversion benefit classified as a liability when the debt is converted to stock, or cancelled.

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No.  128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (SAB) No. 98, both basic and diluted loss per share (“EPS”) are presented on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. We have excluded all common stock equivalents arising from outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of September 30, 2007 and 2006, we had approximately 25,294,876 and 20,951,187 weighted average number of shares, respectively, outstanding and used in both the Basic and Diluted EPS calculation.

Reclassifications

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2006 consolidated financial statement presentation.

Recent Accounting Pronouncement

The Financial Accounting Standards Board (FASB) has recently issued “FASB Staff Position EITF 00-19-2 which modifies the accounting treatment of derivatives that flow from financings involving embedded derivatives. This Staff Position is effective for financial statements for periods beginning January 1, 2007.  Adoption of this staff position has not caused any change in the quarter or nine month period ended September 30, 2007 in the way we account for derivatives.  We have reviewed other accounting pronouncements issued during 2006 and 2007 and have concluded that they will have no effect on our financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

This determination was due to a material weakness in our internal control over financial reporting, mainly our financial closing, review and analysis process and our ability to maintain adequate records. In conjunction with our independent registered public accounting firm and professional advisors, we conducted an analysis of our various financial instruments and agreements involving convertible debt and common stock financings accompanied by warrants, with a particular focus on the accounting treatment of derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Emerging Issues Task Force issued EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”), (collectively, the “Derivative Accounting Pronouncements”). Accordingly, certain accounting policies we previously considered to reflect what was deemed to be appropriate at the time when the financings were previously reported, have been modified by recent interpretations, including the Derivative Accounting Pronouncements.

On November 2, 2007, as a result of this analysis, we decided to restate our previously filed financial statements in the annual reports for the years ended December 31, 2004, 2005 and 2006 filed on Form 10-KSB, together with the quarterly reports on Form 10-QSB for the quarters ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, and June 30, 2007 (collectively, the “Reports”). The restatement is required to properly reflect our financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer due to the revised interpretation and implementation of the Derivative Accounting Pronouncements.

Under EITF 00-19, warrants are considered free-standing instruments in that they are legally detachable and separately exercisable. The conversion benefits, which are embedded in these debt issues, derive value from the relationship between the stock price and debt conversion price, and are considered embedded derivatives under the provisions of SFAS 133. The fair values of both the warrants and conversion benefits are calculated using a Black-Scholes Option Pricing Model, taking into consideration factors such as the underlying price of the common stock, the exercise price for warrants or the conversion price for the conversion benefit, the stock volatility, and the risk-free interest rates available for comparable time periods.

Free-standing instruments (warrants), and embedded derivatives (conversion benefits) which are initially bifurcated or separated from the host financial instrument, are recorded as separate liabilities, in cases where the security holder has a right to choose to receive a “net settlement” of cash. The identification of such net settlement provisions for prior convertible debt issuances with warrants and conversion privileges resulted in us concluding that such securities should have been identified as “derivatives”, and therefore warrant and conversion privilege liabilities must be recorded as separate derivative liability accounts on our restated balance sheet, and marked to market for each subsequent reporting period with any non-cash charges or credits attributed to the revised fair value of the liability being recognized through earnings (after the reversal of previously incorrectly recorded charges and/or credits to earnings).

If the decision to settle the outstanding liability remains with us, the value of the warrants should be recorded in an equity account. The identification of the settlement provisions being controlled by us under certain debt issuances resulted in our determining that the warrants should be reflected in the restated Reports as components of equity, as compared to having been previously recorded as liabilities with non-cash charges and/or credits to earnings as a result of being marked to market for each period presented.

FSP No. EITF 00-19-2 specifies that the contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. We previously adopted the provisions of FSP No. EITF 00-19-2 for the reporting period December 31, 2006, and do not estimate that any additional contingency accruals and/or disclosures would be required to be included in our restated Reports other than those items expected to be reflected in the respective amended and restated Reports.

We also previously sold stock units which included warrants along with common stock. In these cases, a portion of the proceeds equal to the value of the warrants is allocated to the warrants, with the balance allocated to the stock. In such cases where a net settlement provision for cash exists, the values of the warrants are treated as liabilities, and the balance is revalued at the end of each reporting period with any change in value being recognized currently as a non-cash charge and/or credit to earnings. When a warrant classified as a liability is exercised or cancelled, the fair value of the warrant, as determined at the time of exercise or cancellation, is transferred to equity, and is no longer revalued. A similar adjustment is made for a conversion benefit classified as a liability when the debt is converted to stock, or cancelled.

We believe that the issues surrounding the restatement of this report, mainly the internal controls related to the financial closing, review, and analysis process and its ability to maintain adequate records has been addressed and we have taken steps to avoid the reoccurrence of this condition by adding additional qualified staff with SEC experience in the financial reporting and analysis area. We have instituted a policy requiring the controller, at the end of each quarter, to reconcile the accounting records to the securities issuance report prepared and maintained by the corporate secretary to ensure that all issuances have been properly recorded and that appropriate adjustments to previously issued securities are recorded, if necessary. We believe that the efforts taken by new management since the end of 2006 to strengthen our internal controls will be effective in future periods.

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

We made the changes as specified above in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

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

AIRTRAX, INC.

December 7, 2007	By:	/s/ ROBERT M.WATSON
Robert M. Watson
President, Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)