Form 10KSB/A
period 2006-12-31
AIRTRAX INC
filed 2008-02-12
CIK 1081372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-KSB/A
(AMENDMENT NO. 2 )

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

The issuer’s revenues for the fiscal year ended December 31, 2006 were $1,346,913.

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of April 12, 2007 was $13,301,732.

The number of shares outstanding of the issuer’s Common Stock as of April 12, 2007 was 24,376,887 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

In conjunction with our independent registered public accounting firm and professional advisors, we conducted an analysis of our various financial instruments and agreements involving convertible debt and common stock financings accompanied by warrants, with a particular focus on the accounting treatment of derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Emerging Issues Task Force issued EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), (collectively, the “Derivative Accounting Pronouncements”). Accordingly, certain accounting policies we previously considered to reflect what was deemed to be appropriate at the time when the financings were previously reported, have been modified by recent interpretations, including the Derivative Accounting Pronouncements.

On November 2, 2007, as a result of this analysis, we noted that our previously filed financial statements in the annual reports for the years ended December 31, 2004, 2005 and 2006 filed on Form 10-KSB, together with the quarterly reports on Form 10-QSB for the quarters ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007 (collectively, the “Reports”) could no longer be relied upon.  We sent a formal letter request to the Office of the Chief Accountant (OCA) of the Security and Exchange Commission (SEC) dated December 17, 2007, petitioning the OCA to waive the requirement to file separate amended and restated Reports for the periods noted above, and instead file a comprehensive amended and restated comparative Form 10-KSB for the years ended December 31, 2006 and 2005, along with certain comprehensive financial information and disclosures for 2004, and comprehensive amended and restated comparative Form 10-QSBs for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007 along with certain comprehensive financial information and disclosures for 2005. This waiver was granted by the OCA on December 27, 2007.

This restatement is required to properly reflect our financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer due to the revised interpretation and implementation of the Derivative Accounting Pronouncements.

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

Free-standing instruments (warrants), and embedded derivatives (conversion benefits) which are initially bifurcated or separated from the host financial instrument, are recorded as separate liabilities, in cases where the security holder has a right to choose to receive a “net settlement” of cash. The identification of such net settlement provisions for prior convertible debt issuances with warrants resulted in us concluding that such securities should have been identified as “derivatives”, and therefore warrant liabilities must be recorded as separate derivative liability accounts on our restated balance sheet, and marked to market for each subsequent reporting period with any non-cash charges or credits attributed to the revised fair value of the liability being recognized through earnings (after the reversal of previously incorrectly recorded charges and/or credits to earnings).

If the decision to settle the outstanding liability remains with us, the value of the warrants should be recorded in an equity account. The identification of the settlement provisions we controlled under certain debt issuances resulted in us determining that the warrants should be reflected in the restated financial statements as components of equity, as compared to having been previously recorded as liabilities with non-cash charges and/or credits to earnings as a result of being marked to market for each period presented.

 EITF 00-19-2 specifies that the contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This EITF is effective January 1,2007 and will be adopted by the us.

We also previously sold stock units, which included warrants along with common stock. In these cases, a portion of the proceeds equal to the value of the warrants is allocated to the warrants, with the balance allocated to the stock. In such cases where a net settlement provision for cash exists, the values of the warrants are treated as liabilities, and the balance is revalued at the end of each reporting period with any change in value being recognized currently as a non-cash charge and/or credit to earnings. When a warrant classified as a liability is exercised or cancelled, the fair value of the warrant, as determined at the time of exercise or cancellation, is transferred to equity, and is no longer revalued. A similar adjustment is made for a conversion benefit classified as a liability when the debt is converted to stock, or cancelled.

For the convenience of the reader, this Form 10-KSB/A sets forth the original Form 10-KSB in its entirety. However, this Form 10-KSB/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-KSB is amended hereby. In addition, pursuant to the rules of the SEC, Item 13 of Part III to the filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

AIRTRAX, INC.

2006 FORM 10-KSB/ A ANNUAL REPORT

TABLE OF CONTENTS

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

In March 2004, we reached an agreement in principal, subject to certain closing conditions, with Fil Filipov to acquire 51% of the capital stock of Filco GmbH, a German corporation. In October 2004, Mr. Filipov and we agreed to modify our agreement in principal so as to increase the number of shares of the capital stock of Filco GmbH, which we could acquire, if we had finalized the acquisition, from 51% to 75.1%. Through December 31, 2005, we had loaned Filco GmbH an aggregate principal amount of $6,275,881 with no loans made by us in 2006, exclusive of interest at 8% per annum, pursuant to a series of secured promissory notes. Security for these loans consisted of Filco's plant machinery, equipment and other plant property, and intellectual property, including designs and drawings. We used proceeds from the private placement offerings that we completed during 2004 and 2005 to fund the Filco loans.

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

EXISTING AND PROPOSED PRODUCTS

SIDEWINDER Omni-Directional Lift Trucks. We anticipate that we will add additional models of lift trucks to the SIDEWINDER line, including a Reach truck and an Order Picker truck.

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

Components for our products consist of over the counter products and proprietary products that have been specially designed and manufactured by various suppliers in collaboration with us. We believe that continual refinements of certain components will occur during the first six months of initial KING COBRA production in response to user feedback and additional product testing. We will strive to improve product functionality, which may require additional refinements in the future. We consider the specially designed and manufactured products proprietary, and have entered into exclusive contractual agreements with certain suppliers to protect the proprietary nature of these products. These arrangements prohibit the supplier from producing the same or similar products for other companies who would want to compete directly with us in the omni-directional vehicle market. In addition, while we maintain single sources for some of the over the counter components, we are engaged in qualifying and securing agreements with second sources for all possible components

DISTRIBUTION AND PRODUCT MARKETING

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

On September 8, 2003, we entered an exclusive license agreement with Excalibur Design Services, Inc. and Nicholas Fenelli (Inventor), to secure and use certain proprietary intellectual properties known collectively as “Omni-Directional Vehicle Control Algorithms”. Mr. Fenelli is also our Chief Operating Officer.  Due to severe cash flow restrictions in 2006, we were unable to fulfill our obligations under the terms of the agreement and Excalibur rescinded the exclusivity portion of the agreement. As of December 31, 2006, no other party was granted rights to use the property. On February 19, 2007, we negotiated an amendment with Excalibur to reinstate our exclusive rights to the “Omni-Directional Vehicle Control Algorithms”. We expect to resolve all issues to the mutual benefit of the two companies during 2007.

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

Item 2.      Description of Property

We maintain our administrative offices and assembly facilities at 200 Freeway Drive, Unit One, Blackwood, NJ 08012. This facility is a total of 30,000 square feet with 3,000 square feet allocated to offices, and cost a monthly rental fee of $12,750.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Currently, we do not have a formalized equity compensation plan under which our common stock is authorized for issuance.

Unregistered Sales of Equity Securities

Following is a summary of unregistered securities issued during the fourth quarter of 2006.

●	194,000 shares of common stock were issued for professional services valued at $141,919.

●	184,000 shares of common stock were issued in connection with a settlement of a default on a convertible promissory note. These shares were valued at $93,490.

●	41,666shares of common stock were issued in exchange of a $65,000 of convertible note.

●	5,000 shares were issued as an Employee bonus valued at $3,570.

●
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

We have incurred losses and experienced negative operating cash flow since our inception. For the twelve month period ended December 31, 2006 and 2005, we had net losses attributable to common shareholders of approximately $6.2 million and $ 11.6 million, respectively. The net loss in both periods includes amortization of debt discount and financing costs of $900,000 and $2.5 million in 2006 and 2005, respectively, offset by revaluation income $1.4 million and $68,000 in 2006 and 2005, respectively, in connection with the repricing of the conversion benefits of convertible debenture issues and of warrant conversion prices. We also wrote down the advances to Filco of $4.7 million and $2 million in 2006 and 2005, respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenue and result in additional losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with several prospective lenders, we do not currently have commitments for these funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms.

Restatement

In conjunction with our independent registered public accounting firm and professional advisors, we conducted an analysis of our various financial instruments and agreements involving convertible debt and common stock financings accompanied by warrants, with a particular focus on the accounting treatment of derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Emerging Issues Task Force issued EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), (collectively, the “Derivative Accounting Pronouncements”). Accordingly, certain accounting policies we previously considered to reflect what was deemed to be appropriate at the time when the financings were previously reported, have been modified by recent interpretations, including the Derivative Accounting Pronouncements.

On November 2, 2007, as a result of this analysis, we noted that our previously filed financial statements in the annual reports for the years ended December 31, 2004, 2005 and 2006 filed on Form 10-KSB, together with the quarterly reports on Form 10-QSB for the quarters ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007 (collectively, the “Reports”) could no longer be relied upon.  We sent a formal letter request to the Office of the Chief Accountant (OCA) of the Security and Exchange Commission (SEC) dated December 17, 2007, petitioning the OCA to waive the requirement to file separate amended and restated Reports for the periods noted above, and instead file a comprehensive amended and restated comparative Form 10-KSB for the years ended December 31, 2006 and 2005, along with certain comprehensive financial information and disclosures for 2004, and comprehensive amended and restated comparative Form 10-QSBs for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007 along with certain comprehensive financial information and disclosures for 2005. This waiver was granted by the OCA on December 27, 2007.

This restatement is required to properly reflect our financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer due to the revised interpretation and implementation of the Derivative Accounting Pronouncements.

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

Operating and Administrative Expenses

Operating and administrative expenses which include administrative salaries, depreciation and other expenses for the twelve month period ended December 31, 2006 totaled $5.9 million which represents a decrease of approximately $3.5 million from $9.4 million incurred in the twelve month period ended December 31, 2005. The decrease is primarily due to recording of stock option expenses of $1.1 million in 2005, compared to $76,000 in 2006, partially offset by additional expenses relating to the increase in production of our SIDEWINDER ATX-3000 and Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Operating expenses also include a $2.0 million impairment charge for the Filco advances which were completely written off in 2006, compared to the $4.7 million charged in 2005.

Other Income and Expense

Other income and expenses, net, for the twelve month period ended December 31, 2006 totaled ($225,000) which includes amortization charges for deferred financing fees ($251,000), amortized discounts against certain debt issuances in connection with conversion privileges ($649,000), liquidated damages for settlement of debt covenants ($214,000) and settlement expenses in connection with debt issuances ($290,000), offset by an increase in revaluation income of $1.4 million for warrant and conversion privileges being revalued at the end of the reporting period. During the twelve month period ended December 31, 2005, we recorded other income and expenses of ($2.8 million) which included charges for deferred financing fees ($773,000), amortized discounts against certain debt issuances in connection with conversion privileges ($1..8 million), and settlement expenses of ($281,000), partially offset by revaluation income of $68,000.

Loss Attributable to Common Shareholders

Loss attributable to common shareholders for the twelve months ended December 31, 2006 was approximately $(6.2) million compared with a loss of $(11.6) million for the same period in 2005. The decrease is in part to the recording of stock option expenses of approximately $1.1 million in 2005, compared with $76,000 in the current period, and other income and expenses (net) in the twelve months ended December 31, 2005 of approximately $2.8 million compared with $225,000 in 2006. Additionally, we recorded revaluation income of $1.4 million in 2006 compared with $68,000 in 2005 in connection with the repricing of warrant and conversion privileges of convertible debenture issues and of warrant conversion prices. We also wrote down the remaining Filco advance of $2.0 million during 2006, compared with an impairment of $4.7 million in 2005, along with approximately $300,000 of deemed dividend expense in each year.

Research and Development

We incurred $519,134 and $544,933 in research and development expenses during the year ended December 31, 2006 and 2005, respectively. Research and development activities during fiscal 2005 primarily involved continued testing and evaluation of omni-directional components and preparing these components for production in 2005. Our wheel design was changed from the "concept" to "production" phase. This was and is an ongoing process between our Company and a vendor’s engineers to insure manufacturability. The motors and controllers were designed and/or changed in design in order to meet ANSI (American National Standards Institute) and UL (Underwriters Laboratories) testing requirements. Danaher and we revised the algorithms used in the motor controllers as well the microprocessor that runs the machines. Research and development activities also included further changes to existing designs and new designs that were patented or for those patents with pending applications. Portions of the costs we incurred due to testing and research and development were charged to the US Navy contract as provided therein.

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

As of December 31, 2006, our working capital deficit was $1,225,143. Fixed assets, net of accumulated depreciation were $283,920, and total assets, as of December 31, 2006, were $3,017,404. Current liabilities as of December 31, 2006 were $3,676,558 compared with total liabilities of $4,208,100.

As of December 31, 2005, our working capital was $299,940. Fixed assets, net of accumulated depreciation was $190,893, and total assets, as of December 31, 2005 were $5,489,101. Current liabilities as of December 31, 2005 were $2,959,663 compared with total liabilities of $4,298,188.

As of January 1, 2005, our working capital deficit was $572,184. Fixed assets, net of accumulated depreciation were $93,587, and total assets, as of December 31, 2005 were $4,600,023. Current and total liabilities as of December 31, 2004 were $2,291,153.

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

The debentures mature on February 20, 2009. We may in our discretion redeem the debentures, subject to certain equity conditions being met by us as set forth in the debentures, at a price equal to 150% of the principal balance, accrued interest, and all liquidated damages, if any, thereon that are requested to be redeemed. Our obligations under the securities purchase agreement, the debentures and the additional definitive agreements with respect to this transaction are secured by all of our assets. In addition, our wholly owned subsidiaries, Airtrax Financial Services LLC and Airtrax Manufacturing Corp., which are non-operating entities,  are guaranteeing the satisfaction of our obligations under the Securities Purchase Agreement , the debentures and the additional definitive agreements with respect to this transaction.

Off-Balance Sheet Arrangements

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

During 2006, we issued  to the investors in the November 2004 financing, an aggregate principal amount of $198,248  in our 4% Unsecured Convertible Debentures and 5 year warrants to purchase an aggregate of 72,201 shares of our common stock in exchange for the settlement of $244,632 in accrued liquidated damages through June 30, 2006. The debentures mature on March 1, 2008, and September 30, 2008, respectively, pay simple interest at a rate of 4% per annum and are convertible into shares of our common stock at a price equal to $ 1.56 per share. The warrants are exercisable into shares of our common stock at a price equal to $ 1.75 per share. In addition, the investors agreed to forego any future accrual and payment of such liquidated damages.

In July 2006 we issued 2% Unsecured Convertible Debentures to the investors in the October 2005 financing, aggregating $359,549 and Stock Purchase Warrants to acquire 110,808 shares of our common stock at $ 1.56 per share, in full settlement of liquidated damages resulting from our not filing a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities. The conversion price of the shares underlying the note was $ 1.75 .  In addition, the investors agreed to forego any future accrual and payment of such liquidated damages.

Critical Accounting Policies and Estimates

Intangibles

We incurred costs to acquire certain patent rights. These costs are capitalized and are being amortized over a period of fifteen years on a straight line basis.

We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of our intangibles, which as of December 31, 2006, consisted mainly of patents and licensing agreements. The conditions that would trigger an impairment assessment of our intangible assets include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors.

Deferred Financing Costs

Deferred financing costs represent legal, commitment; processing, consulting, and other fees associated with the issuance of our debt. Deferred financing costs are being amortized over the term of the related debt.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. Impairment charges of $2,000,000 were recorded for the year ended December 31, 2006, while impairment charges of $4,700,839 were recorded for the year ended December 31, 2005 related to the write down of the Filco advances .

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment, and where the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

Revenue from services is recognized when the service is performed, and where the following criteria are met: persuasive evidence of an arrangement exists; the contract price is fixed or determinable; and collectability is reasonably assured. Revenue from research and development activities relating to firm fixed-price contracts is generally recognized as billing occurs. Revenue from research and development activities relating to cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis. Billing is based on subjective cost investment factors.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If there is not persuasive evidence that recovery will occur, we would establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, the value of the benefit of the tax deferral is reduced or eliminated.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8,257,629 as of December 31, 2006, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. The net deferred tax asset as of December 31, 2006 was $ 919,889, net of the valuation allowance.
Accounting for Derivatives

Our issuances of convertible debt were accompanied by other financial instruments. These financial instruments include warrants to purchase stock, and the right to convert debt to stock at specified rates (“conversion benefits”). Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock (EITF 00-19), we have identified certain embedded and freestanding derivative instruments. Generally, where the ability to physical or “net-share” settle an embedded conversion option or free standing financial instrument is not deemed to be within our control, the embedded conversion option is required to be bifurcated or separated, and both the freestanding instruments and bifurcated conversion feature are accounted for as derivative liabilities. At each reporting date, we estimate the fair values of all derivatives, and changes in the fair value are reported in the statement of operations.

Under EITF 00-19, warrants are considered free-standing instruments in that they are legally detachable and separately exercisable. The conversion benefits, which are embedded in these debt issues, derive value from the relationship between the stock price and debt conversion price, and are considered embedded derivatives under the provisions of SFAS 133. The fair values of both the warrants and conversion benefits are calculated using a Black -Scholes Model, taking into consideration factors such as the underlying price of the common stock, the exercise price for warrants or the conversion price for the conversion benefit, the stock volatility, and the risk-free interest rates available for comparable time periods.

Free-standing instruments (warrants), and embedded derivatives (conversion benefits) which are initially bifurcated or separated from the host financial instrument, are recorded as separate liabilities, in cases where the security holder has a right to choose to receive a “net settlement” of cash. The identification of such net settlement provisions in one such prior convertible debt issuance with warrants resulted in us concluding that such warrants should have been identified as “derivatives”. Therefore, the warrant liability related to this issuance must be recorded as a derivative liability on our restated balance sheet, and marked to market for each subsequent reporting period with any non-cash charges or credits attributed to the revised fair value of the liability being recognized through the statement of operations.

If the decision to settle an outstanding liability remains with us, the value of the warrants is recorded in an equity account. The identification of settlement provisions being controlled by us under certain debt issuances resulted in us determining that the securities should be reflected in the restated financial statements as components of equity, as compared to having been previously recorded as liabilities with non-cash charges and/or credits to operations as a result of being marked to market for each period presented. As of December 31, 2006 and 2005, we recognized and recorded the value of certain warrants as equity of $2,315,935 and $2,051,118, respectively, in the accompanying financials.

EITF 00-19-2 specifies that the contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement, or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. We adopted the provisions of EITF 00-19-2 for the reporting period beginning January 1, 2007.

We also previously sold stock units which included warrants along with common stock. In these cases, a portion of the proceeds equal to the value of the warrants is allocated to the warrants with the balance allocated to the stock. In such cases, the values of the warrants are treated as liabilities or equity, depending on whether the issuance documents contain “net cash settlement” provisions. For those warrants that are treated as liabilities, the liabilities are revalued at the end of each reporting period with any change in value being recognized currently as a non-cash charge and/or credit to operations. When a warrant classified as a liability is exercised or canceled, the fair value of the warrant, as determined at the time of exercise or cancellation, is transferred to equity and is no longer revalued. A similar adjustment is made for a conversion benefit classified as a liability when the debt is converted to stock, or canceled.

For embedded and free standing derivatives valued as of December 31, 2006 and 2005, we have recognized in the statement of operations, revaluation income of $1,412,143 and $68,481, respectively, for the years ended December 31, 2006 and 2005. In addition, we recognized a derivative liability in the accompanying balance sheet for conversion benefits and warrants of $236,144 in 2006 and $1,620,683 in 2005.

To the extent that the initial fair values of the bifurcated and/or freestanding derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized for the excess. The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt.

Stock Based Compensation

Common Stock for Services

Because of the significant liquidity issues we have faced since our inception, we have issued common stock to third party vendors and others in return for product, services, and as dividends on the preferred stock. These issuances are assigned values equal to the value of the common stock on the earlier of the dates of issuance or the date on which a commitment is made to provide compensation in the form of equity securities, whichever date is earlier. Such issuances are recorded as expenses in the periods in which the stock is issued, unless the right to the stock has not fully vested, in which case the expense is recorded in the periods of vesting. During the years ended December 31, 2006 and 2005, we issued an aggregate of 871,257 and 330,895 shares, respectively, of common stock representing a value of services of $1,197,826 and $836,500, respectively, to third parties in exchange for services performed.

Warrants

We have issued warrants both as part of “stock units”, and as an integral part of convertible note issues. The value of the warrants and conversion options which are classified as liabilities are revalued each reporting period. These values are determined by a Black-Scholes Model. Most of these issuances contain Registration Payment Arrangements (RPAs), which impose liquidated damages under certain circumstances. EITF 00-19-2 specifies the accounting treatment for derivatives that contain RPA’s and provides guidance on accounting for potential obligations of the RPA’s. The accounting treatment of derivatives will not change as a result of EITF 00-19-2 as the “RPAs” were not the sole determining factor in prior decisions about derivative classification. Each of these warrants is exercisable over five year periods from dates of issuance at prices ranging from $0.45-$1.56 per share.   See Note 4 - Capitalization for additional information.

Recent Accounting Pronouncement

The Financial Accounting Standards Board (FASB) has recently issued FASB Staff Position EITF 00-19-2 which modifies the accounting treatment of derivatives that flow from financings involving embedded derivatives. This Staff Position is effective for financial statements for periods beginning January 1, 2007. Management believes that this will cause some change in the way we account for derivatives. Management is evaluating this position and has not made a determination as to the effective it will have on our financial statements.

The Company has reviewed other accounting pronouncements issued during 2006, and has concluded that they will have no effect on our financials statements.

RISK FACTORS

In addition to other information contained in this Form 10-KSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE MAY NEVER BECOME PROFITABLE AND CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE OUR INCEPTION.

We may never become profitable because we have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2006 and 2005, we had a net loss attributable to common stockholders of approximately $ 6.2 million and $ 11.7 million, respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We anticipate that our cash requirements to fund operating or investing cash requirements over the next 12 months will be greater than our current cash on hand. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. We do not currently have commitments for additional funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next 12 months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

Our ability to successfully conduct our business affairs will be dependent upon the capabilities and business acumen of current management including Robert Watson, our President and Chief Executive Officer. We have entered into an employment agreement with Mr. Watson; however, we do not maintain key man life insurance with respect to Mr. Watson. Accordingly, shareholders must be willing to entrust all aspects of our business affairs to our current management. Further, the loss of any one of our management team could have a material adverse impact on our continued operation.

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

We had 24,376,887 shares of common stock outstanding as of April 12, 2007, and we had convertible notes which require the issuance of 5,336,740 additional shares of common stock pursuant to our May and October 2005 private placements and  July 2006  note issuances, in which the conversion price has been adjusted resulting from the February 20, 2007 issuance of $3,734,040 Secured Convertible Promissory Notes, convertible into 8,297,867 additional shares of common stock at $0.45 per common share. Additionally, warrants which require the issuance of 10,494,131 additional shares of common stock pursuant to our November 2004, and February, May, and October 2005 private placements and 2006 note issuances. Further, we issued 16,959,726 warrants in connection with the February 20, 2007 issuance of $3,734,040 Secured Convertible Promissory Notes. Further, we often issue common stock and warrants in exchange for fees and services at a discount to the market price of our common stock at the time of such issuance. This results in a large number of shares, which have been issued, a large number of shares underlying our warrants and other convertible securities that are or may be available for future sale, and may create an overhang of securities for sale. The sale of these shares which were or will be issued upon exercise or conversion of our securities at a discount to the market price of our common stock at the time of issuance may depress the market price of our common stock and is dilutive to shareholder value.

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

We have audited the accompanying balance sheet of Airtrax, Inc. (the "Company") as of December 31, 2006 and 2005 (both as restated) and the related statements of operations, changes in stock holders' deficiency and cash flows for the two years ended December 31, 2006 and 2005 (both as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Airtrax, Inc. as of December 31, 2006 and 2005   (both as restated), and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 (both as restated) in accordance with U.S. generally accepted accounting principles.

As detailed in Note 2 to the financial statements, factors were discovered which caused restatements of the financial statements for the years ended December 31, 2005 and December 31, 2006, and for the restatement of the stockholders’ equity section of the balance sheet as of January 1, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at December 31, 2006, the Company had a working capital deficiency of $ 1.2 million as well as an accumulated deficit of $ 26.4 million. In addition, the Company has had a continuing record of losses. These factors among other things discussed in the notes to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey, Certified Public Accountant
February 9, 2008
Wayne, New Jersey

AIRTRAX, INC.
Balance Sheets
December 31, 2006 and 2005
(Restated)

	2006	2005
ASSETS
Current Assets
Cash	$327,737	$19,288
Accounts receivable	50,704	94,357
Inventory	1,049,457	2,005,139
Vendor advance s	103,628	163,517
Deferred tax asset	919,889	977,302
Total current assets	2,451,415	3,259,603

Fixed Assets	623,136	492,779
Less: accumulated depreciation	(339,216)	(301,886)
Net fixed assets	283,920	190,893
Other Assets
Advances to Filco GmBH	-	2,000,000
Patents – net	148,151	154,263
Deferred financing costs and other	133,918	337, 856
Total other assets	282,069	2,492,119
TOTAL ASSETS	$3,017,404	$5,942,615

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$1,097,361	$885,463
Accrued liabilities	437,140	266,556
Shareholder loans payable	75,713	186,961
Current portion-convertible debt, net of discount	1,830,200	-
Derivative liability-warrants and conversion privileges	236,144	1,620,683

Total current liabilities	3,676,558	2,959,663

Long Term Convertible Debt, net of discount	531,542	1,338,525
	-	-
TOTAL LIABILITIES	4,208,100	4,298,188

Stockholders’ Deficiency
Preferred stock – authorized; 5,000,000 shares, no par value, 275,000 issued and outstanding	12,950	12,950
Common stock – authorized, 100,000,000 shares; no par value, issued and outstanding – 24,260,352 and 21,939,360, respectively	21,520,559	18,426,605
Paid in capital – options	1,407,299	1330948
Paid in capital – warrants	2,315,935	2,051,118
Accumulated deficit	(26,447,439)	(20,177,194)
Total stockholders’ deficiency	(1,190,696)	1,644,427

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,017,404	$5,942,615

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
Statements of Operations
For the Years Ended December 31, 2006 and 2005
(Restated)

	2006	2005

Revenues	$1,346,913	$718,842
Cost of sales	1,470,542	729,080
Gross profit	(123,629)	(10,238)

Operating and administrative expenses
General and Administrative costs	3,943,632	4,677,340
Impairment of Filco advances	2,000,000	4,700,839

Total Operating Expenses	5,943,632	9,378,179

Operating loss	(6,067,261)	(9,388,417)

Other income/expense , net
Interest expense	(230,149)	(90,597)
Revaluation income	1,412,143	68,481
Amortization of financing costs	(251,438)	(773,673)
Amortization of debt discount	(648,440)	(1,757,386)
Liquidated damages	(214,247)	-
Settlement expenses	(290,801)	(281,281)
Other income	(2,255)	31,741
Other income/expense , net	(225,187)	(2,802,715)

Net loss before taxes	(6,292,448)	(12,191,132)

Income tax benefit (State): Current	437,803	867,413

Net loss before dividends	(5,854,645)	(11,323,719)

Deemed dividends on preferred stock	303,100	274,978

Net loss attributable to common stockholders	(6,157,745)	(11,598,697)

Preferred stock dividends paid	(112,500)	(51,563)

Deficit attributable to common stockholders	$(6,270,245)	$(11,650,260)

	-	-
Net loss per share - basic and diluted

Loss attributable to common stockholders	$(6,157,745)	$(11,598,697)

Adjustment for preferred stock dividends accumulated	(68,750)	(68,750)

Net loss attributable to common stockholders	$(6,226,495)	$(11,667,447)

Net loss per share - basic and diluted	$(0.27)	$(0.56)

Weighted average shares outstanding	23,055,578	20,951,187

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
Statements of Changes in Stock holders’ Deficiency
For the Years Ended December 31, 2006 and 2005
(Restated)

	Common Shares	Common Amount	Preferred Shares	Preferred Amount	Paid in Capital Warrants	Paid in Capital Options	Accumulated Deficit	Total

Balance at January 1, 2005 (RESTATED)	15,089,342	9,368,534	275,000	12,950	1,454,320	-	(8,526,934)	2,308,870

Shares issued in private placement	68,750	55,000	-	-	-	-	-	55,000
Warrants issued with convertible debt	-	-	-	-	777,798	-	-	777,798
Warrants exercised	593,000	718,486	-	-	-	-	-	718,486
Options issued	-	-	-	-	-	1,330,948	-	1,330,948
Options exercised	45,000	19,619	-	-	-	-	-	19,619
Shares issued for services	291,695	735,387	-	-	-	-	-	735,387
Employee stock awards	20,000	48,000	-	-	-	-	-	48,000
Shares issued in lieu of rent	19,200	48,000	-	-	-	-	-	48,000
Issuance of shares sold in prior year	1,749,827	1,401,172	-	-	-	-	-	1,401,172
Shares issued in settlement of interest	28,453	66,295	-	-	-	-	-	66,295
Reclass liability on exercise of warrants	-	181,000	-	-	(181,000)	-	-	-
Conversion of convertible debt	3,846,154	5,000,000	-	-	-	-	-	5,000,000
Shares issued for Filco investment	187,939	458,571	-	-	-	-		458,571
Dividends on preferred stock	-	-	-	-	-	-	(51,563)	(51,563)
Restatement of preferred stock dividend	-	326,541	-	-	-	-	-	326,541
Net Loss	-		-	-	-	-	(11,598,697)	(11,598,697)

Balance at December 31, 2005 (RESTATED)	21,939,360	$18,426,605	275,000	12,950	$2,051,118	$1,330,948	$(20,177,194)	$1,644,427

Warrants issued with convertible debt		-	-	-	264,817	-	-	264,817
Employee stock awards	75,000	115,470	-	-	-	-	-	115,470
Shares issued for services	651,257	859,856	-	-	-	-	-	859,856
Shares issued to directors	145,000	222,500	-	-	-	-	-	222,500
Shares issued in settlement of interest	49,081	66,516	-	-	-	-	-	66,516
Shares issued in settlement of Note default	184,000	93,490	-	-	-	-	-	93,490
Conversion of convertible debt	761,952	1,138,012	-	-	-	-	-	1,138,012
Options issued		-	-	-	-	76,351	-	76,351
Shares issued for preferred dividend	-	-	-	-	-	-	-	-
Shares issued for cash	35,723	65,500	-	-	-	-	-	65,500
Proceeds from warrant extensions		117,000				-	-	117,000
Dividends on preferred stock	418,979	415,610	-	-	-	-	(112,500)	303,110
Net Loss	-	-	-	-	-	-	(6,157,745)	(6,157,745)

Balance at December 31, 2006 (RESTATED)	24,260,352	21,520,559	275,000	12,950	2,315,935	1,407,299	(26,447,439)	(1,190,696)

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
Statements of Cash Flows
For the Years Ended December 31, 2006 and December 31, 2005
(Restated)

	2006	2005

Net loss	$(6,157,745)	$(11,598,697)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	69,019	59,500
Amortization of debt financing fees	251,438	773,673
Amortization of debt discounts	648,440	1,757,386
Impairment of Filco advances	2,000,000	4,700,839
Common stock issued in settlement of liabilities	93,490	149,589
Equity securities issued for services	1,274,177	1,918,750
Expense of settling liquidated damages	183,572	-
Deemed dividend on preferred stock	303,100	274,978
Increase in accrual of deferred tax benefit	7,413	(752,888)
Revaluation of liabilities for warrants and conversion privileges	(1,412,143)	(68,481)
Common stock issued to settle Interest liability	66,464	-
Interest accrual on shareholder loan & other	7,136	4,015

Changes in assets liabilities
Increase in accounts receivable	43,653	(94,357)
Increase in vendor advances	59,889	(111,500)
(Decrease) increase in accounts payable	211,898	490,504
Increase in inventory	955,682	(1,295,858)
Increase (decrease) in accrued liabilities	524,984	90,672

Net cash used in operating activities	(869,533)	(3,701,875)

Acquisition of equipment	(151,577)	(150,806)
Additions to patent cost	(6,800)	(42,861)
Advances to Filco GmbH	-	(3,605,881)
	(158,377)	(3,799,548)

Proceeds from convertible debt	1,219,800	4,277,500
Proceeds from the sale of common stock	65,500	55,000
Proceeds from convertible loans	-	1,659,138
Proceeds from warrant exercises & extensions	117,000	718,486
Proceeds from exercise of options	-	19,619
Preferred stock dividends paid in cash	-	-
Proceeds from notes payable to related parties	35,000	151,493
Payment of notes payable to related parties	(100,941)	(2,002)
Net cash provided by financing activities	1,336,359	6,879,234

Net increase (decrease) in cash	308,449	(622,189)
	19,288	641,477
	$327,737	$19,288

The accompanying notes are an integral part of these financial statements.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited financial statements have been prepared on the accrual basis of accounting in conformity to generally accepted accounting principles in the United States.

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

Development Stage Accounting

In prior periods the Company was a development stage company, as defined in Statement of Financial Accounting Standards No. 7 (SFAS 7). The Company became an operational company in 2005.

The Company has incurred losses since its inception. Until the end of 2004, these losses were financed by private placements of equity securities. During 2005 and 2006, the Company obtained financing almost exclusively from the issuance of convertible debentures. The Company will need to raise additional capital through the issuance of debt or equity securities to continue to fund operations.

Cash and Cash Equivalents

The Company considers cash deposits and short term debt securities that can be redeemed on demand and investments that have original maturities of less than three months to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and notes payable, and the related security issuances.  The recorded values of these financial instruments approximate their fair values based on their short-term nature.  The recorded values of notes payable approximate their fair values, as interest approximates market rates.

Concentrations of Credit Risk

Financial instruments subject the Company to concentrations of credit risk.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of applicable government mandated insurance limits.  With respect to accounts receivable, the Company limits credit risk by performing ongoing credit evaluations.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2006.

Accounts Receivable

The Company provides an allowance for doubtful accounts (when necessary) equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  As of December 31, 2006 and 2005, there were no allowances for doubtful accounts.

Inventories

Inventory consists principally of component parts and supplies used to assemble lift truck vehicles. Inventories are stated at the lower of cost (determined on a first in-first out basis) or market.

Fixed Assets

Fixed assets, consisting of office furniture and equipment, demo and shop equipment along with castings and tools, are recorded at cost. The cost of developing and constructing the prototype omni-directional helicopter handling vehicle and the omni-directional lift truck vehicle is expensed as incurred. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets ranging from 5 to 7 years using the straight-line method for financial statement purposes.

Intangibles

The Company incurred costs to acquire certain patent rights. These costs are capitalized and are being amortized over a period of fifteen years on a straight line basis.

In accordance with Statement of Financial Accounting Standards  No. 142, “Goodwill and Other Intangible Assets,” the Company reviews intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires the Company to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. The Company performs its annual impairment test in its fiscal fourth quarter. No impairment charges related to goodwill or other intangibles were recorded in the years ended December 31, 2006 and 2005.

The Company continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of our intangibles, which as of December 31, 2006, consist mainly of patents and licensing agreements.  The conditions that would trigger an impairment assessment of our intangible assets include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors.

Deferred Financing Costs

Deferred financing costs represent legal, commitment; processing, consulting, and other fees associated with the issuance of the Company’s debt.  Deferred financing costs are being amortized over the term of the related debt.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. Impairment charges of $2,000,000 were recorded for the year ended December 31, 2006, while impairment charges of $4,700,839 were recorded for the year ended December 31, 2005 related to the write down of the Filco advances.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. The Company obtains written purchase authorizations from customers for a specified amount of product at a specified price and considers delivery to have occurred at the time of shipment. Revenue is recognized at shipment, and where the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

Revenue from services is recognized when the service is performed, and where the following criteria are met: persuasive evidence of an arrangement exists; the contract price is fixed or determinable; and collectability is reasonably assured. Revenue from research and development activities relating to firm fixed-price contracts is generally recognized as billing occurs. Revenue from research and development activities relating to cost-plus-fee contracts include costs incurred plus a portion of estimated fees or profits based on the relationship of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and an allocation of allowable indirect costs as defined by each contract, as periodically adjusted to reflect revised agreed upon rates. These rates are subject to audit by the other party. Amounts can be billed on a bi-monthly basis. Billing is based on subjective cost investment factors.

Advertising Costs

Advertising costs are expensed as incurred.  There were no advertising costs incurred during 2006 and 2005.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If there is not persuasive evidence that recovery will occur, we would establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, the value of the benefit of the tax deferral is reduced or eliminated.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8,257,629 as of December 31, 2006, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. The net deferred tax asset as of December 31, 2006 was $ 919,889, net of the valuation allowance.

Accounting for Derivatives

The Company’s issuances of convertible debt are accompanied by other financial instruments. These financial instruments include warrants to purchase stock, and the right to convert debt to stock at specified rates (“conversion benefits.”). Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock (EITF 00-19),  the Company has identified certain embedded and freestanding derivative instruments. Generally, where the ability to physical or “net-share” settle an embedded conversion option or free standing financial instrument is not deemed to be within the control of the Company, the embedded conversion option is required to be bifurcated or separated, and both the freestanding instruments and bifurcated conversion feature are accounted for as derivative liabilities. At each reporting date, the Company estimates the fair values of all derivatives, and changes in the fair value are reported in the statement of operations.

Under EITF 00-19, warrants are considered free-standing instruments in that they are legally detachable and separately exercisable. The conversion benefits, which are embedded in these debt issues, derive value from the relationship between the stock price and debt conversion price, and are considered embedded derivatives under the provisions of SFAS 133. The fair values of both the warrants and conversion benefits are calculated using a Black Scholes Model, taking into consideration factors such as the underlying price of the common stock, the exercise price for warrants or the conversion price for the conversion benefit, the stock volatility, and the risk-free interest rates available for comparable time periods.

Free-standing instruments (warrants), and embedded derivatives (conversion benefits) which are initially bifurcated or separated from the host financial instrument, are recorded as separate liabilities, in cases where the security holder has a right to choose to receive a “net settlement” of cash. The identification of such net settlement provisions in one such prior convertible debt issuance with warrants resulted in the Company concluding that such warrants should have been identified as “derivatives”.  Therefore, the warrant liability related to this issuance must be recorded as a derivative liability on the Company’s restated balance sheet, and marked to market for each subsequent reporting period with any non-cash charges or credits attributed to the revised fair value of the liability being recognized through the statement of operations.

If the decision to settle an outstanding liability remains with the Company, the value of the warrants is recorded in an equity account. The identification of settlement provisions being controlled by the Company under certain debt issuances resulted in the Company determining that the securities should be reflected in the restated financial statements as components of equity, as compared to having been previously recorded as liabilities with non-cash charges and/or credits to operations as a result of being marked to market for each period presented.  As of December 31, 2006 and 2005, the Company recognized and recorded the value of certain warrants as equity of $2,315,935 and $2,051,118, respectively, in the accompanying financials.

EITF 00-19-2 specifies that the contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement, or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5).  EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The Company adopted the provisions of EITF 00-19-2 for the reporting period beginning January 1, 2007..

The Company also previously sold stock units which included warrants along with common stock. In these cases, a portion of the proceeds equal to the value of the warrants is allocated to the warrants with the balance allocated to the stock. In such cases, the values of the warrants are treated as liabilities or equity, depending on whether the issuance documents contain “net cash settlement” provisions.  For those warrants that are treated as liabilities, the liabilities are revalued at the end of each reporting period with any change in value being recognized currently as a non-cash charge and/or credit to operations. When a warrant classified as a liability is exercised or canceled, the fair value of the warrant, as determined at the time of exercise or cancellation, is transferred to equity and is no longer revalued. A similar adjustment is made for a conversion benefit classified as a liability when the debt is converted to stock, or canceled.

For embedded and free standing derivatives valued as of  December 31, 2006 and 2005, the Company has recognized in the statement of operations, revaluation income <expense>  of $ 1,412,143 and  $  68,481, respectively, for the years ended December 31, 2006 and 2005. In addition, the Company recognized a derivative liability in the accompanying balance sheet for conversion benefits and warrants of $236,144 in 2006 and $1,620,683 in 2005.

To the extent that the initial fair values of the bifurcated and/or freestanding derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized for the excess. The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt.

The estimated fair values of derivatives have been calculated based on the Black-Scholes Model, using the following assumptions as of December 31:

	2006	2005
Fair Value of stock	$.0.47	$2.30
Exercise Price	$1.56-$1.65	$1.30-$2.00
Dividend Yield	None	None
Risk Free Interest Rate	4.63%-5.10%	3.76%-4.10%
Expected Volatility	89.25%-91.23%	88.13%-92.72%
Expected Life-Years	2.5-3.5	.7-2.1

Stock Based Compensation

Common Stock for Services

Because of the significant liquidity issues the Company has faced since our inception, the Company has issued common stock to third party vendors and others in return for product, services, and as dividends on the preferred stock. These issuances are assigned values equal to the value of the common stock on the earlier of the dates of issuance, or the dates on which a commitment is made to provide compensation in the form of equity securities, whichever date is earlier. Such issuances are recorded as expenses in the periods in which the stock is issued, unless the right to the stock has not fully vested, in which case the expense is recorded in the periods of vesting.  During the years ended December 31, 2006 and 2005, the Company issued an aggregate of 871,257 and 330,895 shares, respectively, of common stock representing a value of services of $1,197,826 and $ 836,500, respectively, to third parties in exchange for services performed.

Stock Options

Stock options are awarded to employees as compensation for services. Such awards have been immediately exercisable. The Company adopted SFAS 123R, “Share Based Payment” (SFAS 123R), and SFAS 148, “Accounting for Stock Based Compensation - Transition and Disclosure” (SFAS 148) on January 1, 2006. Prior to 2006, these awards were accounted for under the intrinsic method as permitted by Accounting Principles Board Opinion No.  25. Since the time of adopting SFAS 123R, the option awards have been valued at their grant-date fair value as determined through the use of the Black Scholes Model.

The following presents information ($000 omitted) about the net loss and loss per share of the year 2005, as if the Company had applied the provisions of SFAS 123R and 148 to all options granted during the year 2005.

Net loss as reported	$(15,210)
Less: Stock-based employee compensation
determined under the Intrinsic Method	1,082
Add: Stock bases compensation determined
under the Fair Value Method	(1,105)
Pro forma net loss	$(15,233)
Loss per share:
Basic and diluted as reported	$(.73)
Basic and diluted-pro forma	$(.73)

Pursuant to the requirements of SFAS 123R, the weighted average fair value of options granted during 2006 and 2005, as determined on the dates of grant, were $ .25 and $1.37, respectively. The fair values were determined using a Black Scholes Model, based on the following major assumptions:

	2006	2005

Volatility	89.88%	91.10%
Risk-free interest rate	4.25%	3.71%

Expected Life – years	3.33	4.52

Warrants

The Company has issued warrants both as part of “stock units”, and as an integral part of convertible note issues.  The value of the warrants and conversion options which are classified as liabilities are revalued each reporting period.  These values are determined by a Black Scholes Model.  Most of these issuances contain Registration Payment Arrangements (RPAs), which impose liquidated damages under certain circumstances.  EITF 00-19-2 specifies the accounting treatment for derivatives that contain RPA’s and provides guidance on accounting for potential obligations of the PRA’s.  The accounting treatment of derivatives will not change as a result of EITF 00-19-2 as the “RPAs” were not the sole determining factor in prior decisions about derivative classification. The following is a schedule of changes in warrants outstanding through December 31, 2006.  Each of these warrants is exercisable over five year periods from dates of issuance at prices ranging from $0.45-$1.56 per share.

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No.  128, “Earnings Per Share” (SFAS 128), and SEC Staff Accounting Bulletin No.  98 (SAB 98), both basic and diluted earnings/loss per share (“EPS”) are presented on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all common stock equivalents arising from outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. During the years ended December 31, 2006 and 2005, the Company had approximately 23,055,578 and 20,951,187 weighted average number of shares, respectively, outstanding and used in both the Basic and Diluted EPS calculation.

Segment Reporting

Management treats the operations of the Company as one single segment.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.

NOTE 2- RESTATEMENTS

In conjunction with our independent registered public accounting firm and professional advisors, the Company conducted an analysis of our various financial instruments and agreements involving convertible debt and common stock financings accompanied by warrants, with a particular focus on the accounting treatment of derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Emerging Issues Task Force issued EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), (collectively, the “Derivative Accounting Pronouncements”). Accordingly, certain accounting policies we previously considered to reflect what was deemed to be appropriate at the time when the financings were previously reported, have been modified by recent interpretations, including the Derivative Accounting Pronouncements.

On November 2, 2007, as a result of this analysis, the Company filed  a Form 8-K noting that its previously filed financial statements in the annual reports for the years ended December 31, 2004, 2005 and 2006 filed on Form 10-KSB, together with the quarterly reports on Form 10-QSB for the quarters ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007(collectively, the “Reports”) could no longer be relied upon.  The Company sent a formal letter request to the Office of the Chief Accountant (OCA) of the Security and Exchange Commission (SEC) dated December 17, 2007,  petitioning the OCA to waive  the requirement to file separate amended and restated Reports for the periods  noted above, and instead, file a comprehensive amended and restated  comparative Form 10-KSB for the years ended December 31, 2006 and 2005, along with certain comprehensive financial information and disclosures for 2004, and comprehensive amended and restated  comparative Form 10-QSBs for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007 along with certain comprehensive financial information and disclosures for 2005. Such waiver was received from the OCA on December 27, 2007.

The restatement is required to properly reflect the Company’s financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer due to the revised interpretation and implementation of the Derivative Accounting Pronouncements.

The Company has made adjustments to its accounting records in the restated amounts to more fully comply with requirements of the Derivative Accounting Pronouncements, and the Securities and Exchange Commission (SEC) dealing with derivatives.  Among these adjustments were reductions in the balances of derivative liabilities, offset by reductions in the amounts of debt discount, the amounts of paid in capital-warrants, revaluation income, and common stock.  The adjustments to the common stock were caused by the elimination of credits to common stock that had resulted principally from the erroneous recognition of liabilities for conversion privileges upon issuances of convertible debt.  These credits were erroneously transferred to pay in capital upon debt conversion.  Other partial offsets to these adjustments affected the amounts of amortization expense and paid in capital-warrants.

The effects of these changes on the Company’s previously issued audited December 31, 2006 and 2005 financial statements and the related disclosures included elsewhere in the notes to consolidated financial statements, along with the comprehensive disclosures of the restated balance sheet as of December 31, 2004, are as follows:

The effect on the Company's previously issued audited December 31, 2006 and 2005 financial statements are summarized below:

Balance Sheet as of December 31, 2006
	Previously	Increase		As
	Reported	(decrease)		Reported

Deferred financing fees	$-	$133,853	(1)	$133,853

Total assets	$2,883,551	$133,853		$3,017,404

Current portion-convertible debt, net of discounts	$2,129,797	$(299,597	) (1)	$1,830,200

Obligations for outstanding options	1,407,299	(1,407,299	) (2)

Derivative liability-warrants and conversion priviledges	316,958	(80,814	) (3)	236,144

Accrued liabilities	461,973	24,833		437,140

Total current liabilities	5,489,101	(1,812,543	) (16)	3,676,558

Long term-convertible debt, net of discounts	557,797	(26,255	) (1)	531,542

Total liabilities	6,046,898	(1,838,798)		4,208,100

Common stock	25,133,164	(3,612,605)	(4)	21,520,559

Paid in capital-options	-	1,407,299	(2)	1,407,299

Paid in capital-warrants	1,194,725	1,121,210	(5)	2,315,935

Accumulated deficit	(29,504,186)	3,056,747	(6)	(26,447,439)

Total stockholders' deficiency	(3,163,347)	1,972,651		(1,190,696)

Total Liabilities and stockholders' deficiency	$2,883,551	$(133,853)		$3,017,404

Statement of Operations December 31, 2006

	Previously	Increase		As
	Reported	(decrease)		Reported

General and administrative costs	$(4,686,763)	$743,131	(14)	$(3,943,632)
Operating loss	(6,810,392)	743,131		(6,067,261)

Other Income and Expenses
Conversion expense	(1,009,069)	1,009,069	(11)	-
Revaluation income	3,534,179	(2,122,036	) (13)	1,412,143
Amortization of financing costs	-	(251,438	) (9)	(251,438)
Amortization of debt discounts	-	(648,440	) (10)	(648,440)
Liquidated damages	-	(214,247	) (14)	(214,247)
Settlement expenses	-	(290,801	) (14)	(290,801)

Net loss before taxes	(4,517,686)	(1,774,762)		(6,292,448)

Net loss attributable to common stockolders	$(4,382,983)	$(1,774,762)		$(6,157,745)

Loss per share-basic and diluted	$(0.19)	$(0.08)		$(0.27)

Statement of Cash Flows, Decmber 31, 2006

	Previously	Increase		As
	Reported	(decrease)		Reported

Net loss	$(4,382,983)	$(1,774,762)		$(6,157,745)

Amortization of financing costs	-	251,438	(9)	251,438
Amortization of debt discounts	-	648,440	(10)	648,440
Cost of Conversion	961,569	(961,569	) (11)	-
Cost of settling liquidated damages	424,426	(240,854	) (15)	183,572
Increase in accrued liabilities	569,713	(44,729)		524,984
Revaluation of derivative liability-warrants and
conversion priviledges	(3,534,179)	2,122,036	(13)	(1,412,143)

Net cash used in operating activities	$(869,533)	$-		$(869,533)

Balance Sheet as of December 31, 2005

	Previously	Increase		As
	Reported	(decrease)		Reported

Deferred financing fees	$388,392	$(50,601	) (1)	$337,791

Total assets	$5,993,216	$(50,601)		$5,942,615

Obligations for outstanding options	$1,330,948	$(1,330,948	) (2)	$-

Derivative liability-warrants and conversion priviledges	3,516,462	(1,895,779	) (3)	1,620,683

Total current liabilities	6,186,390	(3,226,727)		2,959,663

Long term-convertible debt, net of discounts	2,048,000	(709,475	) (1)	1,338,525

Total liabilities	8,234,390	(3,936,202)		4,298,188

Common stock	21,712,179	(3,285,574	) (4)	18,426,605

Paid in capital-options	-	1,330,948	(2)	1,330,948

Paid in capital-warrants	1,042,400	1,008,718	(5)	2,051,118

Accumulated deficit	(25,008,703)	4,831,509	(6)	(20,177,194)

Total stockholders' deficiency	(2,241,174)	3,885,601	(7)	1,644,427

Total liabilities and stockholders' equity	$5,993,216	$(50,601)		$5,942,615

Statement of Operations December 31, 2005

	Previously	Increase		As
	Reported	(decrease)		Reported

General and administrative costs	$5,057,596	$380,256	(8)	$4,677,340
Operating loss	(9,768,673)	380,256		(9,388,417)

Other Income and Expenses
Interest expenses	(488,342)	397,745	(9)	(90,597)
Revaluation income	993,837	925,356	(13)	68,481
Amortization of financing costs	-	(773,673	) (9)	(773,673)
Amortization of debt discounts	-	(1,757,386	) (10)	(1,757,386)
Conversion expense	(6,571,454)	6,571,454	(11)	-
Liquidated damages	-	(281,281	) (12)	(281,281)

Net loss before taxes	(15,802,891)	3,611,759		(12,191,132)

Net loss attributable to common stockholders	$(15,210,456)	$3,611,759		$(11,598,697)

Loss per share-basic and diluted	$(0.73)	$0.17		$(0.56)

Statement of Cash Flows, Decmber 31, 2005

	Previously	Increase		As
	Reported	(decrease)		Reported

Net loss	$(15,210,456)	$3,611,759		$(11,598,697)

Cost of conversion	7,068,174	(7,068,174	) (11)	-
Amortization of financing costs		773,673	(9)	773,673
Amortization of debt discounts	-	1,757,386	(10)	1,757,386
Revaluation of derivative liability-warrants and
conversion priviledges	(992,757)	924,276	(13)	(68,481)
Increase in accrued liability	89,592	1,080		90,672
		-
Net cash used in operating activities	$(3,701,875)	$-		$(3,701,875)

NOTES TO RESTATED FINANCIALS-2006 and 2005

(1)
Issuance costs of debt obligations have been separately reported as a component of assets on the balance sheet as deferred financing fees.  The value of derivatives and other securities accompanying debt issuances have been subtracted from the issuance proceeds and the remaining amounts reported as debt discount which is a component of convertible debt.  The combined total of the issuance costs and the values of derivatives and other securities accompanying debt issuances are being amortized over the terms of the related debt.  The adoption of this procedure resulted in adjustments to deferred financing costs and the carrying amounts of the debt issuances.

(2)	The obligations for outstanding stock options have been reclassified to paid in capital.
(3)
As noted above, the Company has made adjustments to its accounting records to more fully comply with requirements of the FASB and the SEC dealing with derivatives. Among these adjustments were reductions in the balances of derivative liabilities. Offsetting these reductions were reductions in the amounts of debt discount, the amounts of paid in capital-warrants, and the amounts of revaluation income; these offsets are further described in others of these footnotes.

(4)
Among the adjustments made to comply with the requirements of the FASB and the SEC, were reductions in the amounts of common stock.  These were caused by the elimination of credits to common stock that had resulted principally from the erroneous recognition of liabilities for conversion privileges upon issuances of convertible debt.  These credits were erroneously transferred to paid in capital upon debt conversion.  The 2005 adjustment relates to corrections of these 2005 debt issuances; the adjustment increased in 2006 to give recognition to corrections of the 2006 issuances.  Other partial offsets to these adjustments affected the amounts of amortization expense.

(5)
Increases in the amounts of paid in capital-warrants result from adjustments to the derivative liability account, which treated most warrants as liabilities.  They are now treated as equity.  The 2005 adjustment corrects the accounting for the 2005 issuances; the increase in the adjustment in 2006 reflects correction of the 2006 issuances.

(6)
The changes in the balances of accumulated deficit are the sum of the adjustments of the statements of operations ($3,611,759 in the case of 2005), and the adjustments of the statement of operations of the prior year ($1,219,750 in the case of 2005).  In the case of 2006, these amounts are ($1,774,762) and $4,831,509, respectively.

(7)	The changes in the balances of total stockholders’ deficiency are the sum of the changes to the accounts that make up stockholders’ deficiency.
(8)
The reduction in the amount of the 2005 general and administrative expense is the result of reclassifying amounts previously charged to this account for amortization of financing costs ($98,975), and liquidated damages ($281,281).

(9)
Amortization of issuance costs, which were previously recorded as interest expense have now been reclassified to amortization of financing costs.  These, along with amounts reclassified from general and administrative expense and conversion expense make up the amount of the change in amortization of financing costs, and amortization of debt discount.

(10)
The cost of derivatives issued with convertible debt are now treated as offsets to the debt proceeds and amortized over the lives of the underlying debt issues.  The adjustment to amortization of debt discounts is the result of that amortization in each of the years presented.

(11)
The Company previously treated the values of all conversion privileges as liabilities.  The offsetting charges that resulted from this accounting were ultimately applied against operations.  These charges have now been reversed.

(12)
SFAS 00-19-2 requires that SFAS 5 be applied to estimate the likely amounts of damages that will result from future failures to timely comply with debt issuance provisions requiring certain filings with the SEC.  The Company has now fully complied with the requirements.

(13)
It has been determined that a number of warrants and conversion privileges previously treated as liabilities, and subject to periodic revaluation, have been recharacterized as equity instruments.  As a result, they are no longer revalued causing adjustments in the amounts of revaluation income.

(14)
The $743,131 reduction in the 2006 general and administrative costs is the result of reclassifying to separate expense categories the amounts of settlement expenses ($531,655), and liquidated damages ($214,247).

(15)	Reclassification from general and administrative costs.

The following tables set forth a summary of the adjustments that are included in the amended and restated equity section of the balance sheet as of January 1, 2005 due to the restatement:

Balance Sheet as of  January 1, 2005

	Previously	Increase		As
	Reported	(decrease)		Reported

Deferred financing fees	$-	$-		$-

Total assets	$4,600,023	$-		$4,600,023

Common stock	$10,822,854	$(1,454,320	) (1)	$9,368,534

Paid in capital- options		-		-

Paid in capital-warrants		1,454,320	(2)	1,454,320

Total stockholders' equity	2,308,870	-		2,308,870

Total labilities and stockholders' equity	$4,600,023	$-		$4,600,023

Supplemental Financial Data
(Dollars in thousands except per share data)

For the year 2004:	2004

Revenue	$-

Operating (loss)/income	(2,530)

Net Loss allocatable to common stockholders	(2,272)

Preferred stock dividends paid	132

Deficit allocatable to common stockholders	(2,404)

Net Loss per share, basic and dilutive	$(0.19)

Shares outstanding, year end	12,075,448

At January 1, 2005:

Total assets	$4,600

Net investment in plant and equipment	95

Working capital	(572)

Total convertible debt	-

Stockholders' deficit	$2,309

NOTES TO RESTATED BALANCE SHEET-2004
(1) Among the adjustments made to comply with the requirements of the FASB and the SEC were reductions in the amounts of common stock.  These were caused by the elimination of credits to common stock that had resulted principally from the erroneous recognition of liabilities for conversion privileges upon issuances of convertible debt.  These credits were erroneously transferred to paid in capital upon debt conversion.  The 2005 adjustment relates to corrections of these 2005 debt issuances; the adjustment increased in 2006 to give recognition to corrections of the 2006 issuances.  Other partial offsets to these adjustments affected the amounts of amortization expense.

(2) Increases in the amounts of paid in capital-warrants result from adjustments to the derivative liability account, which treated most warrants as liabilities.  They are now treated as equity.  The 2005 adjustment corrects the accounting for the 2005 issuances, and the increase in the adjustment in 2006 reflects correction of the 2006 issuances.

NOTE 3– DEBT AND RELATED SECURITIES

Convertible notes payable consist of the following at December 31, 2006 and 2005:
Convertible notes payable consist of the following at December 31, 2006:
		Debt		Conversion		Exercise
	Note	Discount	Net	Price	Warrants	Price

May 31, 2005, 8% interest, due May 31, 2007	$246,797	$(27,371)	$219,426	$1.30	423,077	$2.11	(1)

October 18, 2005, 8% interest, October 18, 2007	1,483,000	(272,226)	1,210,774	$2.00	851,400	$3.25	(1) (3)

March 1, 2006, 4% interest, due March 1, 2008	150,000	(10,216)	139,784	$1.56	48,077	$1.75

June 30, 2006, 4% interest, due June 30, 2008	48,248	(5,511)	42,737	$1.56	24,124	$1.75

July 26, 2006, 12% interest, due October 26, 2006	359,549	(10,528)	349,021	$1.56	282,051	$1.75

Long term convertible notes payable	400,000	-	400,000	$1.56	110,808	$1.56	(1)

Total Convertible Notes Payable	$2,687,594	$(325,852)	$2,361,742		1,739,537

Less: Current Portion	$2,129,797	$(299,597)	$1,830,200

Long term convertible notes payable	$557,797	$(26,255)	$531,542

Convertible notes payable consist of the following at December 31, 2005:

		Debt		Conversion		Exercise
	Note	Discount	Net	Price	Warrants	Price

May 31, 2005, 8% interest, due May 31, 2007	$500,000	$(147,763)	352,237	$1.30	423,077	$2.11	(2)

October 18, 2005, 8% interest, October 18, 2007	1,548,000	(561,712)	986,288	$2.00	851,400	$3.25	(2)

Total Convertible Notes Payable	$2,048,000	$(709,475)	$1,338,525		1,274,477

Less: Current Portion	$-	$-	$-		$-

Long term convertible notes payable	$2,048,000	$(709,475)	$1,338,525		$1,274,477

(1)	Reduced to $ .45 due to the February 2007 issuance.
(2)	Susequently reduced to $1.56 due to the February 2006 issuance and $ .45 due to the February 2007 issuance.
(3)	The October 2005 issuance due October 18, 2007 was extended to April 18, 2008.

On February 11, 2005, the Company entered into a Subscription Agreement pursuant to which the Company sold an aggregate of $5,000,000 of principal amount promissory notes (February 2005 Note) convertible into shares of common stock, no par value, at a conversion price equal to $1.30 per share, and an aggregate of 2,884,615 Class A and Class B share purchase warrants to purchase shares of common stock to certain purchasers who are a party to the Subscription Agreement.  First Montauk Securities Corp. acted as selling agent (Selling Agent) in connection with the offering.  The Company issued a total of 384,616 warrants on February 11, 2005 to the Selling Agent as partial consideration for services performed in connection with the offering.  The Class A warrants are exercisable at a price equal to $1.85 from the date of issuance until 5 years after the closing date.  The Class B warrants are exercisable at a price equal to $2.11, representing 101% of the 3 day average closing bid prices of our common stock on the trading day immediately preceding the closing date, from the date of issuance until 5 years after the closing date.  The Class A and Class B warrants both have a cashless exercise feature.

On May 31, 2005, the Company entered into a 8% Series B Unsecured Convertible Debenture and Warrants Purchase Agreement with one accredited investor pursuant to which the Company sold a $500,000 principal amount unsecured convertible debenture convertible into shares of our common stock (May 2005 Note), no par value, at a conversion price equal to $1.30 per share, and stock purchase warrants to purchase 384,615 shares of our common stock at an exercise price equal to $3.25 per share, to a certain investor who is a party to the Purchase Agreement for an aggregate purchase price of $500,000.  First Montauk Securities Corp. acted as Selling Agent in connection with the offering.  The Company issued a total of 38,462 warrants on May 31, 2005 to the Selling Agent as partial consideration for services performed in connection with the offering.  The warrants are exercisable at a price equal to $2.11 for a period of 5 years from the closing date.  On August 28, 2006, $253,302 of principal and $54,040 of accrued interest was converted into 234,802 shares of common stock at $1.30 per share.  The remaining principal and warrant prices were subject to adjustment based on subsequent more favorable pricing of issues and were adjusted to $ .45 as a result of the pricing of the February 20, 2007 private placement.  On June 1, 2007, the remaining principal of the May 2005 8% Series B Unsecured Convertible Debenture, $246,797, plus accrued interest of $15,736 was converted into 583,407 shares of common stock at $ .45 per share.

On October 18, 2005, The Company entered into a 8% Series C Unsecured Convertible Debenture and Warrants Purchase Agreement with certain accredited investors pursuant to which the Company sold an aggregate of $1,000,000 principal amount unsecured convertible debentures convertible into shares of our common stock (October 2005 Note), no par value, at a conversion price of $2.00 per share, and an aggregate of 500,000 stock purchase warrants to purchase shares of our Common Stock at $3.25 per share to certain accredited investors who are parties to the Purchase Agreement for an aggregate purchase price of $1,000,000.  Further, the Company issued 50,000 Warrants to the placement agent, a registered broker dealer firm, exercisable at $3.25 per share, as consideration for services performed in connection with the issuance of the Debentures and Warrants to the Investors pursuant to the Purchase Agreement.  The prices were adjusted to $1.56 due to the issuance of the February 2006 debt issuance, and were subsequently reduced to $0.45 per share due to the pricing of the February 20, 2007 private placement.

On October 28, 2005, the Company held a second and final closing with certain accredited investors pursuant to a right of participation, which was granted to such investors under that certain securities purchase agreement dated as of November 23 and 24, 2004 and the subscription agreement dated as of February   11, 2005.  In connection with the second closing, The Company sold an aggregate of $548,000 principle amount of Debentures convertible into shares of our common stock, no par value, at a conversion price of $2.00 per share, and issued 275,000 warrants exercisable at $3.25 per share for an aggregate purchase price of $ 548,000.  The prices were adjusted to $1.56 due to the issuance of the February 2006 debt issuance, and were subsequently reduced to $0.45 per share due to the pricing of the February 20, 2007 private placement.

The October 2005 convertible debt issuance contains a provision that automatically extends the term of the note six months until April 18, 2008 if the Company’s common stock is trading at a closing bid price of less than $2.00 on the maturity date.  The maturity date was October 18, 2007 and Company’s common stock price on October 18, 2007 was $0.24. As such, the October 2005 Note was extended until April 18, 2008.

Furthermore, upon the occurrence of an Event of Default, the Holder may consider this Debenture immediately due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately enforce any and all of the Holder's rights and remedies provided herein or any other rights or remedies afforded by law; provided, that any payment of this Debenture in connection with an Event of Default may, at the option of the Holder, be made in shares of Common Stock of the Company which number of shares shall be calculated based upon at the closing sale price of the Common Stock on the date the Debenture becomes due and payable.  Such payment of shares shall be made within ten  (10) Trading Days of such demand, and if not paid within such period, the Company shall pay the Holder liquidated damages in cash of 2% per month of such amount until paid, pro-rated for any partial months.

In no event shall any holder be entitled to convert this Debenture for shares of Common Stock in excess of that number of shares of Common Stock that, upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its "affiliates" (as defined in Rule 405 under the Securities Act) to exceed 9.99% of the outstanding shares of the Common Stock of the Company following such conversion.

On November 11, 2006, $65,000 of the October 2005 Note was converted into 41,666 shares of common stock.

In March 2006, the Company issued $819,800 of 8% convertible debt, which was converted into equity in the second quarter of 2006 along with accrued interest, at a conversion rate of $1.56 per share, resulting in the issuance of 534,352 additional shares of stock. This issue was accompanied by 525,513 warrants, exercisable at $1.75 for a period of five years.

On March 1, 2006, the Company issued $150,000 of 4% Convertible Notes (March 2006 Note) due March 1, 2008, accompanied by 48,077 warrants to purchase common stock at $1.75 over five years in settlement of certain liquidated damages described below.  The note is convertible at $1.56 over two years.

On June 30, 2006, the Company issued an additional $48,248 in 4% Convertible Notes (June 2006 Note) due September 30, 2008, accompanied by 24,124 warrants exercisable at $1.75 per share over five years in settlement of the liquidated damages described below.  The note is convertible at $1.56 over two years.

As of June 30, 2006, all damages payable to the investors of the Company’s November 2004 private placement were settled, and pursuant to a modification agreement which the Company entered into with such investors on March 1, 2006 and June 30, 2006, as described in Supplemental Cash Flow Information included in Note 6, no liquidated damages will accrue for the non-effectiveness of the registration statement after the date of the modification agreements.  There was no provision in these issues for repricing.

As noted in the Subsequent Event Note (Note 12), on September 10, 2007, the Company issued 123,371 shares of its common stock in connection with the terms of the February 2005 equity issuance, and the “most favored nations” conversion pricing related to the February 2005 convertible note issuance. In connection with the February 2005 issuance, the Company may be obligated to issue up to an additional 1.2 million shares of common stock to shareholder’s of record who received the shares under the original February 2005 issuance, due to the reduction in the conversion price of certain convertible debt issued in February 2007.  In November 2007, 817,093 shares of common stock were issued based on the supported claims for certain shareholders

In the July 21, 2006 Debt Issuance, the Company issued 2% unsecured convertible debentures (July 2006 Unsecured Note) aggregating $359,549 accompanied by warrants to acquire 110,808 shares of our common stock at $1.75 per share.  These were issued in settlement of the liquidated damages associated with the October 2005 issue.  The conversion price of the shares underlying the note was $1.56.

On July 26, 2006, the Company issued $400,000 of 12% convertible debt (July 2006 Note) due October 20, 2006.  After commissions, the Company received net proceeds of $342,500.  The debt is convertible to stock at $1.56 per share.  The issue was accompanied by 282,052 warrants exercisable at $1.56 for five years.  Both the conversion price and the warrants purchase price have been adjusted to $.45 due to the pricing of the February 20, 2007 private placement.

In October 2006, the Company was in technical default on its 12% Series A Convertible Note (July 2006 Note) in the principal amount of $400,000 which the Company issued to a qualified institutional buyer on July 26, 2006.  A total of $412,000 of principal and accrued and unpaid interest was due on October 26, 2006. The Company did not repay this obligation when it was due.  The Company negotiated with the holder to extend the note through the payment of cash, and the issuance of shares of common stock.

On March 22, 2007, the Company made a $100,000 principal payment and paid interest of $30,233 related to the July 2006 Note. The amount due was reduced to $300,000 and interest on the July, 2006 Note was reduced to 10% (July 2006 Renegotiated Note). Additionally, the Company issued 184,000 shares of common stock as settlement of the default period and paid a fee of $15,000 to Source Capital Group, Inc., a registered representative of the Noteholder, and the Company also agreed to make monthly interest payments.  The note conversion price and warrant exercise prices were subsequently adjusted to $.45 per share due to the February 20, 2007 private placement.

The July 2006 Renegotiated Note was due and payable in full, including all accrued and unpaid interest, on November 29, 2007.  The Note has not been repaid, and is in default.  The Company is in discussions with the lender to renegotiate the July 2006 Renegotiated Note.  There can be no assurances that the Company will be successful.
The Company’s private placements of convertible notes and common stock purchase warrants issued in 2005 contained liquidated damages provisions, one of which has been settled as discussed above. For the two other financings (February 2005 Note and May 2005 Note), no liquidated damages have accrued despite the fact that the shares underlying the notes and warrants issued in such private placements have not been registered, since the payment of such damages is linked to the effectiveness of the registration statement which was initially filed in February 2005, and said registration statement has been withdrawn.

Each of the debt issuances included associated warrants. The fair value of the warrants was calculated using a Black-Scholes Model.  Based upon an evaluation of the criteria in EITF 00-19, the fair value of the warrants associated with the February 2005 issue was classified as a derivative liability, and is subject to revaluation at the end of each reporting period.  Most of the warrants issued with convertible debt have a “most favored nations” (MFN) provision,  whereby the exercise prices are subject to adjustment based on more favorable pricing of subsequent debt issuances.

DEBT, CONVERSION TO STOCK AND RELATED WARRANTS

Balance of Convertible Notes and Warrants at December 31, 2006 and December 31, 2005:
	CONVERTIBLE NOTES			WARRANTS
			Conversion		Exercise
December 31, 2006	Note	Shares	Price	Warrants	Price

May 31, 2005, 8% interest, due May 31, 2007	$246,797	189,844	$1.30	423,077	$2.11	(1)

October 18, 2005, 8% interest, October 18, 2007	1,483,000	741,500	$2.00	851,400	$3.25	(1) (3)

March 1, 2006, 4% interest, due March 1, 2008	150,000	96,154	$1.56	48,077	$1.75

June 30, 2006, 4% interest, due June 30, 2008	48,248	30,769	$1.56	24,124	$1.75

July 21, 2006, 2% interest, due July 21, 2008	359,549	230,480	$1.56	282,051	$1.75

July 26, 2006, 12 % interest, due October 26, 2007	400,000	256,410	$1.56	110,808	$1.56	(1)

Total Convertible Notes Payable	$2,687,594	1,623,675		1,739,537

			Conversion		Exercise
December 31, 2005	Note	Shares	Price	Warrants	Price

May 31, 2005, 8% interest, due May 31, 2007	$500,000	384,615	$1.30	423,077	$2.11	(2)

October 18, 2005, 8% interest, October 18, 2007	1,548,000	774,000	$2.00	851,400	$3.25	(2)

Total Convertible Notes Payable	$2,048,000	1,158,615		1,274,477

(1)	The conversion price and exercise price were subsequently reduced to $0.45 in connection with the February 20, 2007 convertible debt issuance.
(2)	Subsequently reduced to $1.56 due to the February 2006 issuance and $0.45 due to the February 20, 2007 convertible debt issuance.
(3)	The October 2005 issuance due October 18, 2007 was extended to April 18, 2008.

STOCK SALES AND PRIVATE PLACEMENT OFFERINGS-
PENALTIES AND LIQUIDATED DAMAGES

Included in the Company’s financings during 2004 through stock sales was $1,312,000 received from a Purchase Agreement dated November 22, 2004. The Purchase Agreement required, among other things, that shares be registered under a registration statement filed with the SEC, and that the registration statement be declared effective by the SEC and the registered shares deemed tradable within a prescribed time. The Company did not satisfy its obligation to cause the SEC to declare the registration statement effective within the timeframe specified in the November 2004 Registration Rights Agreement. As a result, the Company was subject to, and accrued liquidated damages in an amount equal to 2% of the amount invested for each 30-day period following the default date. On May 31, 2005, the Company entered into a Letter Agreement with a representative of this shareholder group, under which $120,429 was paid to settle the accrued liquidated damages to date. Under that Letter Agreement, no further liquidated damages would accrue until after June 30, 2005. The obligation relating to the effectiveness of the registration statement and registration of tradable shares was not satisfied, and liquidated damages were accrued since June 30, 2005 at the rate of approximately $26,240 per month. The liquidated damages paid or accrued, were charged to expense during the periods in which they accrued. For the year ended December 31, 2005, an additional $160,851 was accrued, and $88,126 was accrued during 2006. All liquidated damages for this issue were settled by the issuance of the June 2006 Note.

There were three private placement offerings during 2005. Under the provisions of the first of these offerings, penalties will not accrue as the registration requirements of that offering have been satisfied.  Under the second private offering, there is no provision for penalties.  Under the third such offering, penalties began to accrue on March 18, 2006, and would have accrued for a period of nine months.  A settlement was reached with the investors of this issue on July 21, 2006, under which the penalties were canceled in exchange for $359,549 of convertible debt, as previously discussed in the Debt section of this Note.

NOTE 4-CAPITALIZATION

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

On March 21, 2007, the Company determined, after consultation with its independent registered public accounting firm, that a restatement of its financial statements for the year ended December 31, 2005 filed on Form 10-KSB was necessary due to the issuance of the Company’s preferred stock as payment of dividends in lieu of cash dividends on April 1, 2005, with respect to previously issued shares of preferred stock. The Company’s original Articles of Incorporation, as amended, including on April 30, 2000, do not allow the issuance of additional shares of preferred stock as payment of dividends on shares of issued and outstanding preferred stock. Accordingly, the 100,000 shares of preferred stock which were issued to the holder on April 1, 2005 were issued in error.

The Company’s Articles of Incorporation, as amended, including on April 30, 2000, similarly do not support the calculation used by the Company in determining the number of shares of common stock used to pay preferred stock dividends. The difference being the date used in determining the stock price at the end of each preferred dividend period, as opposed to the lowest common stock price during the preferred dividend period, subject to a 70% discount, for calculating the number of common shares issued as payment of the period’s preferred stock dividend. Accordingly, the numbers of shares were greater than the number of shares required, and were issued in error resulting in increased preferred dividend expenses and preferred stock equity.

The Company has determined that the number of shares deemed the equivalent of the preferred stock dividend will be recalculated based on the Company’s Articles of Incorporation, as amended, including on April 30, 2000. (See Note 2 -Restatements). Accordingly, the Company will issue 136,041 shares of common stock to the sole holder of the preferred stock as payment of $51,561 of preferred stock dividends less other adjustments resulting from the recalculation of the number of common shares required to pay preferred stock dividends, subsequently approved. During the period January 1, 2003 through June 30, 2006, 200,238 shares of common stock were issued in excess of the amount required.

STOCK OPTIONS

The Company has periodically awarded stock options under employment contracts with certain key employees. These options were immediately exercisable; they have an implicit life of five years and none was forfeited during either year. A summary of option activity is presented below for the weighted average exercise prices for the options exercised:

	2006		2005

	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,375,000	$.80	620,000	$.73
Options granted during year	350,000	.46	800,000	.83
Options exercised during year	(7,500)		(45,000)	.40
Options outstanding at end of year
	1,715,500	$.73	1,375,000	$.80

Weighted average Fair Value of options granted		$0.25		$1.37

Weighted average remaining life of outstanding options – years		3.33		4.33

Stock option expense for 2006 and 2005 was $ 76,351 and $1,082,250, respectively.

SHARES ISSUED FOR SERVICES

There were shares awarded as compensation for other services aggregating $1,242,177 and $1,918,750, in 2006 and 2005, respectively. These share issuances for 2006 and 2005 are detailed below by type of service performed.

The following shares were issued for services in 2006:

	Number of	Grant	Price at	Value at
Services Rendered	Shares	Date	Date	Grant Date
Employee awards	32,500	1/26	$1.64	$53,250
Investor relations	22,500	1/26	2.13	47,925
Professional Services	2,500	1/26	2.20	5,500
Professional Services	6,712	2/1	1.57	10,534
Legal Services	25,000	2/5	1.95	48,750
Professional Services	5,000	2/9	1.73	8,650
Product Development services	30,000	2/28	1.49	44,700
Marketing services	25,000	3/27	1.08	27,000
Software Consulting services	1,440	3/22	1.31	1,886
Legal Services	1,304	3/22	1.51	1,969
Investor relations	85,000	4/12	1.49	126,650
Professional Services	5,847	4/12	1.49	8,712
Employee awards	25,000	4/12	1.49	37,253
Professional Services	5,599	5/1	1.64	9,182
Director awards	145,000	5/1	1.53	222,500
Investor relations	26,000	5/10	1.27	33,020
Professional Services	6,142	5/10	1.27	7,804
Professional Services	26,000	5/11	1.30	33,800
Investor relations	15,000	6/1	1.64	24,600
Professional Services	22,900	6/5	1.80	41,220
Marketing services	10,000	6/22	1.85	18,500
Professional Services	6,750	6/22	1.85	12,488
Professional Services	25,000	6/30	1.90	47,500
Professional Services	15,000	7/1	1.27	19,050
Professional Services	13,560	9/9	1.31	17,764
Employee awards	12,500	9/28	1.71	21,400
Investor relations s	75,000	9/28	1.61	120,736
Professional Services	100,000	10/9	.75	74,800
Marketing services	35,000	10/20	.71	24,990
Legal Services	10,000	10/20	.71	7,140
Professional Services	49,000	10/20	.84	34,986
Employee awards	5,000	10/20	.84	3,570
Total shares issued for services	871,257			1,197,826
Value of options granted for services	-			76,351
Value of equity items issued for services	871,257			$ 1,242,177

The following shares were issued for services in 2005:

	Number of	Grant	Price at	Value at
Services Rendered	Shares	Date	Date	Grant Date
Advertising	5,000	2/24	2.50	12,500
Lega1 services	11,000	5/2	2.78	30,580
Financial consulting	100,000	5/6	2.60	260,000
Legal services	50,000	5/6	2.60	130,000
Investor relations	15,000	4/1	2.40	36,000
Public relations	20,000	5/1	2.55	51,000
Facility search	5,000	5/1	2.55	12,750
Marketing services	9,009	7/29	2.25	20,270
Investor relations	15,000	9/6	2.25	33,750
Financial services	2,500	12/1	2.60	6,500
Investor relations	21,186	12/9	2.35	49,787
Public relations	18,000	12/9	2.35	42,300
Investor relations	15,000	12/9	2.35	35,250
Total shares issued to consultants	286,695			720,687
Other Issuances:
Employee awards	20,000	various	2.40	48,000
Shares issued in lieu of rent	19,200	various		48,000
Shares issued as partial
compensation of financing	5,000	various		14,700
Amortization of cost of grants made
in prior periods				5,113
Total Value of stock issued for services	330,895			836,500
Value of options granted for services	-			1,082,250
Value of equity items issued for services	330,895			$ 1,918,750

WARRANTS

The Company has issued warrants both as part of “stock units” and as an integral part of convertible note issues. The determination to classify the warrants as either derivative liabilities or equity was based upon consideration of the specific criteria for classification established in EITF 00-19.  The fair value of the warrants is determined using a Black-Scholes Model.  Those warrants classified as liabilities are subject to revaluation for each reporting period following the guidance in SFAS 133.

The following is a schedule of changes in warrants outstanding during the years 2006 and 2005. Each of these warrants is exercisable over five year periods from dates of issuance at prices ranging from $0.45-$1.75 per share. They were recorded at their fair values as determined by a Black Scholes Model.

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

The exercise price of the warrants was changed primarily due to the presence of an “MFN” clause that provides for adjustments based upon more favorable pricing of subsequent issuances. When these events occur, repricing letters are sent to the investors.

Certain issues have “cashless exercise” features whereby the investor can convert warrants to stock after a specified time period based, generally, on the absence of an effective Registration Statement. The warrants are exchanged for stock based upon predetermined formulas that reflect stock appreciation.

NOTE 5 - INCOME TAXES

The Company has experienced losses each year since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years. At December 31, 2006, the Company had NOL carryforwards of $24,632,907 available for Federal taxes. The potential tax benefit of the state NOL’s has been recognized on the books of the Company while the potential benefit of the Federal NOL’s has been offset by a valuation allowance. If not used, these Federal carryforwards will expire as follows:

2011	$206,952
2012	129,092
2018	486,799
2019	682,589
2020	501,169
2021	775,403
2022	590,764
2023	2,233,386
2024	2,493,486
2025	9,728,554
2026	6,804,713

During the year 2006, the Company realized $445,216 from the sale, as permitted by New Jersey law, of its rights to use the New Jersey NOL’s and research and development credits that had accrued during 2005. These potential New Jersey offsets for periods prior to 2006 are, thus, no longer available to the Company.

Under Statement of Financial Accounting Standards No. 109 (SFAS 109), recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

	Current	Non-current	Total
Deferred Tax Assets	$919,889	$8,257,629	$9,177,518
Valuation Allowance	-	8,257,629	8,257,629
Balance Recognized	$919,889	$-	$919,889

The entire balance of the valuation allowance relates to Federal taxes. Since state tax benefits for years prior to 2005 have been realized, no reserve is deemed necessary for the benefit of state tax losses of 2006. The valuation reserve increased by $919,889 during the year.

NOTE 6 -SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest and income taxes is presented below:

	2006	2005

Interest	$1,971	$9,741
Income taxes	500	500

There were no non-cash investing activities during either 2006 or 2005. The following non-cash financing activities occurred:

a)	Shares of common stock were issued for services during 2006 and 2005; these totaled 687,665 and 330,895 shares, respectively.

b)	During 2006, the following amounts were converted from debt to equity:

●	$819,800 of convertible debt was converted into 525,513 shares of common stock.
●	$253,203 of the May 2005 convertible debt issue was converted into 180,925 shares of stock.
●	$65,000 of the October, 2005 convertible debt issue was converted into 41,666 shares of common stock.

c)	During 2005, $5,000,000 of convertible debt was converted into 3,846,154 shares of common stock.

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

NOTE 7 -PROPOSED ACQUISITION OF FILCO

On February 19, 2004, the Company reached a tentative agreement (Tentative Agreement) to purchase capital stock of FiLCO GmbH., a German manufacturer of fork trucks (formerly Clark Material Handling Company of Europe) with a manufacturing facility in Mulheim, Germany (FiLCO). It was expected that the Company would acquire 75.1% of FiLCO. While negotiations were continuing, the Company agreed to make advances to FiLCO. Through December 31, 2005 advances totaling $6,275,881 had been made.

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

NOTE 8-RELATED PARTY TRANSACTIONS

The Chairman of the Board of Directors made periodic loans to the Company during 2006. The loans did not accrue interest and were due on demand. The combined loans amounted to $35,000. At the end of the year 2006, these loans have been fully paid.

The majority shareholder of the corporation, who was also the Company President, made loans to the Company from time to time. These notes together with accrued interest at 12% are due on demand. The combined unpaid balance of principal and interest on these notes at December 31, 2006 was $75,713.

During 2006, the Board of Directors received 145,000 shares for services as directors; these were valued at $222,500, reflecting the fair market value of the stock at time of awards.

On August 25, 2006, the Company’s CEO, President and Chairman (“President”) died. The President’s employment contact expired on June 30, 2006, and was not renewed. The employment agreement did not provide for the exercise of the options upon death.  Under the terms of the employment contract, the President was granted options to purchase 550,000 shares in 2004, valued at $187,500.  In 2005, he was granted 750,000 options to purchase stock under that two year employment contract; these options were valued at $975,000. Subsequent to his death, the Board of Directors extended for one year from the date of the termination of the employment contract, the time during which the options can be exercised. No adjustment has been made to previously recorded compensation expense, as the fair value at grant significantly exceeded its current fair value. SFAS #123R indicates that modification adjustments should only be made when they increase the value of the initially granted option.  In 2006, the Company granted 300,000 options to its Chief Executive Officer valued at $ 45,000.

NOTE 9 -COMMITMENTS AND CONTINGENCIES

At present, the Company is not obligated under any operating lease. Rent expense amount to $160,571 in 2006 and $87,627 in 2005.

During May 2002, the Company signed an agreement with a broker-dealer to provide investment banking and financial advisory services, which included the raising of funds. Under the agreement, the broker-dealer was entitled to receive stock warrants,  which if exercised would produce 450,000 shares of common stock of the Company during a four year term at an exercise price of approximately $1.75 per share. A dispute arose between the parties regarding the agreement and its performance. The Company has asserted that the broker-dealer induced the Company to enter into the agreement through material misstatements, and has not otherwise performed its services under the agreement. The Company believes the broker-dealer is not entitled to the stated compensation, and has not issued the stock warrants.

In connection with the Tentative Agreement mentioned in Note 7, Mr. Filipov was to receive options to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.01. The Company did not issue such options because the Acquisition Agreement was terminated and the conditions for such issuance were never fulfilled. Mr. Filipov has indicated that he believes that the conditions were fulfilled and that the Company owes him the options. The Company and Mr. Filipov are continuing to discuss a mutually acceptable settlement.

NOTE 10- RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has recently issued “FASB Staff Position EITF 00-19-2 which modifies the accounting treatment of derivatives that flow from financings involving embedded derivatives. This Staff Position is effective for financial statements for periods beginning January 1, 2007. Management believes that this will cause some change in the way the Company accounts for derivatives. Management is evaluating this position and has not made a determination as to the effect it will have on its financial statements.

The Company has reviewed other accounting pronouncements issued during 2006, and has concluded that they will have no effect on the Company's financials statements.

NOTE 11-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and accumulated deficit as of December 31, 2006, and has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to raise capital in the public and private markets.

NOTE 12-SUBSEQUENT EVENTS

FEBRUARY 2007 PRIVATE PLACEMENT

On February 20, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited and/or qualified institutional investors pursuant to which The Company sold an aggregate of $3,734,040 principal amount secured convertible debentures (the "Debentures") convertible into shares of our common stock, no par value (the "Common Stock"), at a conversion price equal to $0.45 (the "Conversion Price"), for an aggregate purchase price of $3,219,000. The difference between the face amount of the borrowing ($ 3,734,040) and proceeds   ($3,219,000) was recorded as prepaid interest, and is being amortized over the life of the loan.  In addition, the Company issued to the investors (i) warrants to purchase 8,297,866 shares of the Company’s Common Stock (the February 2007 Warrants) at an exercise price equal to $0.54 per share, which represents 100% of the number of shares assumable upon conversion of the Debentures; (ii) callable warrants to purchase 4,148,933 shares of our Common Stock at an exercise price equal to $0.75 per share, which represents 50% of the number of shares assumable upon conversion of the Debentures; and (iii) callable warrants to purchase 4,148,933 shares of our Common Stock at an exercise price equal to $1.25 per share, which represents 50% of the number of shares assumable upon conversion of the Debentures (collectively, the "Callable Warrants").

Previous Convertible Issues and the warrants accompanying the November 2004 private placement of common stock contain “Most Favored Nations” (MFN) clauses that guaranteed the investors that subsequent issues of stock or notes would not be made on more favorable terms. If the Company subsequently issues any shares of common stock or securities convertible or exercisable into common stock at a per share purchase price which is less than the conversion or exercise prices of outstanding notes and warrants, such conversion or exercise prices would be adjusted downward in accordance with their respective terms. As a result of the issuance of the convertible notes on February 20, 2007, the following warrant and conversion prices were adjusted:

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

The effects of these changes have been included in the calculation of revaluation income and derivative liabilities during 2007.

During 2005, the Company sold 68,750 shares in private placements, yielding proceeds of $55,000. It also issued three convertible debt issues. Each of these issues included detachable warrants.

OTHER 2007 TRANSACTIONS

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

On June 1, 2007, an investor in the May 2005 convertible debt issue converted $246,797 of principal and $15,736 of accrued interest of the 8% Convertible Notes due June 2007 in exchange, the Company issued 583,407 shares of common stock.  The conversion price was $0.45 per share.

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

On August 21, 2007 and September 4, 2007, issued 100,000 and 50,000 shares of common stock, respectively, of the Company upon conversion of an aggregate of $67,500 of convertible notes per share. In addition, the remaining October 2005 convertible notes due October 18, 2007, aggregating $1,325,500 plus accrued interest, was automatically extended to a new maturity date of April 18, 2008 as a result of the terms of the original agreement which states that the maturity date of the convertible notes is automatically extended if the trading value of the Common Stock of the Company is trading at a closing bid of less than $2.00 per share.

On August 26, 2007, 200,000 warrants were issued with a five year life at an exercise price of $1.00.

On September 10, 2007, the Company issued 123,371 shares of its common stock in connection with the terms of the February 2005 equity issuance and the “most favored nations” conversion pricing related to the February 2005 convertible note issuance. In connection with the February 2005 Note issuance, the Company may be obligated to issue up to an additional 1.2 million shares of common stock to shareholder’s of record who received the shares under the original issuance, due to the reduction in the conversion price of certain convertible debt issued in February 2007.  In November 2007, 817,093 shares of common stock were issued based on the supported claims for certain shareholders.

The October 2005 convertible debt issuance contains a provision that automatically extends the term of the note six months until April 18, 2008 if the Company’s common stock is trading at a closing bid price of less than $2.00 on the maturity date.  The maturity date was October 18, 2007 and Company’s common stock price on October 18, 2007 was $0.24. As such, the October 2005 Note was extended on October 18, 2007 until April 18, 2008.

On January 11, 2008, Peter Amico, Jr. resigned as a Director of the Company as noted in the Form 8-K filing with the SEC.

On January 25, 2008, the Company issued 50,000 shares of common stock to a holder of the October 2005 debt issuance for $22,500 of principal.  The conversion price was $0.45 per share.

On January 28, 2008, the Company issued 100,000 shares of common stock to a Director as payment of prior board fees.

On January 31, 2008, the Company issued to the holder of the July 26, 2006 convertible note, 100,000 shares of common stock as consideration for four months interest that was in arrears.

On Feb 8, 2008, the Company issued 160,000 shares of common stock to eight Directors as payment of board fees for 2008.

On Feb 8, 2008, the Company issued 1,021,705 shares of common stock to holders of the October 2005 debt issuance for $395,000 of principal and $64,767 of accrued interest.  The conversion price was $0.45 per share.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company, under the supervision and with the participation of its management, including the recently appointed principal executive officer and acting principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this report (the “Disclosure Controls”). Based upon the Disclosure Controls evaluation, the recently appointed principal executive officer and acting principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective in connection with preparing this Annual Report on Form 10-KSB/A due to a material weakness in the Company’s internal control over financial reporting, mainly its financial closing, review and analysis process and its ability to maintain adequate records. The Company determined that a restatement of its financial statements was necessary due to the issuance of convertible debentures and warrants (collectively, the “Securities”) in various private placements over the last three years. This restatement is required to properly reflect our financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer due to the revised interpretation and implementation under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Emerging Issues Task Force issued EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”).

The Company believes that the issues surrounding the restatement of this report, mainly the internal controls related to the financial closing, review, and analysis process and its ability to maintain adequate records has been addressed and the Company has taken additional steps to avoid the reoccurrence of this condition by adding an additional qualified person with SEC experience in the financial reporting and analysis area. The Company has instituted a policy requiring the controller, at the end of each quarter, to reconcile the accounting records to the securities issuance report prepared and maintained by the corporate secretary to ensure that all issuances have been properly recorded and that appropriate adjustments to previously issued securities are recorded, if necessary. The Company believes that these additional efforts taken by new management since the end of 2006 to strengthen the Company’s internal controls will be effective in future periods.

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

The Company’s internal control over financial reporting has been modified during the Company’s most recent fiscal quarter  by adding  additional resources  to address deficiencies in the financial closing, review and analysis process, and improve the Company’s record keeping, which has materially  improved  the Company’s internal control over financial reporting.

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

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Amico, CEO, President & Director	2006 2005	$168,269 $303,751	$0 $0	0 0	$0 975,000	0 0	0 0	0 0	$168,269 $303,751

Nicholas Fenelli, Vice President & COO	2006 2005	$96,798 $78,202	$0 $0	0 0	$24,000 $53,500	0 0	0 0	0 0	$96,798 $78,202

Robert M. Watson. CEO, President & Director	2006 2005	$11,538 $0	$50,000 0		$45,000 0	0 0	0 0	0 0	$61,538 0

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

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Andrew Guzzetti	-	20,000	$32,800	0	0	0	$32,800
Robert M. Watson	-	0	-	0		0	-
James Hudson (1)	-	35,000	$52,300	0	0	0	$52,300
William Hungerville (1)	-	35,000	$52,300	0	0	0	$52,300
D. Barney Harris(1)	-	35,000	$52,300	0	0	0	$52,300
Fil Filipov	-	0	-	0	0	0	-
Robert Borski	-	20,000	$32,800	0	0	0	$32,800
Peter Amico, Jr,	-	0	-	0	0	0	-

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

The $51,562 amount was originally satisfied by the issuance of 100,000 shares of preferred stock. Early in 2007 it was determined that the issuance of preferred stock to satisfy preferred dividends is not permitted by the certificate of incorporation. The 100,000 preferred shares were, therefore, retrieved and will be replaced in 2007 by 136,041 shares of common stock. The $112,500 dividend payment will be made in 2007 by the issuance of 218,742 shares of common stock.

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

10.9
Series B Unsecured Convertible Debenture and Warrants Purchase Agreement dated May 31, 2005, by and between Airtrax, Inc. and the investor named on the signature page thereto, filed as an exhibit to the Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by reference.

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

AIRTRAX, INC.

February 12, 2008	By:	/s/ ROBERT M. WATSON
Robert M. Watson
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial and Accounting Officer)