Form 10QSB/A
period 2007-09-30
AIRTRAX INC
filed 2008-02-15
CIK 1081372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

On November 2, 2007, as a result of this analysis, we noted that our previously filed financial statements in the annual reports for the years ended December 31, 2004, 2005and 2006 filed on Form 10-KSB, together with the quarterly reports on Form 10-QSB for the quarters ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007 (collectively, the “Reports”) could no longer be relied upon.  We sent a formal letter request to the Office of the Chief Accountant (OCA) of the Security and Exchange Commission (SEC) dated December 17, 2007, petitioning the OCA to waive the requirement to file separate amended and restated Reports for the periods noted above, and instead file a comprehensive amended and restated comparative Form 10-KSB for the years ended December 31, 2006 and 2005, along with certain comprehensive financial information and disclosures for 2004, and comprehensive amended and restated comparative Form 10-QSBs for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007 along with certain comprehensive financial information and disclosures for 2005. This waiver was granted by the OCA on December 27, 2007. This restatement is required to properly reflect our financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer due to the revised interpretation and implementation of the Derivative Accounting Pronouncements.

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

The February 2007 convertible debt issuance includes certain variable conversion pricing which results in the actual maximum number of potential shares needed to satisfy the conversion of such debt to be unknown and not quantifiable at the date of issuance.  EITF 00-19-2 specifies that debt issuances with variable conversion pricing for which there is no established “floor” in the conversion pricing, and where the maximum number of shares needed to satisfy the conversion of such debt is not known, should be accounted for as derivative liabilities and revalued at the end of each reporting period. When a derivative classified as a liability is exercised, cancelled, or the maximum number of shares needed to satisfy the conversion of such debt is known, the fair value of the derivative, as determined at that time, is revalued and transferred to equity, and is no longer revalued.  To the extent that the initial fair values of the derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized for the excess. As of September 30, 2007, we recognized in the statement of operations, excess costs over debt proceeds of $1,401,901 related to the excess of derivative liabilities over the net proceeds received for the February 2007 debt issuance.  The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on the classification previously elected for the host instrument.

            EITF 00-19-2 specifies that the contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”  EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This EITF is effective January 1, 2007, and has been adopted and implemented by the Company.

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

For the convenience of the reader, this Form 10-QSB/A sets forth the original Form 10-QSB in its entirety. However, this Form 10-QSB/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-QSB is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of Part II to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively .

AIRTRAX, INC.
Quarterly Report on Form 10-QSB/A
For the Periods Ending September 30, 2007 and 2006
Table of Contents

PART I.  FINANCIAL INFORMATION

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Airtrax Inc.
Balance Sheets
September 30, 2007 and December 31, 2006
Restated

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited )
ASSETS
Current assets
Cash	$466,129	$327,737
Accounts receivable	53,078	50,704
Inventory	1,040,100	1,049,457
Prepaid expenses	22,793
Vendor advances	163,268	103,628
Deferred tax asset	1,212,741	919,889
Total current assets	2,958,109	2,451,415

Fixed assets	645,512	623,136
Less, accumulated depreciation	(394,566	(339,216)
Net fixed assets	250,946	283,920
Other assets
Deferred financing costs & other	275,701	133,918
Prepaid interest	368,563
Patents – net	136,476	148,151
Total other assets	780,740	282,069
TOTAL ASSETS	3,989,795	$3,017,404
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$373,173	$1,097,361
Accrued liabilities	1,077,788	437,140
Shareholder loans payable	40,713	75,713
Current portion-convertible debt, net of discount	2,143,828	1,830,200
Derivative liability-warrants and conversion privileges	2,189,123	236,144

Total current liabilities	5,824,625	3,676,558

Long term convertible debt, net of discount	1,467,383	531,542
TOTAL LIABILITIES	7,292,008	4,208,100

Stockholders’ deficiency
Preferred stock – authorized; 5,000,000 shares, no par value, 275,000 issued and outstanding	12,950	12,950
Common stock – authorized, 100,000,000 shares; no par value, issued and outstanding – 25,884,072 and 24,260,352, respectively	22,372,759	21,520,559
Paid in capital – options	1,417,660	1,407,299
Paid in capital – warrants	2,290,939	2,315,935
Accumulated deficit	(29,396,521)	(26,447,439)
Total stockholders’ deficiency	(3,302,213)	(1,190,696)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,989,795	$3,017,404

The accompanying notes are an integral part of these financial statements.

Airtrax Inc.
Statements of Operations
Three and Nine Month Periods Ended
September 30, 2007 and 2006
Unaudited and Restated

	Three Month Period Ended September 30		Nine Month Period Ended September 30,
	2007	2006	2007	2006

Revenues	$269,022	$-	$523,082	$1,271,277
Cost of sales	204,496	-	488,999	1,193,815
Gross profit	64,526		34,083	77,462

Operating and administrative expenses
General and administrative costs	876,732	1,233,830	2,374,202	3,068,523
Impairment of Filco advances	-	1,000,000	-	2,000,000

Total operating expenses	876,732	2,233,830	2,374,202	5,068,523

Operating loss	(812,206	(2,233,830)	(2,340,119)	(4,991,061)

Other income <expense>, net
Interest expense	(167,083)	(58,045)	(446,290)	(165,320)
Revaluation income	691,672	331,604	2,761,229	814,045
Amortization of financing costs	(98,178)	(88,056)	(253,768)	(346,824)
Amortization of debt discounts	(472,790)	(141,375)	(1,151,331)	(359,200)
Liquidated damages	(81,000)		(443,000)	(214,247)
Settlement expenses	-	(226,485)	-	(290,801)
Excess cost of liabilities over proceeds	-	-	(1,401,901)	-
Other income	9,590	-	33,246	85
Total other income <expense>, net	(117,789)	(182,357)	(901,815)	(562,262)

Net loss before taxes	(929,995)	(2,416,187)	(3,241,934)	(5,553,323)

Income tax benefit (State): Current	141,196	196,477	292,852	545,727

Net loss before dividends	(788,799)	(2,219,710)	(2,949,082)	(5,007,596)
Deemed dividends on preferred stock	-	-	-	303,110

Net loss attributable to common stockholders	(788,799)	(2,219,710)	(2,949,082)	(5,310,706)

Preferred stock dividends paid				112,500

Deficit attributable to common stockholders	$(788,799)	$(2,219,710)	$(2,949,082)	$(5,423,206)

Net loss per share - basic and diluted

Loss attributable to common stockholders	$(788,799)	$(2,219,710)	$(2,949,082)	$(5,310,706)

Adjustment for preferred stock dividends accumulated	(17,188)	(17,188)	(51,563)	(51,563)

Net loss attributable to common stockholders	$(805,987)	$(2,236,898)	$(3,000,645)	$(5,362,269)

Net loss per share - basic and diluted	$(0.03)	$(0.11)	$(0.12)	$(0.24)

Weighted average shares outstanding	25,294,876	20,951,187	24,890,142	22,694,207

The accompanying notes are an integral part of these financial statements.

Airtrax Inc.
Statements of Cash Flows
For The Nine Months Ended September 30, 2007 and 2006
Unaudited and Restated

	2007	2006
Cash flows from operating activities:
Net loss	$(2,949,082)	$(5,310,706)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	56,365	46,125
Amortization of debt discounts	1,405,099	706,024
Excess costs of liabilities over proceeds	1,401,901
Impairment of Filco advances		2,000,000
Common stock issued in settlement of obligations for interest	15,736	66,160
Equity securities issued for services	597,531	1,325,264
Expense of settling liquidated damages	442,613	316,110
Deemed dividend on preferred stock		303,110
Amortization of prepaid interest	146,543
Increase in accrual of deferred tax benefit	(292,852)	(545,727)
Revaluation of liabilities for warrants and conversion privileges	(2,761,229)	(814,045)
Interest accrual on shareholder loan	(22,793)	9,193

Changes in assets liabilities:
Increase in accounts receivable	(2,375)	(98,641)
Increase in vendor advances	(59,640)	(42,128)
(Decrease) increase in accounts payable	(596,424)	219,247
Increase in prepaid expense	(22,793)
Increase (decrease) in accrued liabilities	106,726	(65,579)
Increase in inventory	9,357	570,495

Net cash used in operating activities	(2,525,317)	(1,315,098)

Cash flows from investing activities:
Acquisition of equipment	(22,376)	(12,649)
Additions to patent cost	(1,015)	(6,800)
Net cash used in investing activities	(23,391)	(19,449)

Cash flows from financing activities:
Proceeds from convertible debt	-	1,219,800
Proceeds from the sale of common stock	2,822,100	65,500
Proceeds from warrant extensions	-	117,000
Proceeds from bank loan	-	13,900
Payment of convertible debt	(100,000)	-
Proceeds from notes payable to related parties	-	69,813
Payment of notes payable to related parties	(35,000)	(170,754)
Net cash provided by financing activities	2,687,100	1,315,259

Net increase (decrease) in cash	138,392	(19,288)
Cash, beginning of year	327,737	19,288
Cash, end of year	$466,129	$-

The accompanying notes are an integral part of these financial statements.

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(Unaudited)

NOTE 1–BASIS OF PRESENTATION AND BUSINESS

The unaudited  interim amended and restated financial statements of Airtrax, Inc. (“the Company”) as of September 30, 2007,  and for the three and nine  months ended September 30, 2007 and 2006 (restated),  have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  At September 30, 2007, the Company had a working capital deficit of $2,866,516, and a retained deficit of $29,396,521 .

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

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited quarterly financial statements should be read in conjunction with the amended and restated audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB/ A for the year ended December 31, 2006.

NOTE 2– RESTATEMENTS

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

On November 2, 2007, as a result of this analysis, the Company filed a Form 8-K noting that its previously filed financial statements in the annual reports for the years ended December 31, 2004, 2005 and 2006 filed on Form 10-KSB, together with the quarterly reports on Form 10-QSB for the quarters ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007(collectively, the “Reports”) could no longer be relied upon.  The Company sent a formal letter request to the Office of the Chief Accountant (OCA) of the Security and Exchange Commission (SEC) dated December 17, 2007,  petitioning the OCA to waive  the requirement to file separate amended and restated Reports for the periods  noted above, and instead, file a comprehensive amended and restated  comparative Form 10-KSB for the years ended December 31, 2006 and 2005, along with certain comprehensive financial information and disclosures for 2004, and comprehensive amended and restated  comparative Form 10-QSBs for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007 along with certain comprehensive financial information and disclosures for 2005. This waiver was received from the OCA on December 27, 2007.

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(Unaudited)

The February 2007 convertible debt issuance includes certain variable conversion pricing which results in the actual maximum number of potential shares needed to satisfy the conversion of such debt to be unknown and not quantifiable at the date of issuance.  EITF 00-19-2 specifies that debt issuances with variable conversion pricing for which there is no established “floor” in the conversion pricing, and where the maximum number of shares needed to satisfy the conversion of such debt is not known, should be accounted for as derivative liabilities and revalued at the end of each reporting period. When a derivative classified as a liability is exercised, cancelled, or the maximum number of shares needed to satisfy the conversion of such debt is known, the fair value of the derivative, as determined at that time, is revalued and transferred to equity, and is no longer revalued.  To the extent that the initial fair values of the derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized, for the excess. As of September 30, 2007, the Company recognized in the statement of operations excess costs over debt proceeds of $1,401,901 related to the excess of derivative liabilities over the net proceeds received for the February 2007 debt issuance.  The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on the classification previously elected for the host instrument.

The restatement is required to properly reflect the Company’s financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer, and those involving variable conversion pricing, due to the revised interpretation and implementation of the Derivative Accounting Pronouncements.

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

The effects of these changes on the Company’s previously issued unaudited September 30, 2007 and 2006 financial statements and the related disclosures included elsewhere in the notes to financial statements, along with the comprehensive disclosures of the restated financial statements as of September 30, 2005, are as follows:

The effect on the Company's previously issued September 30, 2007;

The effect on the Company's previously issued September 30, 2007;

Balance Sheet as of September 30, 2007

	Previously	Increase			As
	Reported	(decrease)			Restated

Deferred financing fees	$2,642,050	$(2,366,349)	(1)		$275,701

Total assets	$6,356,144	$(2,366,349)			$3,989,795

Current portion-convertible debt, net of discounts	$2,183,297	$(39,469)	(1)		$2,143,828

Derivative liability-warrants and conversion privileges	1,047,814	1,141,309	(2	)(3)	2,189,123

Total current liabilities	4,722,785	1,101,840			5,824,625

Long term-convertible debt, net of discounts	3,734,039	(2,266,656)	(1)		1,467,383

Total liabilities	8,456,824	(1,164,816)			7,292,008

Paid in capital-warrants	4,729,407	(2,438,468)	(3)		2,290,939

Accumulated deficit	(30,633,456)	1,236,935	(4)		(29,396,521)

Total stockholders deficiency	(2,100,680)	(1,201,533)			(3,302,213)

Total Liabilities and stock holders deficiency	$6,356,144	$(2,366,349)			$3,989,795

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(Unaudited)

Statement of Operations for the Nine Month Period Ended September 30, 2007

	Previously	Increase		As
	Reported	(decrease)		Restated

General and administrative costs	$(2,817,202)	$443,000	(13)	$(2,374,202)

Operating loss	(2,783,119)	443,000		(2,340,119)

Other Income and Expense:
Revaluation income	566,862	2,194,367	(11)	(2,761,229)

		(60,224)	(15)
Amortization of defered financing fees	(1,344,875)	1,151,331	(14)	(253,768)
Amortization of debt discounts	-	(1,151,331)	(14)	(1,151,331)

Excess discounts expensed	-	(1,401,901)	(6)	(1,401,901)

Liquidated damages	-	(443,000)	(13)	(443,000)

Total other expense, net	(1,191,057)	289,242		(901,815)

Net loss before taxes	$(3,974,176)	$732,242		$(3,241,934)

Loss per share-basic and diluted	$(0.16)	$0.03		$(0.13)

Statement of Operations for the Three Month Period Ended September 30, 2007

	Previously	Increase		As
	Reported	(decrease)		Restated

General and administrative costs	$(957,732)	$81,000	(13)	$(876,732)

Operating loss	(893,206)	81,000		(812,206)

Other Income and Expense:
Revaluation income	181,786	509,886	(11)	691,672

		(46,889)	(15)
Amortization of defered financing fees	(524,079)	472,790	(14)	(98,178)
Amortization of debt discounts	-	(472,790)	(14)	(472,790)

Liquidated damages	-	(81,000)	(13)	(81,000)

Total other expense, net	(499,686)	381,897		(117,789)

Net loss before taxes	$(1,392,892)	$462,897		$(929,995)

Loss per share-basic and diluted	$(0.06)	$0.02		$(0.04)

Statement of Cash Flows for the Nine Months Ended September 30, 2007

	Previously	Increase		As
	Reported	(decrease)		Restated

Net loss	$(3,681,324)	$732,242		$(2,949,082)

Amortization of debt discounts and fees	1,344,875	60,224	(7)	1,405,099
Excess discounts expensed during this period	-	1,401,901	(6)	1,401,901
Revaluation of liabilities for warrants and
	(566,862)	(2,194,367)	(3)	(2,761,229)

Net cash used in operating activities	$(2,525,317)	$-		$(2,525,317)

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(Unaudited)

The effect on the Company's previously issued September 30, 2006

Statement of Operations for the nine months ended September 30, 2006

	Previously	Increase			As
	Reported	(Decrease)			Restated

General and administrative costs	$(3,149,144)	$80,621	(8	) (13)	$(3,068,523)

Operating loss	(5,071,682)	80,621			(4,991,061)

Other income expense:

Amortization of defferred financing fees	(706,024)	359,200	(14)		(346,834)
Amortization of debt discount and financing costs	-	(359,200)	(10)		(359,200)

Liquidated damages	(424,427)	210,180			(214,247)

Settlement expenses	-	(290,801)			(290,801)

Total other expense, net	(481,641)	(80,621)			(562,262)

Net loss before taxes	$(5,553,323)	$-			$(5,553,323)

Loss per share-basic and diluted	$(0.24)	$-			$(0.24)

Statement of Operations for the three months ended September 30, 2006

	Previously	Increase			As
	Reported	(Decrease)			Restated

General and administrative costs	$(1,224,433)	$(9,397)	(8	)(13)	$(1,233,830)

Operating loss	(2,224,433)	(9,397)			(2,233,830)

Other income and expense:

Revaluation income	90,519	241,085	(11)		331,604

Amortization of financing costs	(229,431)	141,375	(14)		(88,056)
Amortization of debt discounts	-	(141,375)	(14)		(141,375)

Liquidated damages	(235,612)	235,612	(16)		-

Settlement expenses	-	(226,485)	(13)		(226,485)

Total other expense (net)	(432,569)	250,212			(182,357)

Net loss before taxes	$(2,657,002)	$240,815			$(2,416,187)

Loss per share-basic and diluted	$(0.13)	$0.01			$(0.12)

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(Unaudited)

Adjustments were made to record

(1)
Issuance costs of debt obligations have been separately reported on the balance sheet as deferred financing fees.  The value of derivatives and other securities accompanying debt issuances have been subtracted from the issuance proceeds and the remaining amounts reported as convertible debt.  The combined total of the issuance costs and the values of derivatives and other securities accompanying debt issuances are being amortized over the terms of the issues.  The adoption of this procedure resulted in adjustments to deferred financing costs and the carrying amounts of the debt issuances.

(2)	The increase in the derivative liability account is principally the result in a change to a more appropriate Black Scholes model for valuing conversion privileges.

(3)
The warrants that accompanied the February 2007 convertible debt issue were erroneously recorded in an equity account, rather than as a derivative liability.  Simultaneously with this correction, which increased the balance of the derivative liability account, the warrants were revalued, increasing revaluation income and reducing the derivative liability accounts.

(4)	The accumulated deficit is the combined result of a restatement reduction in the 2006 balance ($504,693) and the current restatement of the results of operations ($732,242).

(5)	Amortization of deferred financing fees has been reclassified to a separate expense category. In addition, a $60,224 error was corrected in the calculation of the amortization.

(6)
The initial values of the derivative liabilities stemming from the February 2007 convertible debt issue exceeded the net proceeds received by $1,401,901.  This excess was erroneously not previously recorded.  It has now been corrected.

(7)	Correction of an error in the calculation of amortization of debt discounts and fees.

(8)
Operating expense has been reduced, reflecting a change in the accounting for conversion privileges.  Previously, the value of such privileges were treated as liabilities and charged to expense.  Many of these privileges are now classified as equity.  When debt was issued to settle liquidated damages, the expense charge was to settlement charges.  These charges were reduced as a result of this change in accounting.

(9)
Conversion privileges were previously treated as liabilities and conversion expense charged.  The privileges associated with many of these issues are now judged to be items of equity and there is no expense charge.

(10)
In the past, issuance cost and debt discounts were written off in the periods in which they were incurred.  This practice has been corrected so that they are now amortized over the lives of the related debt.

(11)
The derivatives associated with most of the securities issues are now classified as equity.  Previously many of them were classified as liabilities subject to periodic revaluation.  This latter practice resulted in significant revaluation adjustments.  Under present procedures, such adjustments are limited in amount.

(12)	Correction of an error in reporting the change in accrued liabilities.

(13)	Liquidated damages and settlement expenses have been reclassified from operating expenses to separately captioned items in other income (expense).

(14)	Amortization of debt discounts and deferred financing fees have been reclassified to separately captioned items.

(15)	Correction of calculation of amortization.

(16)	Liquidated damages were settled prior to the third quarter of 2006, but were accrued in error.

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

Accounting for Derivatives

The Company’s issuances of convertible debt are accompanied by other financial instruments. These financial instruments include warrants to purchase stock, and the right to convert debt to stock at specified rates (“conversion benefits.”). Pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock, the Company has identified certain embedded and freestanding derivative instruments. Generally, where the ability to physical or “net-share settle” an embedded conversion option or free standing financial instrument is not deemed to be within the control of the Company, the embedded conversion option is required to be bifurcated or separated, and both the freestanding instruments and bifurcated conversion feature are accounted for as derivative liabilities. At each reporting date, the Company estimates the fair values of all derivatives, and changes in the fair value are charged to operations.

Under EITF 00-19, warrants are considered free-standing instruments in that they are legally detachable and separately exercisable. The conversion benefits, which are embedded in these debt issues, derive value from the relationship between the stock price and debt conversion price, and are considered embedded derivatives under the provisions of SFAS 133. The fair values of both the warrants and conversion benefits are calculated using a Black-Schools Model, taking into consideration factors such as the underlying price of the common stock, the exercise price for warrants or the conversion price for the conversion benefit, the stock volatility, and the risk-free interest rates available for comparable time periods.

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

If the decision to settle the outstanding liability remains with the Company, the value of the warrants should be recorded in an equity account. The identification of the settlement provisions being controlled by the Company under certain debt issuances resulted in the Company determining that the warrants should be reflected in the restated Reports as components of equity, as compared to having been previously recorded as liabilities with non-cash charges and/or credits to earnings as a result of being marked to market for each period presented.  As of September 30, 2007 and 2006, the Company recognized and recorded the value of certain warrants as equity of $2,290,939 and $2,273,733, respectively, in the accompanying financials.

EITF 00-19-2 specifies that the contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The Company previously adopted the provisions of EITF 00-19-2 for the reporting period effective January 1, 2007 , and does not estimate that any additional contingency accruals and/or disclosures would be required to be included in the Company’s restated Reports other than those items expected to be reflected in the respective amended and restated Reports.

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

The February 2007 convertible debt issuance includes certain variable conversion pricing which results in the actual maximum number of potential shares needed to satisfy the conversion of such debt to be unknown and not quantifiable at the date of issuance.  EITF 00-19-2 specifies that debt issuances with variable conversion pricing for which there is no established “floor” in the conversion pricing, and where the maximum number of shares needed to satisfy the conversion of such debt is not known, should be accounted for as derivative liabilities and revalued at the end of each reporting period. When a derivative classified as a liability is exercised, cancelled, or the maximum number of shares needed to satisfy the conversion of such debt is known, the fair value of the derivative, as determined at that time, is revalued and transferred to equity, and is no longer revalued.  To the extent that the initial fair values of the derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized, for the excess. As of September 30, 2007, the Company recognized in the statement of operations excess costs over debt proceeds of $1,401,901 related to the excess of derivative liabilities over the net proceeds received for the February 2007 debt issuance.  The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on the classification previously elected for the host instrument.

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(Unaudited)

For embedded and free standing derivatives valued as of September 30, 2007 and 2006, the Company has recognized in the statement of operations, revaluation income of $2,761,229 and $ 814,045, respectively, for the nine months ended September 30, 2007 and 2006. In addition, the Company recognized a derivative liability in the accompanying balance sheet for conversion privileges and warrants of $2,189,127 in 2007 and $640,452 in 2006.

The estimated fair values of the derivatives have been calculated based on the Black-Scholes Model, using the following assumptions as of September 30:

	2007	2006
Fair Value of Stock	$ .30	$ .95
Exercise Price	$ .45 - $1.25	$1.56- $1.65
Dividend Yield	0%	0%
Risk Free Interest Rate	4. 33% -4. 65%	4.717
Expected Volatility	88.13%	89.68%
Expected Life-Years	1.42-4.15 years	2.38-2.85 years

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

Warrants

The Company has issued warrants both as part of “stock units”, and as an integral part of convertible note issues.  The value of the warrants and conversion options which are classified as liabilities are revalued each reporting period.  These values are determined by a Black-Scholes Model, consistent with 2006.  The Company’s recording of a liability for these Registration Payment Arrangements (RPA’s) follow the guidelines in SFAS 5, “Accounting for Contingencies.”  However, the amendment to the original EITF 00-19 will not affect the recording of derivatives as the “RPA’s” were not the sole determining factor in prior decisions about derivative classification, as is emphasized in the amended EITF. The following is a schedule of changes in warrants outstanding through the third quarter of 2007 which included the issuance of 200,000 warrants on August 26, 2007 with a five year life and an exercise price of $1.00 completed during the quarter ended September 30, 2007.  Each of these warrants is exercisable over five year periods from dates of issuance at prices ranging from $0.45-$1.56 per share.

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(Unaudited)
The following summaries the 2007 Warrant issuance activity:

Balance, December 31, 2006	10,383,323
Warrants Issued-February 2007	16,595,732
Warrants Issued-Placement Agent	715,333
Warrant Issuance-August 26, 2007	200,000
Total Warrant Issuances-2007	17,511,065
Balance, September 30, 2007	27,894,388

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

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform   to the 2007 financial statement presentation.

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

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)

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

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)
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

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)

On July 7, 2007 issued 147,059 shares of common stock in lieu of $50,000 in service agreement fees with an investor relations firm.

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

Airtrax, Inc.
Notes to the Financial Statements
September 30, 2007
(unaudited)
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

We have incurred losses and experienced negative operating cash flows since our inception. For the twelve-month periods ended December 31, 2006 and 2005, we had net losses attributable to common shareholders of approximately $ 6. 2 million and $ 11.7 million, respectively. The net loss in both periods includes expenses related to the accounting for and the write-down of the previous advances to Filco of $2.0 million in 2006 and $4.7 million in 2005 .  We expect to continue to incur significant expenses.  Our operating expenses have been and are expected to continue to outpace revenue and result in additional losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with several prospective lenders, we do not currently have commitments for these funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms.

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

Operating and administrative expenses, which include administrative salaries, depreciation and other expenses for the three month period ended September 30, 2007 totaled $876,732, which represents a decrease of approximately $1,357,098 from $2,233,830 incurred in the three month period ended September 30, 2006.  The decrease is primarily due to the $1,000,000 impairment charge incurred in the three month period in 2006, and higher general and administrative expenses recorded in the three months ended September 30, 2006.

Other Income (Expense), Net

Other Income (Expense) for the three month periods includes interest expense and interest income along with amortization of financing costs and debt discounts, liquidated damages, settlement expenses, and revaluation income from conversion benefits related to accounting for derivative financial instruments.  For the three months ended September 30, 2007, total other income (expense) was ($117,789) compared to expenses of ($182,357) for the three months ended September 30, 2006, a decrease in expense of $64,568.  The decrease in the quarter is primarily due to revaluation income of $691,672 compared to $331,604 for the third quarter of 2006, offset by increases in interest expense ($167,018) compared to ($58,045) in the prior year, amortization of financing costs ($98,172) compared with ($88,056) in the prior year, amortization of debt discounts of ($472,790) compared to ($141,375) in the same three month period in 2006 and liquidating damages of ($81,000) during the current quarter compared with no similar expense in the third quarter of 2006.  There were no settlement expenses during the current quarter compared to ($226,485) incurred in the third quarter of 2006.

Loss Attributable to Common Shareholders

Loss attributable to common shareholders for the three-month period ended September 30, 2007 was $788,789 compared with loss of $2,219,710 for the same period in 2006.  The decrease in loss of approximately $1,430,921 for the three months ended September 30, 2007 is due primarily to no revenues being generated in 2006, the $1,000,000 impairment charge and higher general and administrative expenses recorded in the three months ended September 30, 2006.

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

Operating and administrative expenses, which include administrative salaries, depreciation and other expenses for the nine month period ended September 30, 2007 totaled $2,374,202, which represents a decrease of approximately $2,694,321 from $5,068,523 incurred in the nine month period ended September 30, 2006.  The decrease is primarily due to the $2,000,000 impairment charge and higher general and administrative expenses recorded in the nine months ended September 30, 2006.

Other Income (Expense), Net

Other income (expense) for the nine month periods include interest expense and interest income, amortization of financing costs and debt discounts, liquidated damages, settlement expenses, revaluation income from conversion benefits related to accounting for derivative financial instruments and excess debt discount in excess of proceeds.  For the nine months ended September 30, 2007, total other income (expense) was ($901,815) compared to ($562,262) for the nine months ended September 30, 2006, a decrease in expense of $339,553.  The decrease in expense is primarily due to revaluation income of $2,761,229 compared to $814,045 for the same nine month period in 2006, offset by increases in interest expense ($446,290) compared to ($165,320) in same nine month period in 2006, amortization of debt discounts of ($1,151,331) compared to ($359,200) in same nine month period in 2006, liquidating damages of ($443,000) compared to ($214,247) incurred in the same nine month period in 2006 and excess debt discounts in excess of proceeds of ($1,401,901) incurred in the current nine month period September 30, 2007.  Amortization of financing costs for the nine months ended September 30, 2007 were ($253,768) compared to ($346,824) for same nine month period in 2006.  There were no settlement expenses during the current period compared to ($290,801) incurred in the nine months ended September 30, 2006

Loss Attributable to Common Shareholders

Loss attributable to common shareholders for the nine month period ended September 30, 2007 was $2,949,082 compared with loss a of $5,310,706 for the same period in 2006.  The decrease in loss of approximately $2,361,624 for the nine months ended September 30, 2007 is primarily due to the $2,000,000 impairment charge and higher general and administrative expenses recorded in the nine months ended September 30, 2006.

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

As of September 30, 2007, our working capital deficit was $ 2,866,516 million.  Fixed assets, net of accumulated depreciation, as of September 30, 2007 and 2006, amounted to $250,946 and $283,920, respectively.  Current liabilities as of September 30, 2007 were $ 5,824,625 million compared with $ 3,676,588 as of September 30, 2006.  Current liabilities in 2007 and 2006 include liabilities for warrants and conversion rights of $ 2,189,123 and $ 236,144 , respectively.

Off-Balance Sheet Arrangements.

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, results of operations, liquidity or capital expenditures.

Liquidated Damages

In connection with financings we entered into with various investors in November 2004, October 2005, and February 2007, we provided such investors registration rights.  Pursuant to those registration rights, in the event that we did not file a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities or have such registration statement effective by another date, we agreed to pay to such investors liquidated damages. On May 4, 2007, we filed such registration statement, and now are able to estimate these damages with reasonable accuracy.  Accordingly, we accrued $362,000 in the first six months of 2007 and $81,000 for the quarter ended September 30, 2007.  There is no assurance that this amount will be sufficient, nor based on the timing of declaring the current registration statement effective, in excess of the amount required.

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

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No.  144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, we evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the nine month periods presented ended September 30, 2007,  and impairment reserves of $2,000,000 were recorded for the nine months ended September 30, 2006.

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

Under EITF 00-19, warrants are considered free-standing instruments in that they are legally detachable and separately exercisable. The conversion benefits, which are embedded in these debt issues, derive value from the relationship between the stock price and debt conversion price, and are considered embedded derivatives under the provisions of SFAS 133. The fair values of both the warrants and conversion benefits are calculated using a Black- Scholes Model, taking into consideration factors such as the underlying price of the common stock, the exercise price for warrants or the conversion price for the conversion benefit, the stock volatility, and the risk-free interest rates available for comparable time periods.

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

EITF 00-19-2 specifies that the contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”  EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. We previously adopted the provisions of EITF 00-19-2 for the reporting period beginning January 1, 2007 , and do not estimate that any additional contingency accruals and/or disclosures would be required to be included in our restated Reports other than those items expected to be reflected in the respective amended and restated Reports.

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

The February 2007 convertible debt issuance includes certain variable conversion pricing which results in the actual maximum number of potential shares needed to satisfy the conversion of such debt to be unknown and not quantifiable at the date of issuance.  EITF 00-19-2 specifies that debt issuances with variable conversion pricing for which there is no established “floor” in the conversion pricing, and where the maximum number of shares needed to satisfy the conversion of such debt is not known, should be accounted for as derivative liabilities and revalued at the end of each reporting period. When a derivative classified as a liability is exercised, cancelled, or the maximum number of shares needed to satisfy the conversion of such debt is known, the fair value of the derivative, as determined at that time, is revalued and transferred to equity, and is no longer revalued.  To the extent that the initial fair values of the derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized, for the excess. As of September 30, 2007, we recognized in the statement of operations excess costs over debt proceeds of $1,401,901 related to the excess of derivative liabilities over the net proceeds received for the February 2007 debt issuance.  The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on the classification previously elected for the host instrument.

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No.  128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (SAB) No. 98, both basic and diluted loss per share (“EPS”) are presented on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. We have excluded all common stock equivalents arising from outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of September 30, 2007 and 2006, we had approximately  24,890,142 and 22,694,207 weighted average number of shares, respectively, outstanding and used in both the Basic and Diluted EPS calculation.

Reclassifications

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 consolidated financial statement presentation.

Recent Accounting Pronouncement

The Financial Accounting Standards Board (FASB) has recently issued FASB Staff Position EITF 00-19-2 which modifies the accounting treatment of derivatives that flow from financings involving embedded derivatives. This Staff Position is effective for financial statements for periods beginning January 1, 2007.  Adoption of this staff position has not caused any change in the quarter or nine month period ended September 30, 2007 in the way we account for derivatives.  We have reviewed other accounting pronouncements issued during 2006 and 2007,  and have concluded that they will have no effect on our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company, under the supervision and with the participation of its management, including the recently appointed principal executive officer and acting principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this report (the “Disclosure Controls”). Based upon the Disclosure Controls evaluation, the recently appointed principal executive officer and acting principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective in connection with preparing this Quarterly Report on Form 10-QSB due to a material weakness in the Company’s internal control over financial reporting, mainly its financial closing, review and analysis process and its ability to maintain adequate records. The Company determined that a restatement of its financial statements was necessary due to the issuance of convertible debentures and warrants (collectively, the “Securities”) in various private placements over the last three years. This restatement is required to properly reflect the Company’s financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer due to the revised interpretation and implementation under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, the Emerging Issues Task Force issued EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

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

AIRTRAX, INC.

Date: February 15, 2008	By:	/s/ ROBERT M.WATSON
Robert M. Watson
President, Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)