Form 10QSB/A
period 2007-03-31
AIRTRAX INC
filed 2008-03-13
CIK 1081372

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

On November 2, 2007, as a result of this analysis, we noted that our previously filed financial statements in the annual reports for the years ended December 31, 2004, 2005 and 2006 filed on Form 10-KSB, together with the quarterly reports on Form 10-QSB for the quarters ending March 31, 2005, March 31, 2005, September 30, 2005, March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007 (collectively, the “Reports”) could no longer be relied upon.  We sent a formal letter request to the Office of the Chief Accountant (OCA) of the Security and Exchange Commission (SEC) dated December 17, 2007, petitioning the OCA to waive the requirement to file separate amended and restated Reports for the periods noted above, and instead file a comprehensive amended and restated comparative Form 10-KSB for the years ended December 31, 2006 and 2005, along with certain comprehensive financial information and disclosures for 2004 , and comprehensive amended and restated comparative Form 10-QSBs for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007 along with certain comprehensive financial information and disclosures for 2005 . This waiver was granted by the OCA on December 27, 2007. This restatement is required to properly reflect our financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer due to the revised interpretation and implementation of the Derivative Accounting Pronouncements.

Under EITF 00-19, warrants are considered free-standing instruments in that they are legally detachable and separately exercisable. The conversion benefits, which are embedded in these debt issues, derive value from the relationship between the stock price and debt conversion price, and are considered embedded derivatives under the provisions of SFAS 133. The fair values of both the warrants and conversion benefits are calculated using a Black-Scholes Model, taking into consideration factors such as the underlying price of the common stock, the exercise price for warrants or the conversion price for the conversion benefit, the stock volatility, and the risk-free interest rates available for comparable time periods.

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

The February 2007 convertible debt issuance includes certain variable conversion pricing which results in the actual maximum number of potential shares needed to satisfy the conversion of such debt to be unknown and not quantifiable at the date of issuance.  EITF 00-19-2 specifies that debt issuances with variable conversion pricing for which there is no established “floor” in the conversion pricing, and where the maximum number of shares needed to satisfy the conversion of such debt is not known, should be accounted for as derivative liabilities and revalued at the end of each reporting period. When a derivative classified as a liability is exercised, cancelled, or the maximum number of shares needed to satisfy the conversion of such debt is known, the fair value of the derivative, as determined at that time, is revalued and transferred to equity, and is no longer revalued.  To the extent that the initial fair values of the derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized for the excess. As of March 31, 2007, we recognized in the statement of operations, excess costs over debt proceeds of $1,401,901 related to the excess of derivative liabilities over the net proceeds received for the February 2007 debt issuance.  The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

For the convenience of the reader, this Form 10-QSB/A sets forth the original Form 10-QSB in its entirety. However, this Form 10-QSB/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-QSB is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of Part II to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

AIRTRAX, INC.
Quarterly Report on Form 10-QSB/A
For the Periods Ending March  31,  2007 and 2006
Table of Contents

PART I.  FINANCIAL INFORMATION

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Airtrax Inc.
Balance Sheets
March 31,2007 and December 31,2006
(Restated)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$1,913,310	$327,737
Accounts receivable	50,704	50,704
Inventory	1,112,830	1,049,457
Vendor Advances	140,268	103,628
Deferred tax asset	1,001,256	919,889
Total current assets	4,218,368	2,451,415

Fixed assets	604,686	623,136
Less: accumulated depreciation	(339,216)	339,216
Net fixed assets	265,470	283,920
Other assets:
Deferred financing costs	465,849	133,918
Prepaid interest	487,857	-
Patents – net	143,921	148,151
Total other assets	1,097,627	282,069
TOTAL ASSETS	$5,581,465	$3,017,404

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$826,524	$1,097,361
Accrued liabilities	307,666	437,139
Current convertible debt, net of discount	1,830,256	1,830,200
Shareholder loans payable	40,713	75,713
Derivative liability-warrants and conversion privileges	3,356,251	236,144

Total current liabilities	6,361,410	3,676,557

Long term convertible debt, net of discount	1,087,290	531,542
TOTAL LIABILITIES	7,448,700	4,208,099

Shareholders’ deficiency:
Preferred stock – authorized; 5,000,000 shares, no par value, 275,000 issued and outstanding	12,950	12,950
Common stock – authorized, 100,000,000 shares; no par value, issued and outstanding – 24,715,235 and 21,939,360, respectively	21,778,529	21,520,559
Paid in capital – options	1,417,660	1,407,299
Paid in capital – warrants	2,315,936	2,315,936
Accumulated deficit	(27,392,310)	(26,447,439)
Total shareholders’ deficiency	(1,867,235)	(1,190,695)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$5,581,465	$3,017,404

The accompanying notes are an integral part of these financial statements.

Airtrax Inc.
Statements of Operations
For the Three Month Periods Ended
March 31, 2007 and 2006
(Unaudited and Restated)

	2007	2006

Revenues	$91,385	$658,976
Cost of sales	134,269	527,678
Gross profit	(42,884)	131,298

Operating and administrative expenses	764,963	762,535

Operating loss	(807,847)	(631,237)

Other income (expense), net
Interest expense	(103,442)	(48,751)
Revaluation income	1,618,972	395,222
Amortization of financing costs	(64,969)	(40,565)
Amortization of debt discounts	(284,303)	(132,026)
Liquidated damages	-	(81,800)
Settlement expenses	-	(52,840)
Excess discounts expensed during this period	(1,401,901)	-
Other income	17,252	-
Total other (expense) income, net	(218,391)	39,240

Net loss before taxes	(1,026,238)	(591,997)

Income tax benefit, (State): Current	81,367	84,484

Net loss attributable to common shareholders	(944,871)	(507,513)

Net loss per share - basic and diluted

Loss attributable to common shareholders	$(944,871)	$(507,513)

Adjustment for preferred stock dividends accumulated	$(17,188)	$(17,188)

Net loss attributable to common shareholders	$(962,059)	$(524,701)

Net loss per share - basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding	24,436,655	22,014,543

The accompanying notes are an integral part of these financial statements.

 AIRTRAX, INC.
STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(944,871)	$(507,513)
Adjustments to reconcile net income to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation and amortization	398,135	187,456
Reduction in administrative expenses	-	(68,821)
Options issued for services	-	42,000
Equity securities issued for services	178,257	250,166
Expense of settling certain liquidated damages	-	52,840
Excess discount expense	1,401,901	-

Increase in accrual of deferred tax benefit	(81,367)	(84,484)
Revaluation of liabilities for warrants and conversion privileges	(1,618,972)	(395,222)
Interest accrued on shareholder loan	-	1,739
Changes in current assets and liabilities:
Increase in accounts receivable	-	(39,710)
Increase in vendor advances	(36,640)	-
Increase (decrease) in accounts payable	(228,336)	41,947
(Decrease) increase in accrued liabilities	(106231)	138,471
Decrease (increase) in inventory	(63,373)	39,709
Net cash consumed by operating activities	(1,101,527)	(341,422)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment	-	(10,319)
Net cash consumed by investing activities	-	(10,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of issuance of convertible debt	2,822,100	451,200
Repayment of stockholder loans	(35,000)	(37,447)
Repayment of convertible debt	(100,000)	-
Net cash provided by financing activities	2,687,100	413,753

Net increase in cash	1,585,573	62,012
Balance at beginning of period	327,737	19,288
Balance at end of period	$1,913,310	$81,300

The accompanying notes are an integral part of these financial statements.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2007
(Unaudited)

NOTE 1–BASIS OF PRESENTATION AND BUSINESS

The unaudited  interim amended and restated financial statements of Airtrax, Inc. (“the Company”) as of March 31, 2007,  and for the three and three months ended March 31, 2007 and 2006 (restated),  have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  At March 31, 2007, the Company had a working capital deficit of $2,143,042, and a retained deficit of $ 27,392,310.

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

NOTE 2– RESTATEMENTS

In conjunction with our independent registered public accounting firm and professional advisors, the Company conducted an analysis of our various financial instruments and agreements involving convertible debt and common stock financings accompanied by warrants, with a particular focus on the accounting treatment of derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Emerging Issues Task Force issued EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”) (collectively, the “Derivative Accounting Pronouncements”). Accordingly, certain accounting policies we previously considered to reflect what was deemed to be appropriate at the time when the financings were previously reported, have been modified by recent interpretations, including the Derivative Accounting Pronouncements.

On November 2, 2007, as a result of this analysis, the Company filed a Form 8-K noting that its previously filed financial statements in the annual reports for the years ended December 31, 2004, 2005 and 2006 filed on Form 10-KSB, together with the quarterly reports on Form 10-QSB for the quarters ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007(collectively, the “Reports”) could no longer be relied upon.  The Company sent a formal letter request to the Office of the Chief Accountant (OCA) of the Security and Exchange Commission (SEC) dated December 17, 2007,  petitioning the OCA to waive the requirement to file separate amended and restated Reports for the periods  noted above, and instead, file a comprehensive amended and restated  comparative Form 10-KSB for the years ended December 31, 2006 and 2005, along with certain comprehensive financial information and disclosures for 2004 , and comprehensive amended and restated  comparative Forms 10-QSB for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007 along with certain comprehensive financial information and disclosures for 2005 . This waiver was received from the OCA on December 27, 2007.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2007
(Unaudited)

The February 2007 convertible debt issuance includes certain variable conversion pricing which results in the actual maximum number of potential shares needed to satisfy the conversion of such debt to be unknown and not quantifiable at the date of issuance.  EITF 00-19-2 specifies that debt issuances with variable conversion pricing for which there is no established “floor” in the conversion pricing, and where the maximum number of shares needed to satisfy the conversion of such debt is not known, should be accounted for as derivative liabilities and revalued at the end of each reporting period. When a derivative classified as a liability is exercised, cancelled, or the maximum number of shares needed to satisfy the conversion of such debt is known, the fair value of the derivative, as determined at that time, is revalued and transferred to equity, and is no longer revalued.  To the extent that the initial fair values of the derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized, for the excess. In the first quarter of 2007, the Company recognized in the statement of operations excess costs over debt proceeds of $1,401,901 related to the excess of derivative liabilities over the net proceeds received for the February 2007 debt issuance.  The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is being amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The restatement is required to properly reflect the Company’s financial results for certain non-cash, and non-operational related charges or credits to earnings associated with both embedded and freestanding derivative liabilities, and the accounting for certain derivatives under the control of the issuer, and those involving variable conversion pricing, due to the revised interpretation and implementation of the Derivative Accounting Pronouncements.

The Company has made adjustments to its accounting records in the restated amounts to more fully comply with requirements of the Derivative Accounting Pronouncements, and the Securities and Exchange Commission (SEC) dealing with derivatives.  Among these changes were the balances of derivative liabilities, debt discount, paid in capital-warrants, paid in capital-options ,  revaluation income, and common stock.  The adjustments to the common stock were caused by the elimination of credits to common stock that had resulted principally from the erroneous recognition of liabilities for conversion privileges upon issuances of convertible debt.  These credits were erroneously transferred to pay in capital upon debt conversion.  Other partial offsets to these adjustments affected the amounts of amortization expense and paid in capital-warrants.

The effects of these changes on the Company’s previously issued unaudited March 31, 2007 and 2006 financial statements and the related disclosures included elsewhere in the notes to financial statements, are as follows:

Balance Sheet as of March 31, 2007:

	Previously	Increase		As
	Reported	(decrease)		Restated

Deferred charges	$501,166	$(501,166)	(1)	$-

Deferred financing costs	-	465,784	(1)	465,784

Total assets	$5,616,847	$(35,382)		$5,581,465

Current portion-convertible debt, net of discounts	$2,007,297	$(177,041)	(1)	$1,830,256

Accrued liabilities	364,750	(57,084)	(5)	307,666

Options liability	1,417,660	(1,417,660)	(9)	-

Derivative liability-warrants and conversion privileges	4,996,793	(1,640,542)	(2)	3,356,251

Total current liabilities	9,653,737	(3,292,327)		6,361,410

Long term-convertible debt, net of discounts	4,291,837	(3,204,547)	(1)	1,087,290

Total liabilities	13,945,574	(6,496,874)		7,448,700

Paid in capital-warrants	1,065,264	1,250,672	(2)	2,315,936

Common stock, no par	25,319,211	(3,540,682)	(4)	21,778,529

Paid in capital-options	-	1,417,660	(9)	1,417,660

Accumulated deficit	(34,726,152)	7,333,842	(3)	(27,392,310)

Total stockholders' deficiency	(8,328,727)	6,461,492		(1,867,235)

Total liabilities and stockholders' deficiency	$5,616,847	$(35,382)		$5,581,465

Statement of Operations for the three months ended March 31, 2007:

	Previously	Increase		As
	Reported	(Decrease)		Restated

Operating and administrative expenses	$(797,363)	$32,400	(7)	$(764,963)

Operating loss	(840,247)	32,400		(807,847)

Conversion expense	(4,937,231)	4,937,231	(4)	-
Amortization of financing costs	-	(64,969)	(1)	(64,969)
Amortization of debt discounts		(284,303)	(1)	(284,303)
Excess discount over proceeds of issue	-	(1,401,901)	(6)	(1,401,901)
Revaluation income (expense)	567,474	1,051,498	(8)	1,618,972
Other income	10,113	7,139		17,252
Net loss attributable to common shareholder	$(5,221,966)	$4,277,095		$(944,871)

Statement of Cash Flows for the three months ended March 31, 2007:

	Previously	Increase		As
	Reported	(Decrease)		Restated

Net loss	$(5,221,966)	$4,277,095		$(944,871)

Offsetting adjustments:

Depreciation and amortization	79,364	318,771	(1)	398,135

Conversion expense	4,937,231	(4,937,231)	(4)	-

Revaluation (income) expense	(567,474)	(1,051,498)	(8)	(1,618,972)

Excess discount expense	-	1,401,901	(6)	1,401,901

Decrease in accrued liabilities	(97,223)	(9,038)	(5)	(106,261)

Net cash used in operating activities	$(1,101,527)	$-		$(1,101,527)

Balance Sheet as of March 31, 2006:
	Previously	Increase		As
	Reported	(decrease)		Restated

Deferred financing fees	$-	$297,226	(1)	$297,226

Total assets	$5,746,775	$297,226		$6,044,001

Derivative liability-warrants and conversion privileges	$1,612,623	$(568,162)	(2)	$1,044,461

Option liability	1,372,949	(1,372,949)	(9)	-

Total current liabilities	4,823,303	(1,941,111)		2,882,192

Long term-convertible debt, net of discounts	2,198,000	(681,334)	(1)	1,516,666

Total liabilities	7,021,303	(2,622,445)		4,398,858

Paid in capital-warrants	1,115,640	1,187,999	(3)	2,303,639

Common Stock, no par	22,069,399	(3,429,087)	(4)	18,640,312

Paid in capital-options		1,372,949	(9)	1,372,949

Accumulated deficit	(24,472,517)	3,787,810	(3)	(20,684,707)

Total stockholders' deficiency	(1,274,528)	2,919,671		1,645,143

Total liabilities and stockholders' deficiency	$5,746,775	$297,226		$6,044,001

Statement of Operations for the three month period ended March 31, 2006:

	Previously	Increase		As
	Reported	(decrease)		Restated

Operating expenses	$(1,021,573)	$259,038	(7)	$(762,535)

Operating loss	(890,275)	259,038		(631,237)

Other Income and Expenses	-			-

Liquidated damages	-	(81,800)	(7)	(81,800)
Settlement expense	-	(52,840)	(7)	(52,840)
Conversion expense	(581,438)	581,438	(4)	-
Amortization of deferred financing costs	-	(40,565)	(1)	(40,565)
Amortization of debt discounts	-	(132,026)	(1)	(132,026)
Revaluation income	1,972,166	(1,576,944)	(8)	395,222

Net loss before taxes	$451,702	$(1,043,699)		$(591,997)

Statement of Cash Flows for the Three Month Period Ended March 31, 2006

	Previously	Increase		As
	Reported	(Decrease)		Restated

Net loss	$536,186	$(1,043,699)		$(507,513)

Depreciation and amortization	14,865	172,591	(1)	187,456

Conversion expense	581,438	(581,438)	(5)	-

Reduction of administrative expense	-	68,821		(68,821)

Settlement expense	108,417	(55,577)	(7)	52,840

Revaluation (income) expense	(1,972,166)	1,576,944	(9)	(395,222)

Net cash used in operating activities	$(1,101,527)	$-		$(1,101,527)

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2007
(Unaudited)

Adjustments were made to record:

(1)
Issuance costs of debt obligations have been separately reported on the balance sheet as deferred financing costs.  The value of derivatives and other securities accompanying debt issuances have been subtracted from the issuance proceeds and the remaining amounts reported as convertible debt.  The combined total of the issuance costs and the values of derivatives and other securities accompanying debt issuances are being amortized over the terms of the issues.  Previously, these costs were written off to expense when the debt was issued.  The adoption of this procedure resulted in adjustments to deferred financing costs and the carrying amounts of the debt issuances.  It also resulted in the establishment on the statements of operations of accounts for amortization of these costs and discounts.

(2)
The values of warrants accompanying debt and stock issued prior to January 1, 2007 had been recorded as liabilities and were revalued at the end of each reporting period.  Most of these warrants have been reclassified to equity, which caused an increase in paid in capital- warrants and a decrease in the derivative liability for warrants and conversion privileges.

(3)	The change in the accumulated deficit of June 30, 2007 is a combination of restatements of prior years ($3,056,747), and changes on the current Statement of Operations ($4,277,095).

(4)
Previously, conversion privileges were valued at date of issuance regardless of  whether they qualified as derivatives and the liabilities thus created were transferred to paid in capital upon conversion.  Correction of this accounting has caused a reduction in paid in capital equal to the amounts previously transferred upon conversion.  Correction of this accounting procedure also resulted in the elimination of conversion expense.

(5)	Correction of calculation of the accruals.

(6)	The initial values of the derivative liabilities stemming from the February 2007 convertible debt issue exceeded the net proceeds received by $1,401,901. This excess was not previously recorded.

(7)	Operating and administrative expenses has been reduced, reflecting several changes:
- A portion of amortization that had been included in operating expense has been reclassified to a separately captioned account.  The amount reclassified affected only the 2007 period; this amount was $32,400.
- The 2006 expenses were reduced mainly due to a change in the accounting for conversion privileges. Previously, the value of such privileges was treated as a liability and charged to expense. Many of these privileges are now classified as equity.  This correction reduced operating expenses by $55,571.
- Liquidated damages and settlement expenses have been reclassified from operating expenses to separately captioned items in other income (expense). For 2007, there were no settlement expenses.

(8)
The changes in revaluation income are the result of a change to a more appropriate Black-Scholes Model for valuing conversion privileges and to more appropriate assumptions for valuing warrants.  The amounts of revaluation income have also been affected by the change in accounting describe in (2) above.

(9)	The option liability account has been reclassified to equity.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2007
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

Concentrations of Credit Risk

Financial instruments subject the Company to concentrations of credit risk.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of applicable government mandated insurance limits.  With respect to accounts receivable, the Company limits credit risk by performing ongoing credit evaluations.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at March 31, 2007.

Accounts Receivable

The Company provides an allowance for doubtful accounts (when necessary) equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  As of March 31, 2007 and 2006 there were no allowances for doubtful accounts.

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
March 31, 2007
(Unaudited)
Intangibles

The Company incurred costs to acquire certain patent rights. These costs are capitalized and are being amortized over a period of fifteen years on a straight line basis.

In accordance with Statement of Financial Accounting Standards  No. 142, “Goodwill and Other Intangible Assets ,” the Company reviews intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires us to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. The Company performs its annual impairment test in its fiscal fourth quarter. No impairment charges related to goodwill or other intangibles were recorded in the three months ended March 31, 2007 and 2006.

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

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No.  144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the three month periods presented ended March 31, 2007, while impairment reserves of $2,000,000 were recorded for the three months ended March 31, 2006.

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
March 31, 2007
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

Advertising Costs

Advertising costs are expensed as incurred.  There were no advertising expenses for either the three month periods ended March 31, 2007 and 2006. .

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8,300,000 as of March 31, 2007, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. The net deferred tax asset as of March 31, 2007 was $1,061,786, net of the valuation allowance.

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
March 31, 2007
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

If the decision to settle the outstanding liability remains with the Company, the value of the warrants should be recorded in an equity account. The identification of the settlement provisions being controlled by the Company under certain debt issuances resulted in the Company determining that the warrants should be reflected in the restated Reports as components of equity, as compared to having been previously recorded as liabilities with non-cash charges and/or credits to earnings as a result of being marked to market for each period presented.  As of March 31, 2007 and 2006, the Company recognized and recorded the value of certain warrants as equity of $2,315,935 and $2,303,639 , respectively , in the accompanying financials.

EITF 00-19-2 specifies that the contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The Company previously adopted the provisions of EITF 00-19-2 for the reporting period effective January 1, 2007, and does not estimate that any additional contingency accruals and/or disclosures would be required to be included in the Company’s restated Reports other than those items expected to be reflected in the respective amended and restated Reports.

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

The February 2007 convertible debt issuance includes certain variable conversion pricing which results in the actual maximum number of potential shares needed to satisfy the conversion of such debt to be unknown and not quantifiable at the date of issuance.  EITF 00-19-2 specifies that debt issuances with variable conversion pricing for which there is no established “floor” in the conversion pricing, and where the maximum number of shares needed to satisfy the conversion of such debt is not known, should be accounted for as derivative liabilities and revalued at the end of each reporting period. When a derivative classified as a liability is exercised, cancelled, or the maximum number of shares needed to satisfy the conversion of such debt is known, the fair value of the derivative, as determined at that time, is revalued and transferred to equity, and is no longer revalued.  To the extent that the initial fair values of the derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized, for the excess. As of March 31, 2007, the Company recognized in the statement of operations excess costs over debt proceeds of $1,401,901 related to the excess of derivative liabilities over the net proceeds received for the February 2007 debt issuance.  The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on the classification previously elected for the host instrument.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2007
(Unaudited)

For embedded and free standing derivatives valued as of March 31, 2007 and 2006, the Company has recognized in the statement of operations, revaluation income of $ 1,618,972  and $ 395,222, respectively, for the three months ended March 31, 2007 and 2006. In addition, the Company recognized a derivative liability in the accompanying balance sheet for conversion privileges and warrants of $ 3,356,251 in 2007 and $ 1,044,461 in 2006.

The estimated fair values of the derivatives have been calculated based on the Black-Scholes Model, using the following assumptions as of March 31:

	2007	2006
Fair Value of Stock	$.58	$.1.37
Exercise Price	$.45 - $1.25	$1.56- $1.65
Dividend Yield	0%	0%
Risk Free Interest Rate	4. 33% - 4. 65%	4.717
Expected Volatility	88.13%	89.68%
Expected Life-Years	1.95- 4.70 years	1.62-3.25 years

Stock Based Compensation

Common Stock for Services

Because of the significant liquidity issues the Company has faced since our inception, the Company has issued common stock to third party vendors and others in order to pay for services rendered.  Such issuances are recorded as an expense in the period in which the services are performed. During the three month period ended March 31, 2007 and 2006, the Company issued an aggregate of 330,106 and 144,456, respectively, of common stock to third parties in exchange for services performed.  .

Stock Options

Stock options are awarded to employees as compensation for services. Such awards have been immediately exercisable. The Company adopted SFAS 123R, “Share Based Payment” and SFAS 148, “Accounting for Stock Based Compensation - Transition and Disclosure” on January 1, 2006. No stock options were issued, cancelled or exercised in 2007.  Pursuant to the requirements of SFAS 123R, the weighted average fair value of options granted during the three months ended March 31, 2006 was $.25.

Warrants

The Company has issued warrants both as part of “stock units”, and as an integral part of convertible note issues.  The value of the warrants and conversion options which are classified as liabilities are revalued each reporting period.  These values are determined by a Black-Scholes Model, consistent with 2006.  The Company’s recording of a liability for these Registration Payment Arrangements (RPA’s) follow the guidelines in SFAS 5, “Accounting for Contingencies.”  However, the amendment to the original EITF 00-19 will not affect the recording of derivatives as the “RPA’s” were not the sole determining factor in prior decisions about derivative classification, as is emphasized in the amended EITF. The following is a schedule of changes in warrants outstanding through the first quarter of 2007. .  Each of these warrants is exercisable over five year periods from dates of issuance at prices ranging from $0.45-$1.65 per share.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2007
(Unaudited)

The following summaries the 2007 Warrant issuance activity:

Balance, December 31, 2006	10,383,323
Warrants Issued-February 2007	16,595,732
Warrants Issued-Placement Agent	715,333

Total Warrant Issuances-2007	17,311,065
Balance, March 31, 2007	27,694,388

Basic and Diluted Loss Per   Share

In accordance with Statement of Financial Accounting Standards No.  128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (SAB) No.  98, both basic and diluted loss per share (“EPS”) are presented on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all common stock equivalents arising from outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. For the three month periods ended March 31, 2007 and 2006, the weighted average number of shares outstanding was 24,436,655 and 22,014,543, respectively.

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
March 31, 2007
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

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2007
(Unaudited)

Under the Registration Rights Agreement,  the Company entered into with the investors on February 20, 2007, the Company is obligated to file a registration statement on Form SB-2 to effect the registration of 130% the Common Stock issuable upon conversion of the Debentures and exercise of the Warrants, the Callable Warrants and the selling agent warrants (as described below) on the earlier of (i) 15 calendar days from the filing of the annual report on Form 10-KSB for the fiscal year ended December 31, 2006, or (ii) April 15, 2007 (the "Filing Date").  The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than 90 days after the Filing Date. If we do not file the registration statement by the Filing Date, or if the registration statement is not declared effective by the SEC within the deadline specified in the preceding sentence, the Company shall pay to the investors, as liquidated damages, an amount equal to 1.25% of the principal amount of the Debentures on a pro rata basis for each 30-day period of such registration default.  On May 4, 2007, the Company filed the registration statement but, because the statement has not yet been declared effective, the Company has an obligation for liquidated damages.

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

Note 5- SUBSEQUENT EVENTS

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

On July 1, 2007, the Company issued 15,000 shares of common stock for Directors of the Company.

On July 7, 2007, the Company issued 147,059 shares of common stock in lieu of $50,000 in service agreement fees with an investor relations firm.

On August 21, 2007 and September 4, 2007, the Company issued 100,000 and 50,000 shares of common stock, respectively, of the Company upon conversion of an aggregate of $67,500 of convertible notes related to the October 2005 convertible debt issuance. The conversion price was $.45 per share. In addition, the remaining October 2005 convertible notes due October 18, 2007, aggregating $1,325,500 plus accrued interest, was automatically extended to a new maturity date of April 18, 2008 as a result of the terms of the original agreement which states that the maturity date of the convertible notes is automatically extended if the trading value of the Common Stock of the Company is trading at a closing bid of less than $2.00 per share.

On August 26, 2007, 200,000 warrants were issued with a five year life at an exercise price of $1.00.

On September 10, 2007, the Company issued 123,371 shares of its common stock in connection with the terms of the November 2004 equity issuance and the “most favored nations” conversion pricing related to the Februaryruary 2005 convertible note issuance. In connection with the November 2004 issuance, the Company may be obligated to issue up to an additional 1.2 million shares of common stock to shareholder’s of record who received the shares under the original November 2004 issuance, due to the reduction in the conversion price of certain convertible debt issued in Februaryruary 2007.  In November 2007, 817,093 shares of common stock were issued based on the supported claims for certain shareholders.

The October 2005 convertible debt issuance contains a provision that automatically extends the term of the note six months until April 18, 2008 if the Company ’ s common stock is trading at a closing bid price of less than $2.00 on the maturity date.  The maturity date was October 18, 2007 and Company ’ s common stock price on October 18, 2007 was $0.24. As such, the October 2005 Note was extended on October 18, 2007 until April 18, 2008.

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

On February 8, 2008, the Company issued 160,000 shares of common stock to eight Directors as payment of board fees for 2008.

On February 8, 2008, the Company issued 1,021,705 shares of common stock to holders of the October 2005 debt issuance for $395,000 of principal and $64,767 of accrued interest. The conversion price was $0.45 per share.

On February 21, 2008, the Company issued 870,228 shares of common stock to holders of the October 2005 debt issuance for $246,000 of principal and $22,135 of accrued interest. The conversion price was $0.45 per share.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2007
(Unaudited)

NOTE 5- SUPPLEMENTAL CASH FLOWS INFORMATION:

There were no taxes paid during the three month periods ended March 31, 2007 and 2006.

Interest of $ 34,886 and $ 0 was paid during the three month periods ended March 31, 2007 and 2006, respectively.

Shares of common stock were issued for services during both the 2007 and 2006 periods. These totaled 330,106 shares and 144,456 shares, respectively and were valued at $ 178,257 and $250,166.

During the March 31, 2007 period the following additional non-cash financing activity occurred:

-	$ 22,500 of convertible debt was converted into 50,000 shares of common stock.
-	A $ 45,000 accounts payable was settled by the issuance of 94,444 shares of common stock.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2007
(Unaudited)

NOTE 6- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit as of March 31, 2007 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

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

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report.

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

We have incurred losses and experienced negative operating cash flow since our inception. For the twelve month period ended December 31, 2006 and 2005, we had net losses attributable to common shareholders of approximately $6.2 million and $11.6 million, respectively. The net loss in both periods includes amortization of debt discounts of $648,000 and $1,757,000, respectively, amortization of financing costs of $251,000 and $774,000, respectively, and, liquidated damages and settlement expenses of $505,000 and $281,000, respectively, offset by revaluation income $1.4 million and $68,000 in 2006 and 2005, respectively, in connection with the repricing of the conversion ratios of convertible debenture issues and of warrant conversion prices.  We also wrote down the advances to Filco of $2 million and $4.7 million in 2006 and 2005, respectively.  We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenue and result in additional losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with several prospective lenders, we do not currently have commitments for these funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms.

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

On February 20, 2007, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain accredited and/or qualified institutional investors pursuant to which the Company sold an aggregate of $3,734,040 principal amount secured convertible debentures (the "Debentures") convertible into shares of the common stock, no par value (the "Common Stock") at a conversion price equal to $0.45 (the "Conversion Price"), for an aggregate purchase price of $3,219,000.  The proceeds of this transaction is being used for working capital and funding of the development of our proprietary products.

Revenue

    Revenue for the three-month period ended March 31, 2007 was approximately $92,000, representing a decrease of approximately $567,000 from revenue of $659,000 for the three-month period ended March 31, 2006.  This decrease in revenue, is primarily, attributed to the reduction in sales of our SIDEWINDER ATX-3000.

Cost of Goods Sold

Our cost of goods sold for the three-month period ended March 31, 2007 amounted to approximately $134,000, a decrease of approximately $394,000 from $528,000 for the three-month period ended March 31, 2006. This decrease in cost of goods sold is primarily attributed to the reduction in sales of our SIDEWINDER ATX-3000.

Operating and Administrative Expenses.

Operating and administrative expenses, which include administrative salaries, depreciation and other expenses for the three-month period ended March 31, 2007 totaled $765,000, which represents an increase of approximately $2,000 from $763,000 incurred in the three-month period ended March 31, 2006.  The increase is primarily due to development costs for the Cobra and King Cobra scissor lift and Omni-Directional Power Chair.

Other Income (Expense)

Other Income (Expense) includes interest expense and interest income along with amortization of financing costs, and income (expenses) for revaluation income related to accounting for derivative financial instruments.  For the three months ended March 31, 2007, total other income (expense) was $(218,000) compared to $39,000 for the three months ended March 31, 2006.  The largest cost increases in the three month period were attributable to excess debt discount of $(1.4) million, interest expense ($103,000) and amortization of financing costs ($65,000) and amortization of debt discounts ($284,000), primarily offset by revaluation income of $1.6 million, in connection with the repricing of certain conversion ratios of convertible debenture issues and of warrant conversion prices.

Loss Attributable to Common Shareholders.

Loss attributable to common shareholders for the three-month period ended March 31, 2007 was $945,000 compared to a loss of $508,000 for the same period in 2006.  The increased loss is due primarily to the recording of excess debt discounts expensed during the period of $1.4 million and amortization of debt discounts $284,000, also in this period compared to $132,000 in 2005.  Additionally, we recorded revaluation income of $1.6 million in the quarter compared to $395,000 in 2006, in connection with the repricing of certain conversion ratios of convertible debenture issues and of warrant conversion prices.

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

       As of March 31, 2005 our working capital was $1.4 million. Fixed assets, net of accumulated depreciation were $93,000 and total assets $8.9 million. Current liabilities as of June 30, 2005 were $3.5 million . Total liabilities were also $3.5 million.

         As of March 31, 2007, our working capital deficit was $2.1 million.  Fixed assets, net of accumulated depreciation, as of March 31, 2007 and 2006, were $265,471 and $283,920, respectively.  Current liabilities as of March 31, 2007 were $6.4 million compared with $3.7 million as of March 31, 2006. Liabilities in 2007 and 2006 include liabilities for warrants and conversion rights of $3.4 million and $1.0 million, respectively.

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

Liquidated Damages

      In connection with financings we entered into with various investors in November 2004, October 2005, and February 2007 we provided such investors registration rights. Pursuant to those registration rights, in the event that we did not file a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities or have such registration statement effective by another date, we agreed to pay to such investors liquidated damages. While we have not settled the amount for the November 2004 and October 2005 issuances, we have accrued $189,000 in liquidated damages. We have not recorded any expenses during the quarter in connection with the February 2007 issuance, as we are assuming we will file a registration statement by a certain date.

Critical Accounting Policies

The SEC has issued Financial Reporting Release No. 60, “ Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“ FRR 60 ” ) suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a Company ’s financial   condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: revenue recognition, which affects sales, inventory valuation, which affects our cost of sales and gross margin; and allowance for doubtful accounts and stock-based compensation, which affects general and administrative expenses. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements .

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

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No.  144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, we evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the three month periods presented ended March 31, 2007.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8,300,000 as of March 31, 2007, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. The net deferred tax asset as of March 31, 2007 was $1,212,741, net of the valuation allowance.

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

The February 2007 convertible debt issuance includes certain variable conversion pricing which results in the actual maximum number of potential shares needed to satisfy the conversion of such debt to be unknown and not quantifiable at the date of issuance.  EITF 00-19-2 specifies that debt issuances with variable conversion pricing for which there is no established “floor” in the conversion pricing, and where the maximum number of shares needed to satisfy the conversion of such debt is not known, should be accounted for as derivative liabilities and revalued at the end of each reporting period. When a derivative classified as a liability is exercised, cancelled, or the maximum number of shares needed to satisfy the conversion of such debt is known, the fair value of the derivative, as determined at that time, is revalued and transferred to equity, and is no longer revalued.  To the extent that the initial fair values of the derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized, for the excess. As of March 31, 2007, we recognized in the statement of operations excess costs over debt proceeds of $1,401,901 related to the excess of derivative liabilities over the net proceeds received for the February 2007 debt issuance .  The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Basic and Diluted Loss Per   Share

In accordance with Statement of Financial Accounting Standards No.  128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (SAB) No. 98, both basic and diluted loss per share (“EPS”) are presented on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. We have excluded all common stock equivalents arising from outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of March 31, 2007 and 2006, we had approximately  24,890,142 and 22,694,207 ,  weighted average number of shares, respectively, outstanding and used in both the Basic and Diluted EPS calculation.

Reclassifications

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 consolidated financial statement presentation.

Recent Accounting Pronouncement

The Financial Accounting Standards Board (FASB) has recently issued FASB Staff Position EITF 00-19-2 which modifies the accounting treatment of derivatives that flow from financings involving embedded derivatives. This Staff Position is effective for financial statements for periods beginning January 1, 2007.  Adoption of this staff position has not caused any change in the quarter or three month period ended March 31, 2007 in the way we account for derivatives.  We have reviewed other accounting pronouncements issued during 2006 and 2007,  and have concluded that they will have no effect on our financial statements.

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

AIRTRAX, INC.

March 13 , 2008	By:	/s/ ROBERT M.WATSON
Robert M. Watson
President, Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)