Form 10QSB/A
period 2007-06-30
AIRTRAX INC
filed 2008-03-13
CIK 1081372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

The February 2007 convertible debt issuance includes certain variable conversion pricing which results in the actual maximum number of potential shares needed to satisfy the conversion of such debt to be unknown and not quantifiable at the date of issuance.  EITF 00-19-2 specifies that debt issuances with variable conversion pricing for which there is no established “floor” in the conversion pricing, and where the maximum number of shares needed to satisfy the conversion of such debt is not known, should be accounted for as derivative liabilities and revalued at the end of each reporting period. When a derivative classified as a liability is exercised, cancelled, or the maximum number of shares needed to satisfy the conversion of such debt is known, the fair value of the derivative, as determined at that time, is revalued and transferred to equity, and is no longer revalued.  To the extent that the initial fair values of the derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized for the excess. In the first quarter of 2007, we recognized in the statement of operations, excess costs over debt proceeds of $1,401,901 related to the excess of derivative liabilities over the net proceeds received for the February 2007 debt issuance.  The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

AIRTRAX, INC.
Quarterly Report on Form 10-QSB/A
For the Periods Ending June 30, 2007 and 2006
Table of Contents

PART I.  FINANCIAL INFORMATION

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Airtrax Inc.
Balance Sheets
(Restated)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets

Cash	$1,040,181	$327,737
Accounts receivable	51,379	50,704
Inventory	1,193,654	1,049,457
Prepaid expenses	29,906
Vendor advances	163,268	103,628
Deferred tax asset	1,071,545	919,889
Total current assets	3,549,933	2,451,415

Fixed assets	638,983	623,136
Less: accumulated depreciation	(376,117)	(339,216)
Net fixed assets	262,866	283,920
Other assets
Deferred financing costs	375,228	133,918
Prepaid interest	434,833
Patents – net	140,706	148,151
Total other assets	950,767	282,069
TOTAL ASSETS	$4,763,566	$3,017,404
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$513,798	$1,097,361
Accrued liabilities	893,733	437,139
Shareholder loans payable	40,713	75,713
Current portion-convertible debt, net of discount	1,781,901	1,830,200
Derivative liability-warrants and conversion privileges	2,897,464	236,144

Total current liabilities	6,127,609	3,676,557

Long term convertible debt, net of discount	1,335,116	531,542
Total liabilities	7,462,725	4,208,099

Shareholders’ deficiency
Preferred stock – authorized; 5,000,000 shares, no par value,
275,000 issued and outstanding	12,950	12,950
Common stock – authorized, 100,000,000 shares; no par ,
value issued and outstanding – 25,432,995 and
24,260,352, respectively	22,160,012	21,520,559
Paid in capital – options	1,417,660	1,407,299
Paid in capital – warrants	2,315,936	2,315,936
Accumulated deficit	(28,605,717)	(26,447,439)
Total shareholders’ deficiency	(2,699,159)	(1,190,695)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$4,763,566	$3,017,404

The accompanying notes are an integral part of these financial statements.

Airtrax Inc.
Statements of Operations
For the Three and Six Month Periods Ended
June 30, 2007 and 2006
Unaudited and Restated

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2007	2006	2007	2006

Revenues	$162,675	$612,301	$254,060	$1,271,277
Cost of sales	150,234	666,137	284,503	1,193,815
Gross profit	12,441	(53,836)	(30,443)	77,462

Operating and administrative expenses	615,458	1,206,589	1,380,421	1,969,124
Impairment	-	1,000,000	-	1,000,000
Totalexpenses	615,458	2,206,589	1,380,421	2,969,124

Operating loss	(603,017)	(2,260,425)	(1,410,864)	(2,891,662)

Other income (expense,) net
Interest expense	(175,765)	(58,524)	(279,207)	(107,275)
Revaluation income	458,786	12,538	2,077,759	407,760
Amortization of financing costs	(90,621)	(50,069)	(155,590)	(90,634)
Amortization of debt discounts	(520,690)	(291,952)	(804,993)	(423,978)
Liquidated damages	(362,138)	(106,869)	(362,138)	(188,669)
Settlement expenses	-	95,752	-	42,912
Excess discounts expensed during this period	-	-	(1,401,901)	-
Other income	9,749	1,440	27,000	1,440
Total other income (expense,) net	(680,679)	(397,684)	(899,070)	(358,444)

Net loss before taxes	(1,283,696)	(2,658,109)	(2,309,934)	(3,250,106)

Income tax benefit, (State): current	70,289	264,766	151,656	349,250

Net loss before dividends	(1,213,407)	(2,393,343)	(2,158,278)	(2,900,856)

Deemed dividends on preferred stock	-	303,110	-	303,110

Net loss attributable to common shareholders	(1,213,407)	(2,696,453)	(2,158,278)	(3,203,966)

Preferred stock dividends paid	-	(112,500)	-	(112,500)

Deficit attributable to common shareholders	$(1,213,407)	$(2,808,953)	$(2,158,278)	$(3,316,466)

Net loss per share - basic and diluted

Loss attributable to common shareholders	$(1,213,407)	$(2,696,453)	$(2,158,278)	$(3,203,966)

Adjustment for preferred stock dividends accumulated	(17,188)	(17,188)	(34,375)	(34,375)

Net loss attributable to common shareholders	$(1,230,595)	$(2,713,641)	$(2,192,653)	$(3,238,341)

Net loss per share - basic and diluted	$(0.05)	$(0.12)	$(0.09)	$(0.15)

Weighted average shares outstanding	24,919,009	22,496,779	24,682,327	22,249,454

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
STATEMENTS OF CASH FLOWS
For the Six Month Period Ended June 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,158,278)	$(3,203,966)
Adjustments to reconcile net income to net cash consumed by operating activities: Charges not requiring the outlay of cash:
Depreciation and amortization	1,086,150	544,362
Reduction in administrative expenses	27,633	-
Impairment expense	-	1,000,000
Equity securities issued for services	184,632	945,539
Expense of settling certain liquidated damages	-	(42,912)
Excess discount expense	1,401,901	-
Deemed dividend expense	-	303,110

Increase in accrual of deferred tax benefit	(151,656)	(349,250)
Revaluation of liabilities for warrants and conversion privileges	(2,077,759)	(407,760)
Interest accrued on shareholder loan	-	6,234
Increase in prepaid expense	(29,906)	27,092
Changes in current assets and liabilities:
Increase in accounts receivable	(675)	(313,253)
Increase in vendor advances	(59,640)	(4,120)
(Decrease) increase in accounts payable	(362,634)	6,194
Increase in accrued liabilities	183,605	297,553
(Increase) decrease in inventory	(1,197)	354,039
Net cash consumed by operating activities	(1,957,794)	(765,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of equipment	(15,847)	(12,649)
Acquisition of patents	(1,015)	-
Net cash consumed by investing activities	(16,862)	(12,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of issuance of convertible debt	2,822,100	819,800
Net proceeds from common stock sales	-	29,500
Proceeds from warrant extensions	-	88,500
Payment on convertible debt	(100,000)	-
Proceeds from stockholder loans	-	49,813
Repayment of stockholder loans	(35,000)	(100,260)
Net cash provided by financing activities	2,687,100	887,353

Net increase in cash	712,444	(16,618)
Balance at beginning of period	327,737	19,288
Balance at end of period	$1,040,181	$2,670

The accompanying notes are an integral part of these financial statements.

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(Unaudited)

NOTE 1–BASIS OF PRESENTATION AND BUSINESS

The unaudited interim amended and restated financial statements of Airtrax, Inc. (“the Company”) as of June 30, 2007,  and for the three and six months ended June 30, 2007 and 2006 (restated),  have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  At June 30, 2007, the Company had a working capital deficit of $ 2,577,676 , and a retained deficit of $ 28,601,717.

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

In the opinion of management, the information included in this report contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the three and six months periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

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

NOTE 2– RESTATEMENTS

In conjunction with our independent registered public accounting firm and professional advisors, the Company conducted an analysis of our various financial instruments and agreements involving convertible debt and common stock financings accompanied by warrants, with a particular focus on the accounting treatment of derivative financial instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Emerging Issues Task Force  Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”) (collectively, the “Derivative Accounting Pronouncements”). Accordingly, certain accounting policies we previously considered to reflect what was deemed to be appropriate at the time when the financings were previously reported, have been modified by recent interpretations, including the Derivative Accounting Pronouncements.

On November 2, 2007, as a result of this analysis, the Company filed a Form 8-K noting that its previously filed financial statements in the annual reports for the years ended December 31, 2004, 2005 and 2006 filed on Form 10-KSB, together with the quarterly reports on Form 10-QSB for the quarters ending March 31, 2005, June 30, 2005, June 30, 2005, March 31, 2006, June 30, 2006, June 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007(collectively, the “Reports”) could no longer be relied upon.  The Company sent a formal letter request to the Office of the Chief Accountant (OCA) of the Security and Exchange Commission (SEC) dated December 17, 2007,  petitioning the OCA to waive the requirement to file separate amended and restated Reports for the periods  noted above, and instead, file a comprehensive amended and restated  comparative Form 10-KSB for the years ended December 31, 2006 and 2005, along with certain comprehensive financial information and disclosures for 2004, and comprehensive amended and restated  comparative Forms 10-QSB for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007 along with certain comprehensive financial information and disclosures for 2005. This waiver was received from the OCA on December 27, 2007.

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
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

The Company has made adjustments to its accounting records in the restated amounts to more fully comply with requirements of the Derivative Accounting Pronouncements, and the Securities and Exchange Commission (SEC) dealing with derivatives.  Among these adjustments were reductions in the balances of derivative liabilities, offset by reductions in the amounts of debt discount, the amounts of paid in capital-warrants, paid in capital-options, revaluation income, and common stock.  The adjustments to the common stock were caused by the elimination of credits to common stock that had resulted principally from the erroneous recognition of liabilities for conversion privileges upon issuances of convertible debt.  These credits were erroneously transferred to pay in capital upon debt conversion.  Other partial offsets to these adjustments affected the amounts of amortization expense and paid in capital-warrants.

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(Unaudited)

The effects of these changes on the Company’s previously issued unaudited June 30, 2007 and 2006 financial statements and the related disclosures included elsewhere in the notes to financial statements are as follows:

Balance Sheet as of June 30, 2007:
	Previously	Increase		As
	Reported	(decrease)		Restated

Unamortized financing costs	$423,477	$(423,477)	(1)	$-

Deferred financing costs	-	375,163	(1)	375,163

Total assets	$4,811,880	$(48,314)		$4,763,566

Current portion-convertible debt, net of discounts	$1,891,248	$(109,347)	(1)	$1,781,901

Accrued liabilities	1,022,235	(128,502)	(5)	893,733

Derivative liability-warrants and conversion privileges	4,357,448	(1,459,984)	(2)	2,897,464

Total current liabilities	7,825,442	(1,697,833)		6,127,609

Long term-convertible debt, net of discounts	4,093,589	(2,758,473)	(1)	1,335,116

Total liabilities	11,919,031	(4,456,306)		7,462,725

Paid in capital-warrants	1,065,264	1,250,672	(2)	2,315,936

Common stock, no par	25,741,224	(3,581,212)	(4)	22,160,012

Accumulated deficit	(35,344,249)	6,738,532	(3)	(28,605,717)

Total stockholders' deficiency	(7,107,151)	4,407,992		(2,699,159)

Total liabilities and stockholders' deficiency	$4,811,880	$(48,314)		$4,763,566

Statement of Operations for the Three Months Ended June 30, 2007:

	Previously	Increase		As
	Reported	(decrease)		Restated

Operating and administrative expenses	$(1,062,206)	$446,748	(7)	$(615,458)

Operating loss	(1,049,765)	446,748		(603,017)

Amortization of financing costs	-	(90,621)	(1)	(90,621)
Amortization of debt discounts	-	(520,690)	(1)	(520,690)
Liquidated damages	-	(362,138)	(7)	(362,138)
Revaluation income (expense)	1,045,082	(586,296)	(8)	458,786
Other income	13,543	(3,794)		9,749

Net loss attributable to common shareholder	$(96,617)	$(1,116,790)		$(1,213,407)
Statement of Cash Flows for the Six Months ended June 30, 2007:

	Previously	Increase		As
	Reported	(decrease)		Restated

Net loss	$(6,003,203)	$3,844,925		$(2,158,278)

Conversion expense	4,937,231	(4,937,231)	(4)	-
Depreciation and amortization	232,697	853,453	(1)	1,086,150
Excess discounts expensed during this period	-	1,401,901	(6)	1,401,901
Reduction of administrative expenses	-	(27,903)		27,903
Revaluation of derivative liabilities	(927,936)	(1,149,823)	(8)	(2,077,759)
Increase in inventory	(1,197)	143,000	(10)	144,197
Increase in accrued liabilities	367,433	(183,828)	(6)	183,605
Net cash used in operating activities	$(1,957,794)	$-		$(1,957,794)

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(Unaudited)

Balance sheet as of June 30, 2006:
	Previously	Increase		As
	Reported	(decrease)		Restated

Deferred financing fees	$-	$247,157	(1)	$247,157

Total assets	$4,910,780	$247,157		$5,157,937

Current portion-convertible debt, net of discounts	$-	$166,774	(1)	$166,774

Derivative liability-warrants and conversion privileges	2,687,048	(1,474,125)	(2)	1,212,923

Option liability	1,372,649	(1,372,649)	(9)	-

Total current liabilities	5,402,979	(2,680,000)		2,722,979

Long term-convertible debt, net of discounts	2,246,248	(644,561)	(1)	1,601,687

Total liabilities	7,649,227	(3,324,561)		4,324,666

Paid in capital-warrants	1,065,263	1,178,145	(2)	2,243,408

Common stock, no par	24,238,606	(3,540,682)	(4)	20,697,924

Paid in capital-options	-	1,372,649	(9)	1,372,649

Accumulated deficit	(28,055,266)	4,561,606	(3)	(23,493,660)

Total stockholders' deficiency	(2,738,447)	3,571,718		833,271

Total liabilities and stockholders' deficiency	$4,910,780	$247,157		$5,157,937

Statement of Operations for the Six Months Ended June 30, 2006:
	Previously	Increase		As
	Reported	(decrease)		Restated

Operating expenses	$(3,200,705)	$231,581	(7)	$(2,969,124)

Operating loss	(3,123,243)	231,581		$(2,891,662)

Other Income and Expenses

Liquidated damages	-	(188,669)	(7)	$(188,669)
Settlement expense	-	42,912	(7)	$42,912
Conversion expense	(760,184)	760,184	(4)	-
Amortization of deferred financing costs	-	(90,634)	(1)	$(90,634)
Amortization of debt discounts	-	(423,978)	(1)	$(423,978)
Revaluation income	1,010,414	(602,654)	(8)	$407,760
Other income	85	1,355		$1,440

Net loss before taxes	$(2,980,203)	$(269,903)		$(3,250,106)

Statement of Operations for the Three Months Ended June 30, 2006:

	Previously	Increase		As
	Reported	(decrease)		Restated

Operating expenses	$(2,179,132)	$(27,457)	(7)	$(2,206,589)

Operating loss	(2,232,968)	27,457		(2,205,511)

Other Income and Expenses

Liquidated damages	-	(106,869)	(7)	(106,869)
Settlement expense	-	95,752	(7)	95,752
Conversion expense	(178,746)	178,746	(4)	-
Amortization of deferred financing costs	-	(50,069)	(1)	(50,069)
Amortization of debt discounts	-	(291,952)	(1)	(291,952)
Revaluation income	(961,752)	974,290	(8)	12,538
Other income	85	1,355		1,440

Net loss before taxes	$(3,431,905)	$773,796		$(2,658,109)

Statement of Cash Flows for the Six Months Ended June 30, 2006:

	Previously	Increase		As
	Reported	(decrease)		Restated

Net loss	$(2,934,063)	$(269,903)		$(3,203,966)

Depreciation and amortization	29,750	514,612	(1)	544,362
Conversion expense	760,184	(760,184)	(4)	-
Settlement expense	44,267	(87,179)	(7)	(42,912)
Revaluation of derivative liabilities	(1,010,414)	602,654	(8)	(407,760)
Net cash used in operating activities	$(891,322)	$-		$(891,322)

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
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

(3)
The change in the accumulated deficit of June 30, 2007 is a combination of restatements of prior years  ( $3,056,747), changes on the current Statement of Operations ($3,844,925), and correction of an error in calculating the December 31, 2006 balance on the June 30, 2007 filing ($163,140).

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

- A portion of amortization that had been included in operating expense has been reclassified to a separately captioned account.  The amounts reclassified effected only the 2007 period; these amounts were $84,611 in the three month period and $117,011 in the six month period.

- The 2006 expenses were reduced mainly due to a change in the accounting for conversion privileges. Previously, the value of such privileges was treated as a liability and charged to expense. Many of these privileges are now classified as equity.  This correction reduced operating expenses by $31,602 in the three month period and by $87,179 in the six month period.

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

(9)	The option liability account has been reclassified to equity.

(10)	Correction of error in reporting change in inventory.

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(Unaudited)F
NOTE 2-SUBSEQUENT EVENTS

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
June 30, 2007
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

Concentrations of Credit Risk

Financial instruments subject the Company to concentrations of credit risk.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of applicable government mandated insurance limits.  With respect to accounts receivable, the Company limits credit risk by performing ongoing credit evaluations.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at June 30, 2007.

Accounts Receivable

The Company provides an allowance for doubtful accounts (when necessary) equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  As of June 30, 2007 and 2006 there were no allowances for doubtful accounts.

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
June 30, 2007
(Unaudited)
Intangibles

The Company incurred costs to acquire certain patent rights. These costs are capitalized and are being amortized over a period of fifteen years on a straight line basis.

In accordance with Statement of Financial Accounting Standards  No. 142, “Goodwill and Other Intangible Assets ,” the Company reviews intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires us to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. The Company performs its annual impairment test in its fiscal fourth quarter. No impairment charges related to goodwill or other intangibles were recorded in the six months ended June 30, 2007 and 2006.

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

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No.  144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the six month periods presented ended June 30, 2007, while impairment reserves of $2,000,000 were recorded for the six months ended June 30, 2006.

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
June 30, 2007
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

Advertising Costs

Advertising costs are expensed as incurred.  There were no advertising expenses for either the six month period ended June 30, 2007 or  2006.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8,300,000 as of June 30, 2007, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. The net deferred tax asset as of June 30, 2007 was $1,071,545 , net of the valuation allowance.

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
June 30, 2007
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

If the decision to settle the outstanding liability remains with the Company, the value of the warrants should be recorded in an equity account. The identification of the settlement provisions being controlled by the Company under certain debt issuances resulted in the Company determining that the warrants should be reflected in the restated Reports as components of equity, as compared to having been previously recorded as liabilities with non-cash charges and/or credits to earnings as a result of being marked to market for each period presented.  As of June 30, 2007 and 2006, the Company recognized and recorded the value of certain warrants as equity of $ 2,315,935 and $ 2,243,808, respectively, in the accompanying financials.

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

The February 2007 convertible debt issuance includes certain variable conversion pricing which results in the actual maximum number of potential shares needed to satisfy the conversion of such debt to be unknown and not quantifiable at the date of issuance.  EITF 00-19-2 specifies that debt issuances with variable conversion pricing for which there is no established “floor” in the conversion pricing, and where the maximum number of shares needed to satisfy the conversion of such debt is not known, should be accounted for as derivative liabilities and revalued at the end of each reporting period. When a derivative classified as a liability is exercised, cancelled, or the maximum number of shares needed to satisfy the conversion of such debt is known, the fair value of the derivative, as determined at that time, is revalued and transferred to equity, and is no longer revalued.  To the extent that the initial fair values of the derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized, for the excess. As of June 30, 2007, the Company recognized in the statement of operations excess costs over debt proceeds of $1,401,901 related to the excess of derivative liabilities over the net proceeds received for the February 2007 debt issuance.  The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(Unaudited)

For embedded and free standing derivatives valued as of June 30, 2007 and 2006, the Company has recognized in the statement of operations, revaluation income of $ 2,077,759  and $ 407,760 , respectively, for the six months ended June 30, 2007 and 2006. In addition, the Company recognized a derivative liability in the accompanying balance sheet for conversion privileges and warrants of $2,897,464  in 2007 and $1,212,923 in 2006.

The estimated fair values of the derivatives have been calculated based on the Black-Scholes Model, using the following assumptions as of June 30:

	2007	2006
Fair Value of Stock	$ ..49	$ 1.90
Exercise Price	$ .45 - $1.56	$1.56- $1.65
Dividend Yield	0%	0%
Risk Free Interest Rate	4. 33% -4. 65%	4.717
Expected Volatility	88.13%	89.68%
Expected Life-Years	1.65-4.45	1.75-3.01

Stock Based Compensation

Common Stock for Services

Because of the significant liquidity issues the Company has faced since our inception, the Company has issued common stock to third party vendors and others in order to pay for services rendered.  Such issuances are recorded as an expense in the period in which the services are performed. During the six month period ended June 30, 2007 and 2006, the Company issued an aggregate of 424,550  and 567,223 shares , respectively, of common stock to third parties in exchange for services performed.

Stock Options

Stock options are awarded to employees as compensation for services. Such awards have been immediately exercisable. The Company adopted SFAS 123R, “ Share Based Payment ” and SFAS 148, “ Accounting for Stock Based Compensation - Transition and Disclosure ” on January 1, 2006. No stock options were issued, cancelled or exercised in 2007.  Pursuant to the requirements of SFAS 123R, the weighted average fair value of options granted during the six months ended June 30, 2006, was $.25.

Warrants

The Company has issued warrants both as part of “stock units”, and as an integral part of convertible note issues.  The value of the warrants and conversion options which are classified as liabilities are revalued each reporting period.  These values are determined by a Black-Scholes Model, consistent with 2006.  The Company’s recording of a liability for these Registration Payment Arrangements (RPA’s) follow the guidelines in SFAS 5, “ Accounting for Contingencies .”  However, the amendment to the original EITF 00-19 will not affect the recording of derivatives as the “RPA’s” were not the sole determining factor in prior decisions about derivative classification, as is emphasized in the amended EITF. Each of these warrants is exercisable over five year periods from dates of issuance at prices ranging from $0.45-$1.65 per share.

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(Unaudited)
The following summaries the 2007 Warrant issuance activity:

Balance, December 31, 2006	10,383,323
Warrants Issued-February 2007	16,595,732
Warrants Issued-Placement Agent	715,333

Total Warrant Issuances-2007	17,311,065
Balance, June 30, 2007	27,894,388

Basic and Diluted Loss Per   Share

    In accordance with Statement of Financial Accounting Standards No.  128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (SAB) No.  98, both basic and diluted loss per share (“EPS”) are presented on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all common stock equivalents arising from outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive.  For the six month periods ended  June 30, 2007 and 2006, the weighted average number of shares outstanding was 24,682,327 and 22,249,454 , respectively.

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
June 30, 2007
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
June 30, 2007
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

NOTE 5--SUBSEQUENT EVENTS

On July 1, 2007,  the Company issued 15,000 shares of common stock for Directors of the Company.

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(unaudited)

On July 7, 2007 the Company issued 147,059 shares of common stock in lieu of $50,000 in service agreement fees with an investor relations firm.

On August 21, 2007 and June 4, 2007, issued 100,000 and 50,000 shares of common stock, respectively, of the Company upon conversion of an aggregate of $67,500 of convertible notes related to the October 2005 convertible debt issuance. The conversion price was $.45 per share. In addition, the remaining October 2005 convertible notes due October 18, 2007, aggregating $1,325,500 plus accrued interest, was automatically extended to a new maturity date of April 18, 2008 as a result of the terms of the original agreement which states that the maturity date of the convertible notes is automatically extended if the trading value of the Common Stock of the Company is trading at a closing bid of less than $2.00 per share.

On August 26, 2007, 200,000 warrants were issued with a five year life at an exercise price of $1.00.

On June 10, 2007, the Company issued 123,371 shares of its common stock in connection with the terms of the November 2004 equity issuance and the “most favored nations conversion pricing related to the February 2005 convertible note issuance. In connection with the November 2004 issuance, the Company may be obligated to issue up to an additional 1.2 million shares of common stock to shareholder’s of record who received the shares under the original November 2004 issuance, due to the reduction in the conversion price of certain convertible debt issued in February 2007.  In November 2007, 817,093 shares of common stock were issued based on the supported claims for certain shareholders.

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

NOTE 6- SUPPLEMENTAL CASH FLOWS INFORMATION:

There were no taxes paid during the six month periods ended June 30, 2007 and June 30, 2006.

Interest of $ 7,500  and $ 0 ) were  paid during the six month periods ended June 30, 2007 and June 30, 2006, respectively.

Shares of common stock were issued for services during both the June 30, 2007 and June 30, 2006 periods. These totaled 424,450 shares and 567,223 shares respectively and were valued at $184,632 and $ 903,839.

During the June 30, 2007 period the following additional non-cash activity occurred:

$ 22,500 of convertible debt was converted to 50,000 shares of common stock.
$ 45,000 of convertible debt was converted to 100,000 shares of common stock.
$ 246,797 of convertible debt and $ 15,736 of interest were converted to 583,407 shares of common stock.
$ 22,500 of convertible debt was converted to 50,000 shares.

In addition, a $ 45,000 payable was converted to 94,444 shares of common stock.

Airtrax, Inc.
Notes to the Financial Statements
June 30, 2007
(Unaudited)
NOTE 7- GOING CONCERN

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

Results of Operations for the three months ended June 30, 2007 and 2006

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

Operating and administrative expenses, which include administrative salaries, depreciation and other expenses for the three-month period ended June 30, 2007 totaled $615,000, which represents a decrease of approximately $1.6 million from $2.2 million incurred in the three-month period ended June 30, 2006.  The decrease is primarily due to reduced expenses in connection with lower revenues and the $1 million  impairment charge recognized in the three months ended June 30, 2006.

Other Income (Expense)

Other Income (Expense) includes interest expense and interest income along with amortization of financing costs, and income (expenses) for revaluation income related to accounting for derivative financial instruments.  For the three months ended June 30, 2007, total other income (expense) was $(681,000) compared to $(398,000) for the three months ended March 31, 2006.  The largest cost increases in the three month period were attributable to interest expense ($176,000) and amortization of financing costs ($90,000) and amortization of debt discounts ($521,000), primarily offset by revaluation income of $459,000, in connection with the repricing of certain conversion ratios of convertible debenture issues and of warrant conversion prices.  Liquidated damages for the three months ended June 30, 2007 were $(362,000) compared to $(107,000) in 2006.

Loss Attributable to Common Shareholders.

Loss attributable to common shareholders for the three-month period ended June 30, 2007 was $1.2 million compared to a loss of $2.7 million for the same period in 2006.  The decreased loss is due primarily to the lower operating and administrative expenses $592,000 and the recording of an impairment charge of $1 million, in 2006.  Additionally, we recorded revaluation income of $459,000 in the quarter compared to $13,000 in 2006, in connection with the repricing of certain conversion ratios of convertible debenture issues and of warrant conversion prices.

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

Operating and administrative expenses, which include administrative salaries, depreciation and other expenses for the six-month period ended June 30, 2007 totaled $1,380,000, which represents a decrease of approximately $620,000 from $3 million incurred in the six-month period ended June 30, 2006.  The decrease is primarily due to reduced expenses in connection with lower revenues and the impairment charge in the six months ended June 30, 2006.

Other Income (Expense)

Other Income (Expense) includes interest expense and interest income along with amortization of financing costs, and income (expenses) for revaluation income related to accounting for derivative financial instruments.  For the six months ended June 30, 2007, total other income (expense) was $(899,000) compared to $(358,000) for the six months ended June 30, 2006.  The largest cost increases in the six month period were attributable to excess debt discount of $(1.4) million, interest expense ($279,000) and amortization of financing costs ($156,000) and amortization of debt discounts ($805,000), primarily offset by revaluation income of $2.1 million, in connection with the repricing of certain conversion ratios of convertible debenture issues and of warrant conversion prices.  Liquidated damages for the six months ended June 30, 2007 were $(362,000) compared to $(189,000) in 2006.

Loss Attributable to Common Shareholders

Loss attributable to common shareholders for the six-month period ended June 30, 2007 was $2.2 million compared to a loss of $3.2 million for the same period in 2006.  The decreased loss is due primarily to the lower operating and administrative expenses $589,000 and the recording of an impairment charge of $1 million, in 2006 offset by a debt discount expense in the period of $(1.4) million.  Additionally, we recorded revaluation income of $2.1 million in the six-month period ended June 30, 2007 compared to $408,000 in 2006, in connection with the repricing of certain conversion ratios of convertible debenture issues and of warrant conversion prices.

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

As June 30, 2005, our current assets were $3.6 million. Fixed assets, net of accumulated depreciation were $147,000 and total assets were $9.7 million. Current liabilities as of June 30, 2005 were $3.6 million resulting in diminimus working capital. Total liabilities were $4.1 million.

     As of June 30, 2007, our working capital deficit was $2.6 million.  Fixed assets, net of accumulated depreciation, as of June 30, 2007 and 2006, amounted to $262,866 and $283,920, respectively.  Current liabilities as of June 30, 2007 were $6.1 million compared with $3.7 million as of June 30, 2006.  Liabilities in 2007 and 2006 include liabilities for warrants and conversion rights of $2.9 million and $1.2 million, respectively.

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

Liquidated Damages

     In connection with financings we entered into with various investors in November 2004, October 2005, and February 2007, we provided such investors registration rights. Pursuant to those registration rights, in the event that we did not file a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities or have such registration statement effective by another date, we agreed to pay to such investors liquidated damages. During 2006, we recorded $189,000 in full settlement of the liquidated damages, pursuant to the November 2004 and the October 2005 issuances. In May 2007, we filed a registration statement, and now are able to estimate the liquidated damages, in connection with the February 2007 issuance, with reasonable accuracy. Accordingly, we have accrued $362,000 in the first six months of 2007; however, there is no assurance that this amount will be sufficient, based on the timing of declaring the current registration statement effective, in excess of the time required.

Critical Accounting Policies

The SEC has issued Financial Reporting Release No. 60, “ Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“ FRR 60 ” ) suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company ’ s financial   condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting p o licies include: revenue recognition, which affects sales, inventory valuation, which affects our cost of sales and gross margin; and allowance for doubtful accounts and stock-based compensation, which affects general and administrative expenses. The methods d s, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements .

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

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No.  144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the six month periods presented ended June 30, 2007,  and impairment reserves of $2,000,000 were recorded for the six months ended June 30, 2006.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8,300,000 as of June 30, 2007, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. The net deferred tax asset as of June 30, 2007 was $1,212,741, net of the valuation allowance.

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

The February 2007 convertible debt issuance includes certain variable conversion pricing which results in the actual maximum number of potential shares needed to satisfy the conversion of such debt to be unknown and not quantifiable at the date of issuance.  EITF 00-19-2 specifies that debt issuances with variable conversion pricing for which there is no established “floor” in the conversion pricing, and where the maximum number of shares needed to satisfy the conversion of such debt is not known, should be accounted for as derivative liabilities and revalued at the end of each reporting period. When a derivative classified as a liability is exercised, cancelled, or the maximum number of shares needed to satisfy the conversion of such debt is known, the fair value of the derivative, as determined at that time, is revalued and transferred to equity, and is no longer revalued.  To the extent that the initial fair values of the derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized, for the excess. As of June 30, 2007, we recognized in the statement of operations excess costs over debt proceeds of $1,401,901 related to the excess of derivative liabilities over the net proceeds received for the February 2007 debt issuance.  The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Basic and Diluted Loss Per   Share

In accordance with Statement of Financial Accounting Standards No.  128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (SAB) No. 98, both basic and diluted loss per share (“EPS”) are presented on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. We have excluded all common stock equivalents arising from outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. The weighted average number of shares oustanding as of June 30, 2007 and 2006, was 24,682,327 and 22,694,207 respectively.

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

AIRTRAX, INC.

Date: March 13, 2008	By:	/s/ ROBERT M.WATSON
Robert M. Watson
President, Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)