Form 10KSB
period 2007-12-31
AIRTRAX INC
filed 2008-04-15
CIK 1081372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007  Commission file number: 001-16237
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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $745,367.

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of April 11, 2008 was $1,913,293.62.

The number of shares outstanding of the issuer’s Common Stock as of April 11, 2008 was 32,800,093 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AIRTRAX, INC.

2007 FORM 10-KSB ANNUAL REPORT

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

In connection with the Acquisition Agreement, Mr. Filipov was to receive options to purchase 900,000 shares of our common stock at an exercise price of $0.01. We did not issue such options because the Acquisition Agreement was terminated and we believe that the conditions for such issuance were never fulfilled. Mr. Filipov has indicated to us that he believes that the conditions were fulfilled and that we owe him the options. We and Mr. Filipov are continuing to discuss a mutually acceptable settlement.

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

Recent Developments

             Effective March 21, 2008, the Board of Directors formally suspended the employment of all of our employees due to a lack of financial resources to continue operations. On April 4, 2008, Robert Watson resigned as Chief Executive Officer, President and a director of Airtrax, Inc. Mr. Watson will continue to serve as an advisor to the Company on a part-time consulting basis to continue to pursue financing on our behalf. On April 10, 2008, William F. Hungerville, one of our current directors, was appointed interim Chief Executive Officer, and is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

The growth and development of our business will require a significant amount of additional working capital. We currently have no financial resources and we will need to raise additional capital in order to continue operations. We have no contracts or commitments for additional capital at this time. We currently do not have adequate cash to meet our short or long term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders. There can be no assurances that the Company will be successful in securing financing needed to allow the Company to continue its future operations or retain any of the previous employees.

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

Military Products. During 1999, we were awarded a Phase I research contract under the Department of Defense's Small Business Innovation Research program (SBIR) to develop an Omni-Directional Multiple Purpose Mobility Platform (MP2). Under the Phase I base contract, we studied the application of the omni-directional technology for military use and were supervised by the Naval Air Warfare Center Aircraft Division (NAWC-AD) in Lakehurst, New Jersey. The contemplated use includes the installation of jet engines on military aircraft and the transportation of munitions and other military goods. We completed the Phase I base contract in 1999 and were subsequently awarded a Phase I option from NAWC-AD to further define the uses of the MP2. In July 2000, we were awarded a Phase II research contract under the SBIR program. Under the Phase II contract, we studied the feasibility of the MP2 for military purposes, and constructed two proto-type devices. This contract (with the option) was extended twice for 6 months each past the 42-month contract time period. A completed proto-type MP2 was delivered to the US Navy during the end of the first quarter of 2004 for testing purposes. A second design, an Omni-Directional Jet Engine Handler conversion kit was constructed, and demonstrated as proof of concept of the modularity of the design. We have been advised by the US Navy that a non-SBIR sponsor for the MP2 program must be identified before a Phase II option is exercised. A Phase III contract could be awarded without such a sponsor. Although our management believes the underlying Omni-Directional Technology for the proposed MP2 has significant potential for both commercial and military applications, we cannot predict whether any sales beyond the Phase II contract will result from the SBIR program. It is the belief of management that sales to the US military for products such as the MP2 will not materialize until the Omni-Directional Technology achieves commercial acceptance. We do believe, however, that products such as the ATX-3000 or the COBRA AWP may be sold to the US government, possibly including the military, through a GSA Multiple Awards Contract. We have begun the application process and hope it will be awarded in 2008. We cannot predict whether we will be successful in our application.

On September 7, 2006, we were awarded a $415,000 contract to design and build a customized MP2 Equipment Handling Unit for the Israeli Air Force. The contract includes an option to build 5 additional units at $95,000 each upon the acceptance of the first unit. It is estimated that follow on orders could result from this contract. The Critical Design Review was completed in November 2006, the design was approved and initial deliverables were provided. As a result, we received a first process payment of $170,000 on December 12, 2006. We completed the Acceptance Test Procedure in 2007 and received a second payment of $162,000 on June 20, 2007.  We cannot predict whether we will be able to successfully complete the contract, or that if we do so, that any subsequent orders will result.

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

MANUFACTURING AND SUPPLIERS

There was limited production in 2006 and 2007 due to limited working capital. All of the units shipped in 2006 and our current inventory were assembled in the last quarter of 2005 and the first quarter 2006. Our General Manager for plant production, a former plant manager for GM, has established the production assembly process and procedure for our vehicle assembly. His efforts have helped to develop procedures, and to incorporate inventory control and quality assurance programs so that we stand ready to rapidly scale production capacity at the Blackwood facility. Initially this plant was equipped for nominal monthly production but is capable of ramping up for anticipated demand before year's end.

Components for our products consist of over the counter products and proprietary products that have been specially designed and manufactured by various suppliers in collaboration with us. We believe that continual refinements of certain components will occur during the first six months of initial KING COBRA production in response to user feedback and additional product testing. We will strive to improve product functionality, which may require additional refinements in the future. We consider the specially designed and manufactured products proprietary, and have entered into exclusive contractual agreements with certain suppliers to protect the proprietary nature of these products. These arrangements prohibit the supplier from producing the same or similar products for other companies who would want to compete directly with us in the omni-directional vehicle market. In addition, while we maintain single sources for some of the over the counter components, we are engaged in qualifying and securing agreements with second sources for all possible components.

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

On September 8, 2003, we entered an exclusive license agreement with Excalibur Design Services, Inc. and Nicholas Fenelli (Inventor), to secure and use certain proprietary intellectual properties known collectively as “Omni-Directional Vehicle Control Algorithms”. Mr. Fenelli is our former Chief of Operations. Due to severe cash flow restrictions in 2006, we were unable to fulfill our obligations under the terms of the agreement and Excalibur rescinded the exclusivity portion of the agreement. As of December 31, 2007, no other party was granted rights to use the property. On February 19, 2007, we negotiated an amendment with Excalibur to reinstate our exclusive rights to the “Omni-Directional Vehicle Control Algorithms.”

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

EMPLOYEES

As of April 11, 2008, we had one person acting as our Chief Executive Officer and one consultant responsible for helping us obtain financing.  In March 2008, we suspended the employment of all 13 of our employees due to lack of financial resources to continue operations. There can be no assurances that we will be successful in securing financing needed to allow us to continue our future operations or retain any of the previous employees.

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

	$High	$Low
2008 First Quarter	0.57	0.02

2007 First Quarter	0.97	0.48
Second Quarter	0.60	0.45
Third Quarter	0.56	0.23
Fourth Quarter	0.31	0.10

2006 First Quarter	2.39	1.08
Second Quarter	2.17	1.15
Third Quarter	2.03	0.92
Fourth Quarter	1.01	0.42

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

As of April 11, 2008, there were 32,800,093 shares of common stock outstanding.

As of April 11, 2008, there were approximately 794 stockholders of record of our common stock, respectively. This does not reflect those shares held beneficially or those shares held in "street" name.

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

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	4,000,000-	-0-	4,000,000

Total	-0-	-0-	-0-

During 2007, the board of directors approved the 2007 Stock Incentive Plan, pursuant to which we can issue shares of common stock or options to purchase shares of common stock to our officers, directors, employees and consultants.  We have reserved 4,000,000 shares for issuance pursuant to this plan.

Unregistered Sales of Equity Securities

During the fourth quarter of 2007, we issued 871,795 shares of common stock to the holders of common stock purchased during February 2005, which contained full ratchet protection, resulting from our February 2007 private placement.  There was no value assigned to these shares.

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

Overview

             Effective March 21, 2008, the Board of Directors formally suspended the employment of all of our employees due to a lack of financial resources to continue operations. On April 4, 2008, Robert Watson resigned as Chief Executive Officer, President and a director of Airtrax, Inc. Mr. Watson will continue to serve as an advisor to the Company on a part-time consulting basis to continue to pursue financing on our behalf. On April 10, 2008, William F. Hungerville, one of our current directors, was appointed interim Chief Executive Officer, and is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

The growth and development of our business will require a significant amount of additional working capital. We currently have no financial resources and we will need to raise additional capital in order to continue operations. We have no contracts or commitments for additional capital at this time. We currently do not have adequate cash to meet our short or long term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders. There can be no assurances that the Company will be successful in securing financing needed to allow the Company to continue its future operations or retain any of the previous employees.

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

We have incurred losses and experienced negative operating cash flow since our inception. For the twelve month periods ended December 31, 2007 and 2006, we had net losses attributable to common shareholders of approximately $3.2 million and $6.2 million, respectively. The net loss in both periods includes amortization of debt discount and financing costs of $2.0 million and $900,000 in 2007 and 2006, respectively, offset by revaluation income $4.3 million and $0 in 2007 and 2006, respectively, in connection with the repricing of the conversion benefits of convertible debenture issues and of warrant conversion prices. We also wrote down the advances to Filco of $2 million in 2006. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenue and result in additional losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with several prospective lenders, we do not currently have commitments for these funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

In September 2006, Airtrax was awarded a $415,000 contract to design and build a customized MP2 Equipment Handling Unit for the Israeli Air Force. The contract includes an option to build five additional units at $95,000 each upon the acceptance of the first unit. It is estimated that the follow on orders that could result from this contract would be from 29 to 100 units over the next one to three years. The Critical Design Review was completed in November 2006, the design was approved and initial deliverables were provided. As a result, we received a first process payment of $170,000 on December 12 2007. We completed the Acceptance Test Procedure in 2007 and received a second payment of $162,000 on June 20, 2007. We cannot predict whether we will be able to successfully complete the contract, or that if we do so, that any subsequent orders will result.

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

Revenue

Revenue for the twelve-month period ended December 31, 2007 was approximately $745,000, representing a decrease of approximately $600,000 from revenue of $1.3 million for the comparable period in 2006. This decrease in revenue, is primarily, attributed to reduced sales of our SIDEWINDER ATX-3000.

Cost of Goods Sold

Our cost of goods sold for the twelve months ended December 31, 2007 amounted to approximately $750,000, a decrease of approximately $800,000 from $1.5 million for the twelve months ended December 31, 2006. This decrease in cost of goods sold is primarily attributed to lower sales of our SIDEWINDER ATX-3000.

Operating and Administrative Expenses

Operating and administrative expenses which include administrative salaries, depreciation and other expenses for the twelve month period ended December 31, 2007 totaled $3.3 million which represents a decrease of approximately $600,000 from $3.9 million incurred in the twelve month period ended December 31, 2006. The decrease is primarily due to lower operating, marketing and administrative expenses in 2007, compared to 2006, partially offset by additional expenses relating to and the development of the Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

Operating expenses in 2006 included a $2.0 million impairment charge for the Filco advances, which were completely written off in 2005 and 2006.

Other Income and Expense

Other income and expenses, which included interest expense $387,000, revaluation income of $4.3 million, amortization of deferred financing and debt costs of $2.0 million, liquidated damages of $443,000 and excess cost over proceeds of $1.4 million during the twelve month period ended December 31, 2007 totaled approximately $56,000. During 2006 we recorded other income and expenses of approximately ($225,000), which included charges for deferred financing fees and debt discount of approximately ($900,000), settlement expenses of ($300,000), offset by revaluation income of $1.4 million.

Loss Attributable to Common Shareholders

Loss attributable to common shareholders for the twelve months ended December 31, 2007 was approximately $(3.2) million compared with a loss of $(6.3) million for the same period in 2006. . The decrease is primarily due to lower operating, marketing and administrative expenses in 2007, compared to 2006, partially offset by additional expenses relating to and the development of the Cobra and King Cobra scissor lift and Omni-Directional Power Chair development costs.

We also wrote down the remaining Filco advance of $2.0 million during 2006, along with approximately $300,000 of deemed dividend expense in each year.

Research and Development

We incurred $73,805 and $519,134 in research and development expenses during the year ended December 31, 2007 and 2006, respectively. Research and development activities during fiscal 2007 primarily involved continued limited testing and evaluation of omni-directional components and preparing these components for production in 2008. Our wheel design was changed from the "concept" to "production" phase. This was and is an ongoing process between us and a vendor’s engineers to insure manufacturability. The motors and controllers were designed and/or changed in design in order to meet ANSI (American National Standards Institute) and UL (Underwriters Laboratories) testing requirements. Danaher and we revised the algorithms used in the motor controllers as well the microprocessor that runs the machines. Research and development activities also included further changes to existing designs and new designs that were patented or for those patents with pending applications. Portions of the costs we incurred due to testing and research and development were charged to the US Navy contract as provided therein.

Liquidity and Capital Resources

The February, 2007 issue had a provision for liquidated damages if the Company did not satisfy its obligations to cause the SEC to declare the registration statement effective within the prescribed time period. Once the conditions for recording registration payment arrangements, established in EITF 00-19-2, "Accounting for Registration Payment Arrangements," were statisfied, the Company recorded liquidated damages of $514,430 for the specified maximum nine-month period.

During 2000, we were approved by the State of New Jersey for our technology tax transfer program pursuant to which we could sell our net operating losses and research and development credits as calculated under state law. In the years 2007 and 2006, we recorded credits of $506,605 and $493,258, respectively, from the sale of our losses and credits.

           We have previously demonstrated our ability to meet our cash requirements through private placements of our common stock and convertible notes. We have continued to similarly satisfy those requirements during the twelve months ended December 31, 2007. However, there can be no assurances that we will be successful in raising the required capital to continue our current operating plan.

We anticipate that our cash requirements for the foreseeable future will be significant. In particular, management expects substantial expenditures for inventory, product production, and advertising with production of its Omni-Directional lift truck and the start of Cobra and King Cobra (Scissors-Lift) production.

We will require additional funds to continue our operations beyond the initial production run. We anticipate that a significant amount of operating capital will be required during the next 12 months to sufficiently fund operations, however, we can not accurately estimate the amount required due to the current suspension of operations. We expect to recognize lower per unit manufacturing and part costs in the future due to volume discounts, as well as lower per unit shipping costs as we transition from the initial rate to larger-scale production. While we are in discussions with several prospective lenders, we do not currently have commitments for additional funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next six months we will further reduce the size of our organization and may be forced to reduce and/or curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

As of December 31, 2007, our working capital deficit was $2.8 million. Fixed assets, net of accumulated depreciation was $269,000, and total assets, as of December 31, 2007 were $2,513,000. Current liabilities as of December 31, 2007 were $4.4 million compared with total liabilities of $6.2 million.

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

The debentures mature on February 20, 2009. We may in our discretion redeem the debentures, subject to certain equity conditions being met by us as set forth in the debentures, at a price equal to 150% of the principal balance, accrued interest, and all liquidated damages, if any, thereon that are requested to be redeemed. Our obligations under the securities purchase agreement, the debentures and the additional definitive agreements with respect to this transaction are secured by all of our assets. In addition, our wholly owned subsidiaries, Airtrax Financial Services LLC and Airtrax Manufacturing Corp., which are non-operating entities, are guaranteeing the satisfaction of our obligations under the Securities Purchase Agreement, the debentures and the additional definitive agreements with respect to this transaction.

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

In July 2006 we issued 2% Unsecured Convertible Debentures to the investors in the October 2005 financing, aggregating $359,549 and Stock Purchase Warrants to acquire 110,808 shares of our common stock at $ 1.56 per share, in full settlement of liquidated damages resulting from our not filing a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities. The conversion price of the shares underlying the note was $ 1.75. In addition, the investors agreed to forego any future accrual and payment of such liquidated damages.

During 2007, we accrued $513,400in liquidated damages in connection with the February 2007 debt issuance because we did not file a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities or have such registration statement effective by another date.

Critical Accounting Policies and Estimates

Intangibles

We incurred costs to acquire certain patent rights. These costs are capitalized and are being amortized over a period of fifteen years on a straight line basis.

We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of our intangibles, which as of December 31, 2007, consisted mainly of patents and licensing agreements. The conditions that would trigger an impairment assessment of our intangible assets include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors.

Deferred Financing Costs

Deferred financing costs represent legal, commitment; processing, consulting, and other fees associated with the issuance of our debt. Deferred financing costs are being amortized over the term of the related debt.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. Impairment charges of $2,000,000 were recorded for the year ended December 31, 2006, while there were no impairment charges for the year ended December 31, 2007.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $10,650,648 as of December 31, 2007, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. There is no deferred tax assets as of December 31, 2007 due to uncertainties about the realization of the asset.

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

If the decision to settle an outstanding liability remains with us, the value of the warrants is recorded in an equity account. The identification of settlement provisions being controlled by us under certain debt issuances resulted in us determining that the securities should be reflected in the restated financial statements as components of equity, as compared to having been previously recorded as liabilities with non-cash charges and/or credits to operations as a result of being marked to market for each period presented. As of December 31, 2007 and 2006, we recognized and recorded the value of certain warrants as equity of $2,315,935, in the accompanying financials.

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

For embedded and free standing derivatives valued as of December 31, 2007 and 2006, we have recognized in the statement of operations, revaluation income of $4,266,042 and $1,412,143, respectively. In addition, we recognized a derivative liability in the accompanying balance sheet for conversion benefits and warrants of $709,183 in 2007 and $236,144 in 2006.

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

Stock Based Compensation

Common Stock for Services

Because of the significant liquidity issues we have faced since our inception, we have issued common stock to third party vendors and others in return for product, services, and as dividends on the preferred stock. These issuances are assigned values equal to the value of the common stock on the earlier of the dates of issuance or the date on which a commitment is made to provide compensation in the form of equity securities, whichever date is earlier. Such issuances are recorded as expenses in the periods in which the stock is issued, unless the right to the stock has not fully vested, in which case the expense is recorded in the periods of vesting. During the years ended December 31, 2007 and 2006, we issued an aggregate of 586,609 and 871,257 shares, respectively, of common stock representing a value of services of $332,680 and $1,197,826 , respectively, to third parties in exchange for services performed.

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

The Company has reviewed other accounting pronouncements issued during 2007 and 2006, and has concluded that they will have no effect on our financials statements.

RISK FACTORS

In addition to other information contained in this Form 10-KSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE MAY NEVER BECOME PROFITABLE AND CONTINUE AS A GOING CONCERN BECAUSE WE HAVE HAD LOSSES SINCE OUR INCEPTION.

We may never become profitable because we have incurred losses and experienced negative operating cash flow since our formation. For our fiscal years ended December 31, 2007 and 2006, we had a net loss attributable to common stockholders of approximately $3.2 and $ 6.2 million, respectively. We expect to continue to incur significant expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We currently have no cash on hand. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. We do not currently have commitments for additional funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next couple of months we will have to seek bankruptcy protection, which would have a material adverse impact on our business prospects.

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

 On April 4, 2008, Robert Watson resigned as Chief Executive Officer, President and a director of Airtrax Inc. effective immediately. Mr. Watson will continue to serve as an advisor to the Company on a part-time consulting basis to continue to pursue financing for the Company.

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

We had 32,800,093 shares of common stock outstanding as of April 11, 2008, and we had convertible notes which require the issuance of  approximately 9,726,000 additional shares of common stock pursuant to our October 2005 private placements and July 2006 note issuances, in which the conversion price has been adjusted resulting from the February 20, 2007 issuance of $3,734,040 Secured Convertible Promissory Notes, convertible into 8,297,867 additional shares of common stock at $0.45 per common share. Additionally, warrants which require the issuance of 10,494,131 additional shares of common stock pursuant to our November 2004, and February, May, and October 2005 private placements and 2007 note issuances. Further, we issued 16,595,732 warrants in connection with the February 20, 2007 issuance of $3,734,040 Secured Convertible Promissory Notes. Further, we often issue common stock and warrants in exchange for fees and services at a discount to the market price of our common stock at the time of such issuance. This results in a large number of shares, which have been issued, a large number of shares underlying our warrants and other convertible securities that are or may be available for future sale, and may create an overhang of securities for sale. The sale of these shares which were or will be issued upon exercise or conversion of our securities at a discount to the market price of our common stock at the time of issuance may depress the market price of our common stock and is dilutive to shareholder value.

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

We have audited the accompanying balance sheet of Airtrax, Inc. (the "Company") as of December 31, 2007 and 2006 and the related statements of operations, changes in stock holders' deficiency and cash flows for the two years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Airtrax, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in accordance with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at December 31, 2007, the Company had a working capital deficiency of approximately $2.8 million as well as an accumulated deficit $29.7 million. In addition, the Company has had a continuing record of losses. These factors among other things discussed in the notes to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey, Certified Public Accountants
April 11, 2008
Wayne, New Jersey

Part 1-Financial Information

Item 1. Financial Statements

AIRTRAX, INC.
BALANCE SHEET
December 31, 2007

ASSETS	2007
Current Assets
Cash	$304,735
Accounts receivable, net of reserve	32,814
Inventory	1,041,598
Prepaid expenses	40,906
Vendor advances	165,712
Total current assets	1,585,765

Fixed Assets	670,369
Less: accumulated depreciation	(401,849)
Net fixed assets	268,520

Other Assets
Deferred financing costs & other	226,305
Prepaid interest	296,582
Patents – net	136,253

Total other assets	659,140
TOTAL ASSETS	$2,513,425

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$323,003
Accrued liabilities	1,157,151
Shareholder loans payable	40,713
Current portion-Convertible debt	2,175,723
Warrants and conversion option liability	709,183

Total current liabilities	4,405,773

Long Term Convertible Debt	1,826,667
TOTAL LIABILITIES	6,232,440

Stockholders’ Deficiency
Preferred stock – authorized; 5,000,000 shares, no par value, 275,000 issued and outstanding	12,950

Common stock – authorized, 100,000,000 shares; no par value, issued and outstanding – 26,755,867 and 24,260,352, respectively	23,395,647

Paid in capital – warrants	2,315,935
Paid in capital – options	244,799
Accumulated deficit	(29,688,346)
Total stockholders’ deficiency	(3,719,015)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,513,425

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
STATEMENT OF OPERATIONS
For the Twelve Months Ended December 31,
(In dollars, except share data)

	2007	2006

Revenues	$745,367	$1,346,913
Cost of sales	749,043	1,470,542
Gross Margin	(3,676)	(123,629)

Operating and administrative expenses
General and Administrative costs	2,809,689	3,943,632
Impairment of Filco advances	-	2,000,000

Total Operating Expenses	2,809,689	5,943,632

Operating loss	(2,813,365)	(6,067,261)

Other income expense
Interest expense	(386,510)	(230,149)
Revaluation income	4,266,042	1,412,143
Amortization of financing costs	(457,696)	(251,438)
Amortization of debt discounts	(1,595,007)	(648,440)
Liquidated damages	(513,431)	(214,247)
Excess cost of liabilities over proceeds	(1,401,941)	-
Setttlement expenses	-	(290,804)
Other income	74,285	(2,255)

Net loss before taxes	(2,827,623)	(6,292,451)

Income tax (expense) benefit, State:	(413,284)	437,803

Net loss before dividends	(3,240,907)	(5,854,648)

Deemed dividends on preferred stock	-	303,100

Net loss attributable to common shareholders	(3,240,907)	(6,157,748)

Preferred stock dividends paid	-	(112,500)

Deficit allocable to common shareholders	$(3,240,907)	$(6,270,248)

Net loss accumulated;
Net loss attributable to common shareholders	$(3,240,907)	$(5,854,648)
Adjustment for preferred share dividends accumulated	68,750	91,667
Net Loss allocable to common shareholders	$(3,309,657)	(5,946,315)

Net loss per share basic & diluted	$(0.13)	$(0.27)

Weighted average shares outstanding	24,962,106	23,055,578

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.

STATEMENT OF CHANGES IN EQUITY

For the Two Years Ended December 31, 2007 and 2006

	Common Shares	Common Stock Amount	Preferred Shares	Preferred Amount	Paid in Capital Warrants	Paid in Capital Options	Accumulated Deficit	Total

Balance at December 31, 2005	21,939,360	$18,426,605	275,000	12,950	$2,051,118	$1,330,948	$(20,177,194)	$1,644,427

Warrants issued in connection
with Convertible debt			-	-	264,817	-	-	264,817
Shares issued for settlement of interest	49,081	66,516	-	-	-	-	-	66,516
Employee stock awards	75,000	115,470	-	-	-	-	-	115,470
Shares issued for services	651,257	859,856	-	-	-	-	-	859,856
Shares issued to directors	145,000	222,500	-	-	-	-	-	222,500
Shares issued in settlement of Note default	184,000	93,490	-	-	-	-	-	93,490
Options issued	-	-	-	-	-	76,351	-	76,351
Conversion of convertible debt	761,952	1,138,012	-	-	-	-	-	1,138,012
Shares issued for cash	35,723	65,500	-	-	-	-	-	65,500
Proceeds from warrant extensions		117,000			-			117,000
Dividends on preferred stock	418,879	415,610	-	-	-	-	(112,500)	303,110
Net Loss	-	-	-	-	-		(6,157,745)	(6,157,745)

Balance at December 31, 2006	24,260,352	$21,520,559	275,000	$12,950	$2,315,935	$1,407,299	$(26,447,439)	$(1,190,696)

Shares issued for services	317,261	166,016	-	-	-	-	-	166,016
Correction of shares outstanding	(19,667)	(24,389)	-	-	-	-	-	(24,389)
Shares issued to directors	269,348	166,664	-	-	-	-	-	166,664
Cancellation of options	-	1,162,500	-	-	-	(1,162,500)	-	-
Conversion of convertible debt	933,407	404,297	-	-	-	-	-	404,297
Shares issued in connection with Feb 2005 MFN	995,166	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(3,240,907)	(3,240,907)

Balance at December 31, 2007	26,755,867	$23,395,647	275,000	$12,950	$2,315,935	$244,799	$(29,688,346)	$(3,719,015)

The accompanying notes are an  integral part of these financial statements.

AIRTRAX, INC.
STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,

	2007	2006
Cash flows from operating activities:
Net loss	$(3,240,907)	$(6,157,745)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	74,528	69,019
Amortization of debt discounts	2,052,693	899,878
Common stock issued as payment for services	333,055	1,274,177
Provision for bad debts	22,403	-
Impairment of advances to Filco GmBH	-	2,000,000
Stock issued in settlement of obligations	-	93,490
Excess discount expense	1,401,941	-
Cost of settling liquidated damages	-	183,572
Provision for excess inventory	64,000	-
Deemed dividend on preferred stock	-	303,100
Amortization of prepaid interest	218,523	-
Revaluation income	(4,266,042)	(1,412,143)
Accrued interest on shareholder advances	-	7,136
Stock to settle interest	-	66,464
Adjustment of deferred tax asset	413,284	-
Decrease in accrual of deferred tax benefit	506,605	7,413
Change in assets (liabilties)
(Increase) decrease in accounts receivable	(4,513)	43,653
(Increase) decrease in vendor advances	(62,084)	59,889
Increase in prepaid expenses	(40,906)	-
(Increase) decrease in inventory	(56,141)	955,682
Increase in accrued expenses	500,220	524,984
(Decrease) increase in accounts payable	(579,529)	211,898

Net cash used in operating activities	(2,662,870)	(869,533)

Cash flows from investing activities:
Acquisition of equipment	(47,232)	(151,577)
Additions to patent cost	-	(6,800)
Net cash used in investing activities	(47,232)	(158,377)

Cash flows from financing activities:
Proceeds from converted debt	-	1,219,800
Proceeds from convertible debt	2,822,100	-
Proceeds from the sale of common stock	-	65,500
Payment on note payable	(100,000)	-
Proceeds from notes payable to related parties	-	35,000
Payment of notes payable to related parties	(35,000)	(100,941)
Proceeds from exercise of warrants	-	117,000
Net cash provided by financing activities	2,687,100	1,336,359

Net (decrease) increase in cash	(23,002)	308,449
Cash, beginning of year	327,737	19,248
Cash, end of year	$304,735	$327,697

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

The Company has incurred losses since its inception. Until the end of 2004, these losses were financed by private placements of equity securities. During 2006 and 2007, the Company obtained financing almost exclusively from the issuance of convertible debentures. The Company will need to raise additional capital through the issuance of debt or equity securities to continue to fund operations.

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

Concentrations of Credit Risk

Financial instruments subject the Company to concentrations of credit risk.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of applicable government mandated insurance limits.  With respect to accounts receivable, the Company limits credit risk by performing ongoing credit evaluations.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2007.

Accounts Receivable

The Company provides an allowance for doubtful accounts (when necessary) equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  As of December 31, 2007,  there was a reserve of $13,750 and there was no allowance for doubtful accounts as of December 31, 2006..

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

In accordance with Statement of Financial Accounting Standards  No. 142, “Goodwill and Other Intangible Assets,” the Company reviews intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires the Company to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. The Company performs its annual impairment test in its fiscal fourth quarter. No impairment charges related to goodwill or other intangibles were recorded in the years ended December 31, 2007 and 2006.

The Company continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of our intangibles, which as of December 31, 2007, consist mainly of patents and licensing agreements.  The conditions that would trigger an impairment assessment of our intangible assets include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors.

Deferred Financing Costs

Deferred financing costs represent legal, commitment; processing, consulting, and other fees associated with the issuance of the Company’s debt.  Deferred financing costs are being amortized over the term of the related debt.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. Impairment charges of $2,000,000 were recorded for the year ended December 31, 2006, while there were no impairment charges for the year ended December 31, 2007.

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

Advertising Costs

Advertising costs are expensed as incurred.  There were no advertising costs incurred during 2007 and 2006.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $10,650,648 as of December 31, 2007, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. There was no net deferred tax asset as of December 31, 2007 due to the uncertainty of its realizability.

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

If the decision to settle an outstanding liability remains with the Company, the value of the warrants is recorded in an equity account. The identification of settlement provisions being controlled by the Company under certain debt issuances resulted in the Company determining that the securities should be reflected in the restated financial statements as components of equity, as compared to having been previously recorded as liabilities with non-cash charges and/or credits to operations as a result of being marked to market for each period presented.  As of December 31, 2007 and 2006, the Company recognized and recorded the value of certain warrants as equity of $ 2,315,935.

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

For embedded and free standing derivatives valued as of  December 31, 2007 and 2006, the Company has recognized in the statement of operations, revaluation income <expense>  of $4,266,042 and $1,412,143, respectively. In addition, the Company recognized a derivative liability in the accompanying balance sheet for conversion benefits and warrants of $709,283 in 2007 and $236,144 in 2006.

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

The estimated fair values of derivatives have been calculated based on the Black-Scholes Model, using the following assumptions as of December 31:

	2007	2006
Fair Value of stock	$.17	$.0.47
Exercise Price	$.45-$1.65	$$1.56-1.65
Dividend Yield	None	None
Risk Free Interest Rate	4.68%	4.63%-5.10%
Expected Volatility	89.25%-91.23%	89.25%-91.23%
Expected Life-Years	1.81-2.68	2.5-3.5

Stock Based Compensation

Common Stock for Services

Because of the significant liquidity issues the Company has faced since our inception, the Company has issued common stock to third party vendors and others in return for product, services, and as dividends on the preferred stock. These issuances are assigned values equal to the value of the common stock on the earlier of the dates of issuance, or the dates on which a commitment is made to provide compensation in the form of equity securities, whichever date is earlier. Such issuances are recorded as expenses in the periods in which the stock is issued, unless the right to the stock has not fully vested, in which case the expense is recorded in the periods of vesting.  During the years ended December 31, 2007 and 2006, the Company issued an aggregate of 586,609  and 871,257 shares, respectively, of common stock representing a value of services of $332,680  and $1,197,826 , respectively, to third parties in exchange for services performed.

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

Pursuant to the requirements of SFAS 123R, the weighted average fair value of options granted during 2006, as determined on the dates of grant, was $ .25. The fair values were determined in 2006 using a Black Scholes Model, with a volatility rate of 89.88%, risk free interest rate of 4.25%, and an expected life of 3.33 years. There were no options granted during 2007

Warrants

The Company has issued warrants both as part of “stock units”, and as an integral part of convertible note issues.  The value of the warrants and conversion options which are classified as liabilities are revalued each reporting period.  These values are determined by a Black Scholes Model.  Most of these issuances contain Registration Payment Arrangements (RPAs), which impose liquidated damages under certain circumstances.  EITF 00-19-2 specifies the accounting treatment for derivatives that contain RPA’s and provides guidance on accounting for potential obligations of the PRA’s.  The accounting treatment of derivatives will not change as a result of EITF 00-19-2 as the “RPAs” were not the sole determining factor in prior decisions about derivative classification. The following is a schedule of changes in warrants outstanding through December 31, 2007.  Each of these warrants is exercisable over five year periods from dates of issuance at prices ranging from $0.45-$1.75 per share.

Balance December 31, 2006	10,383,323
Warrants issued February 2007	16,595,732
Convertible debentures	715,333
Warrants issued to Placement Agent	200,000
Warrants issued August 26, 2007
Total warrants issued in 2007	17,511,065
Balance December 31, 2007	27,894,388

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No.  128, “Earnings Per Share” (SFAS 128), and SEC Staff Accounting Bulletin No.  98 (SAB 98), both basic and diluted earnings/loss per share (“EPS”) are presented on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all common stock equivalents arising from outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. During the years ended December 31, 2007 and 2006, the Company had approximately 24,962,106 and 23,055,578 weighted average number of shares, respectively, outstanding and used in both the Basic and Diluted EPS calculation.

Segment Reporting

Management treats the operations of the Company as one single segment.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial statement presentation.

NOTE 2– DEBT AND RELATED SECURITIES

Convertible notes payable consist of the following at December 31, 2007 and 2006:

Convertible notes payable at December 31, 2007:

		Debt		Conversion		Exercise
	Note	Discount	Net	Price	Warrants	Price

May 31, 2005, 8% interest, due May 31, 2007	$-	$-	$-	$1.30	423,077	$2.11	(1)

October 18, 2005, 8% interest, October 18, 2007	1,325,500	-	1,325,500	$2.00	851,400	$3.25	(1	) (2)

March 1, 2006, 4% interest, due March 1, 2008	150,000	(2,044)	147,956	$1.56	48,077	$1.65

June 30, 2006, 4% interest, due June 30, 2008	48,248	(1,619)	46,629	$1.56	24,124	$1.65

July 21, 2006, 2% interest, due July 21, 2008	359,549	(3,879)	355,670	$1.56	282,051	$1.65	(1)

July 26, 2006, 12% interest, due October 26, 2007	300,000	-	300,000	$1.56	110,808	$1.56	(1)

February 20, 2007, 8% interest, due February 20, 2009	3,734,040	(1,907,405)	1,826,635	$0.45	8,297,867	$0.54
					4,148,933	$0.75
					4,148,933	$1.25
					715,533	$0.54

Total Convertible Notes Payable	$5,917,337	$(1,914,947)	$4,002,390		19,050,803

Less: Current Portion	$2,183,297	$(7,574)	2,175,723

Long term convertible notes payable	$3,734,040	$(1,907,373)	$1,826,667

Convertible notes payable at December 31, 2006:

		Debt		Conversion		Exercise
	Note	Discount	Net	Price	Warrants	Price

May 31, 2005, 8% interest, due May 31, 2007	$246,797	$(27,371)	$219,426	$1.30	423,077	$2.11	(1)

October 18, 2005, 8% interest, October 18, 2007	1,483,000	(272,226)	1,210,774	$2.00	851,400	$3.25	(1)

March 1, 2006, 4% interest, due March 1, 2008	150,000	(10,216)	139,784	$1.56	48,077	$1.65

June 30, 2006, 4% interest, due June 30, 2008	48,248	(5,511)	42,737	$1.56	24,124	$1.65

July 21, 2006, 2% interest, due July 21, 2008	359,549	(10,528)	349,021	$1.56	282,051	$1.65	(1)

July 26, 2006, 12% interest, due October 26, 2007	400,000	-	400,000	$1.56	110,808	$1.56	(1)

Total Convertible Notes Payable	$2,687,594	$(325,852)	$2,361,742		1,739,537

Less: Current Portion	$2,129,797	$(299,597)	$1,830,200

Long term convertible notes payable	$557,797	$(26,255)	$531,542

(1)	The conversion price and exercise price were subsequently reduced to $0.45 in connection with the February 20, 2007 convertible debt issuance.
(2)	The October 2005 issuance due October 2005 was automaticallt extended to April 18, 2008 due the terms of the Notes.

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

On July 26, 2006, the Company issued $400,000 of 12% convertible debt (July 2006 Note) due October 20, 2006.  After commissions, the Company received net proceeds of $342,500.  The debt is convertible to stock at $1.56 per share.  The issue was accompanied by 282,052 warrants exercisable at $1.56 for five years.  Both the conversion price and the warrants purchase price have been adjusted to $.45 due to the pricing of the February 20, 2007 private placement.  A total of $412,000 of principal and accrued and unpaid interest was due on October 26, 2006. The Company did not repay this obligation when it was due and was in default.  The Company negotiated with the holder to extend the note through the payment of cash, and the issuance of shares of common stock.  On March 22, 2007, the Company made a $100,000 principal payment and paid interest of $30,233.  The amount due was reduced to $300,000 and interest was reduced to 10%.  Additionally, the Company issued 184,000 shares of common stock as settlement of the default and paid a fee of $15,000 to Source Capital Group, Inc., a registered representative of the Note holder, and the Company also agreed to make monthly interest payments.

The July 26, 2006 Renegotiated Note was due and payable in full, including all accrued and unpaid interest, on November 29, 2007.  The Note was not paid in October and was again in default.  In December, the Company renegotiated the Note and agreed to issued 100,000 shares of common stock to the Note holder for forbearance, and subsequently issued 150,000 shares of common stock as payment of interest through April 2008.    There can be no assurances that the Company will be successful in maintaining further interest payments.

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

DEBT, CONVERSION TO STOCK AND RELATED WARRANTS

The balances of Convertible Notes and Warrants at December 31, 2007 and 2006 consist of the following:

Convertible Notes and Warrants at December 31, 2007:
	CONVERTIBLE NOTES			WARRANTS
			Conversion		Exercise
	Note	Shares	Price	Warrants	Price

May 31, 2005, 8% interest, due May 31, 2007	$-		$-	423,077	$0.45	(1)

October 18, 2005, 8% interest, October 18, 2007	1,325,500	2,945,556	$0.45	851,400	$0.45	(1	) (2)

March 1, 2006, 4% interest, due March 1, 2008	150,000	96,154	$1.56	48,077	$1.75

June 30, 2006, 4% interest, due June 30, 2008	48,248	30,769	$1.56	24,124	$1.75

July 21, 2006, 2% interest, due July 21, 2008	359,549	230,480	$1.56	282,051	$1.75

July 26, 2006, 12% interest, due October 26, 2007	300,000	666,667	$0.45	110,808	$0.45	(1)

February 20, 2007, 8% interest, due February 20, 2009	3,734,040	8,297,867	$0.45	8,297,867	$0.54
				4,148,933	$0.75
				4,148,933	$1.25
				715,533	$0.54

Total Convertible Notes Payable	$5,917,337	$12,267,492		19,050,803

Convertible Notes and Warrants at December 31, 2006:	CONVERTIBLE NOTES			WARRANTS
			Conversion		Exercise
	Note	Shares	Price	Warrants	Price

May 31, 2005, 8% interest, due May 31, 2007	$246,797	189,844	$1.30	423,077	$2.11	(1)

October 18, 2005, 8% interest, October 18, 2007	1,483,000	741,500	$2.00	851,400	$3.25	(1	) (2)

March 1, 2006, 4% interest, due March 1, 2008	150,000	96,154	$1.56	48,077	$1.75

June 30, 2006, 4% interest, due June 30, 2008	48,248	30,769	$1.56	24,124	$1.75

July 21, 2006, 2% interest, due July 21, 2008	359,549	230,480	$1.56	282,051	$1.75

July 26, 2006, 12% interest, due October 26, 2007	400,000	256,410	$1.56	110,808	$1.56	(1)

Total Convertible Notes Payable	$2,687,594	$1,545,157		1,739,537

(1)	The conversion price and exercise price were reduced to $0.45 in connection with the February 20, 2007 convertible debt issuance.
(2)	The October 2005 issuance due October 2005 was automatically extended to April 18, 2008 due the terms of the Notes.

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

The February 2007 convertible debt issuance includes certain variable conversion pricing which results in the actual maximum number of potential shares needed to satisfy the conversion of such debt to be unknown and not quantifiable at the date of issuance.  EITF 00-19-2 specifies that debt issuances with variable conversion pricing for which there is no established “floor” in the conversion pricing, and where the maximum number of shares needed to satisfy the conversion of such debt is not known, should be accounted for as derivative liabilities and revalued at the end of each reporting period. When a derivative classified as a liability is exercised, cancelled, or the maximum number of shares needed to satisfy the conversion of such debt is known, the fair value of the derivative, as determined at that time, is revalued and transferred to equity, and is no longer revalued.  To the extent that the initial fair values of the derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized, for the excess. As of  December 31, 2007, the Company recognized in the statement of operations excess costs over debt proceeds of $1,401,901 related to the excess of derivative liabilities over the net proceeds received for the February 2007 debt issuance.  The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on the classification previously elected for the host instrument.

NOTE 3-CAPITALIZATION

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

STOCK OPTIONS

The Company has periodically awarded stock options under employment contracts with certain key employees. These options were immediately exercisable; they have an implicit life of five years and none was forfeited during either year. A summary of option activity is presented below for the weighted average exercise prices for the options exercised:

	2007		2006

	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,715,500	$.73	1,375,000	$.80
Options granted during year	0	-	350,000	$.46
Options expired during the year	(1,300,000)	$.83	-	-
Options exercised during year	-	-	(7,500)	-
Options outstanding at end of year	415,5004		1,715,500
Weighted average price		$.32		$.73

Weighted average Fair Value of options granted		$0		$.25

Stock option expense for 2007 and 2006 was $0   and $ 76,351, respectively.

SHARES ISSUED FOR SERVICES

There were shares awarded as compensation for other services aggregating $332,680 and $1,242,177, in 2007 and 2006, respectively. These share issuances for 2007 and 2006 are detailed below by type of service performed.

The following shares were issued for services in 2007:

	Number of	Grant	Price at	Value at
Services Rendered	Shares	Date	Date	Grant Date
Legal services	94,444	2/8	$.52	$49,111
Investor relations	75,758	2/11	.52	39,394
Investor relations	147,059	7/2	..52	77,511
Director fees	140,000	2/27	.63	88,200
Director fees	54,348	2/27	.63	32,864
Director fees	60,000	2/27	.63	37,800
Director fees	15,000	4/15	.52	7,800
Total shares issued for services	586,609			$332,680

The following shares were issued for services in 2006:

	Number of	Grant	Price at	Value at
Services Rendered	Shares	Date	Date	Grant Date
Employee awards	32,500	1/26	$1.64	$53,250
Investor relations	22,500	1/26	2.13	47,925
Professional Services	2,500	1/26	2.20	5,500
Professional Services	6,712	2/1	1.57	10,534
Legal Services	25,000	2/5	1.95	48,750
Professional Services	5,000	2/9	1.73	8,650
Product Development services	30,000	2/28	1.49	44,700
Marketing services	25,000	3/27	1.08	27,000
Software Consulting services	1,440	3/22	1.31	1,886
Legal Services	1,304	3/22	1.51	1,969
Investor relations	85,000	4/12	1.49	126,650
Professional Services	5,847	4/12	1.49	8,712
Employee awards	25,000	4/12	1.49	37,253
Professional Services	5,599	5/1	1.64	9,182
Director awards	145,000	5/1	1.53	222,500
Investor relations	26,000	5/10	1.27	33,020
Professional Services	6,142	5/10	1.27	7,804
Professional Services	26,000	5/11	1.30	33,800
Investor relations	15,000	6/1	1.64	24,600
Professional Services	22,900	6/5	1.80	41,220
Marketing services	10,000	6/22	1.85	18,500
Professional Services	6,750	6/22	1.85	12,488
Professional Services	25,000	6/30	1.90	47,500
Professional Services	15,000	7/1	1.27	19,050
Professional Services	13,560	9/9	1.31	17,764
Employee awards	12,500	9/28	1.71	21,400
Investor relations s	75,000	9/28	1.61	120,736
Professional Services	100,000	10/9	.75	74,800
Marketing services	35,000	10/20	.71	24,990
Legal Services	10,000	10/20	.71	7,140
Professional Services	49,000	10/20	.84	34,986
Employee awards	5,000	10/20	.84	3,570
Total shares issued for services	871,257			1,197,826
Value of options granted for services	-			76,351
Value of equity items issued for services	871,257			$ 1,242,177

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

The following is a schedule of changes in warrants outstanding during the years 2007 and 2006. Each of these warrants is exercisable over five year periods from dates of issuance at prices ranging from $0.45-$1.75 per share. They were recorded at their fair values as determined by a Black-Scholes Model.

Balance January 1, 2006	9,392,750

Warrants issued in conjunction with issuances of 2006 convertible debt:

Warrants issued with $819,800 convertible debt through May, subsequently converted to equity	525,513

Warrants issued with $150,000 convertible debt, March	48,077

Warrants issued with $48,248 convertible debt, June	24,124

Warrants issued with $400,000 convertible debt, July	282,051

Warrants issued with $359,549 convertible debt, July	110,808

Total warrants issued during 2006	990,573
Balance December 31, 2006	10,383,323

Warrants issued with $3.7 million convertible debt, February	17,311,065
Warrants issued August 26, 2007	200,000
Balance December 31, 2007	27,894,388

The exercise price of certain warrants was changed due to the presence of an “MFN” clause that provides for adjustments based upon more favorable pricing of subsequent issuances. When these events occur, repricing letters are sent to the investors.

NOTE 4 - INCOME TAXES

The Company has experienced losses each year since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years. At December 31, 2007, the Company had NOL carry forwards of $28,586,386 available for Federal taxes. The potential tax benefit of the state NOL’s for all periods through December 31, 2006 has been recognized on the books of the Company.  The potential benefit of state NOL’s subsequent to December 31, 2006 and the  potential benefit of the Federal NOL’s have been offset by a valuation allowance. If not used, these Federal carry forwards will expire as follows:

2011	$206,952
2012	129,092
2018	486,799
2019	682,589
2020	501,169
2021	775,403
2022	590,764
2023	2,233,386
2024	2,493,486
2025	9,728,554
2026	6,804,713
2027	3,943,479

During the year 2007, the Company realized $506,605 from the sale, as permitted by New Jersey law, of its rights to use the New Jersey NOL’s and research and development credits that had accrued during 2006 as compared to $445,216 from similar sales that accrued during 2005. These potential New Jersey offsets for periods prior to 2007 are, thus, no longer available to the Company.

Under Statement of Financial Accounting Standards No. 109 (SFAS 109), recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Deferred Tax Assets	$10,650,468
Valuation allowance	$(10,650,468
Balance Recognized	$-

The  balance of the valuation allowance relates to Federal taxes and state taxes of 2007. Since state tax benefits for years prior to 2007 have been realized, no reserve is deemed necessary for them. The valuation reserve increased by $ 2,392,829 during the year 2007.

NOTE 5 -SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest and income taxes is presented below:

	2007	2006

Interest	$56,983	$1,971
Income taxes	520	500

During 2007, 1,300,000 stock options expired at a value of $1,162,500 which was transferred to paid in capital.

There were no non-cash investing activities during either 2007 or 2006.

The following non-cash financing activities occurred:

a)	Shares of common stock were issued for services during 2007 and 2006; these totaled 586,609 and 687,665 shares, respectively.

b)	During 2007 and 2006, the following amounts were converted from debt to equity:

c)	During 2007, $246,797 of the May 2005 convertible debt issue was converted into 548,438 08 shares of our common stock at $.45 per share.

d)	During 2007, $157,500 of the October 2005 convertible debt issue was converted into 350,000 shares of our common stock at $.45 per share.

e)
During 2006, the holder of the preferred stock issue elected to receive common stock in lieu of $112,500 of cash dividends. A total of 218,742 shares of common stock will be issued to satisfy this dividend.

f)	During 2006, $66,464 of interest that had accrued on the May, 2005 convertible debt issue and the $819,800 2006 convertible issue were settled by the issuance of 54,373 shares of common stock.

g)
During 2006, the Company issued $198,248 of 4% debentures as part of a Modification Agreement with investors, whereby the investors yielded their rights to liquidated damages on the November, 2004 stock issue.

h)
During 2006, the Company issued 2% Unsecured Convertible Debentures aggregating $359,549 and Stock Purchase Warrants to acquire 110,808 shares of our common stock at $1.65 per share. The issuance satisfies an obligation for liquidated damages which would have totaled $278,647 by December 31, 2006.

NOTE 6 -PROPOSED ACQUISITION OF FILCO

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

NOTE 7-RELATED PARTY TRANSACTIONS

The Chairman of the Board of Directors made periodic loans to the Company during 2006. The loans did not accrue interest and were due on demand. The combined loans amounted to $35,000. At the end of the year 2006, these loans have been fully paid.

The 2006 majority shareholder of the corporation, who was also the Company President, made loans to the Company from time to time. These notes together with accrued interest at 12% are due on demand. The combined unpaid balance of principal and interest on these notes at December 31, 2006 was $75,713.

During 2007, the Board of Directors received 269,348 shares for services as directors; these were valued at $168,000, reflecting the fair market value of the stock at time of awards.  On August 25, 2006, the Company’s CEO, President and Chairman (“President”) died. The President’s employment contact expired on June 30, 2006, and was not renewed. The employment agreement did not provide for the exercise of the options upon death.  Under the terms of the employment contract, the President was granted options to purchase 550,000 shares in 2004, valued at $187,500.  In 2005, he was granted 750,000 options to purchase stock under that two year employment contract; these options were valued at $975,000. Subsequent to his death, the Board of Directors extended for one year from the date of the termination of the employment contract, the time during which the options can be exercised. Those options were not exercised, and are now considered to be expired.  Accordingly, the value of $1,162,500 has been transferred to paid in capital.  No adjustment has been made to previously recorded compensation expense, as the fair value at grant significantly exceeded its current fair value. SFAS #123R indicates that modification adjustments should only be made when they increase the value of the initially granted option.  In 2006, the Company granted 300,000 options to its Chief Executive Officer valued at $ 45,000.

NOTE 8 -COMMITMENTS AND CONTINGENCIES

At present, the Company is not obligated under any operating lease. Rent expense amount to $ 153,000 in 2007 and $160,571 in 2006.

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

NOTE 9- RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company has reviewed other accounting pronouncements issued during 2006 and 2007, and has concluded that they will have no effect on the Company's financials statements.

NOTE 10-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a material working capital deficiency and accumulated deficit as of December 31, 2007, and has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to raise capital in the public and private markets.

NOTE 11-SUBSEQUENT EVENTS

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

On February 21, 2008, the Company issued 635,097 shares of common stock to holders of the October 2005 debt issuance for $196,000 of principal and $18,055 of accrued interest.  The conversion price was $0.45 per share.

On February 27, 2008, the Company issued 48,478 shares of common stock to holders of the October 2005 debt issuance for $11,150 of principal.  The conversion price was $0.23 per share.

On March 3, 2008, the Company issued 50,000 shares of common stock to holders of the October 2005 debt issuance for $11,500 of principal.  The conversion price was $0.23 per share.

On March 14, 2008, the Company issued 50,000 shares of common stock to holders of the October 2005 debt issuance for $11,500 of principal.  The conversion price was $0.23 per share.

On March 21, 2008, the Company issued 285,130 shares of common stock to holders of the October 2005 debt issuance for $61,500 of principal and $4,080 of accrued interest.  The conversion price was $0.23 per share.

On March 21, 2008, the Company issued 217,391 shares of common stock to holders of the February 2007 debt issuance for $50,000 of principal.  The conversion price was $0.23 per share.

On February 27, 2008, the Company issued 2,262,948 shares of common stock to holders of the February 2007 debt issuance for $479,000 of principal and  $41,478 of accrued penalty.  The conversion price was $0.23 per share.

On February 29, 2008, the Company issued 200,000 shares of common stock to holders of the February 2007 debt issuance for $46,000 of principal.  The conversion price was $0.23 per share.

On March 3, 2008, the Company issued 326,086 shares of common stock to holders of the February 2007 debt issuance for $75,000 of principal.  The conversion price was $0.23 per share.

On March 21, 2008, the Company issued 176,001 shares of common stock to holders of the February 2007 debt issuance for $40,596 of principal.  The conversion price was $0.23 per share.

On March 21, 2008, the Board of Directors of Airtrax suspended the employment of all of its officers. It is expected that Mr. Robert Watson, the CEO of Airtrax, will continue as Acting Chief Executive Officer on a part-time consulting basis to continue to pursue financing. The Board of Directors of Airtrax elected to suspend all operations of Airtrax's business, due to Airtrax's inability to secure the financing required to continue operations. In connection with Airtrax's suspension of operations, Airtrax has suspended the employment of all employees. As instructed by the Board,  Airtrax's Acting Chief Executive Officer, on a part-time consulting basis, intends to continue to pursue financing.

On April 4, 2008, Robert Watson resigned as Chief Executive Officer, President and a director of Airtrax Inc. (the "Company"), effective immediately. Mr. Watson will continue to serve as an advisor to the Company on a part-time consulting basis to continue to pursue financing for the Company. There was no disagreement or dispute between Mr. Watson and the Company which led to his resignation.  Pursuant to the Company's Bylaws, in the event that the Chief Executive Officer shall vacate his or her office, and there is no replacement, the Company's Chairman of the Board of Directors shall fill the vacancy and assume the responsibilities and title of the Chief Executive Officer. However, the Company does not currently have a Chairman of the Board of Directors.

On April 10, 2008, William F. Hungerville was appointed interim Chief Executive Officer, Mr. Hungerville is a director of Airtrax Inc.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A(T).        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Item 8B - Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Name	Age	Position
William Hungerville	72	Director, Acting CEO and CFO
D. Barney Harris	47	Director
James Hudson	65	Director
Fil Filipov	61	Director
Andrew Guzzetti	60	Director
Izak On	60	Director
Robert Borski, Jr.	59	Director

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

William Hungerville - Mr. Hungerville has been our Acting Chief Executive Officer since April 10, 2008 and a Director since February 2002. Since 1998, Mr. Hungerville has been retired from full time employment. From 1974 to 1998, he was the sole owner of a pension administrative service firm. Mr. Hungerville is a graduate of Boston College, and attended an MBA program at Harvard University for 2 years.

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

Andrew Guzzetti - Mr. Guzzetti has been a director since April 1, 2006 and was Chairman of the board between August 31, 2006 and April 9, 2008. From September 2004 to the present, Andrew G. Guzzetti has served as Managing Director of the Private Client Group of McGinn Smith and Co., Inc., an investment banking and retail brokerage firm, where he is responsible for building the wealth management private client group through recruitment and training. From February 2004 through September 2004, Mr. Guzzetti served as Managing Director of the Private Client Division of The Keystone Equities Group in which he was responsible for building the retail brokerage arm of this company. From February 2002 through February 2004, Mr. Guzzetti was a private investor consultant in which he assisted start-up public and private companies in raising funds. From November 1995 through February 2002, Mr. Guzzetti served as Senior Vice President and Branch Manager of Salomon Smith Barney where he was responsible for increasing the financial consultant population through recruitment and training. Mr. Guzzetti received his BA in Economics from Utica College in 1969.

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

Izak On - Mr. On has been a Director since May 2007. Since 2001, Mr. On has been the founder and board director of E.P.A. Fuel Services Ltd., an Israeli fuel service company. Between 2001 and 2003, Mr. On was the CEO and a partner of Erez Tal Bar - Fuelling Services Ltd., an Israeli company that builds and manages fuel stations. Since March 2007, Mr. On serves as a director of Diversified Senior Services, of Winston-Salem, North Carolina. Mr. On received his degree in business administration - marketing from the Tel-Aviv College of Management. Mr. On was nominated by Alpha Capital to be their board representative, pursuant to the Securities Purchase Agreement dated February 20, 2007.

Robert Watson - Mr. Watson was our Chief Executive Officer and a Director since November 1, 2006 until he resigned on April 4, 2008. Mr. Watson will continue to serve as an advisor to us on a part-time consulting basis to continue to pursue financing on our behalf. From 2001 until October 2006, Mr. Watson was President and CEO of Hartz & Company, a manufacturer of tailored clothing, with two production facilities in the United States with sales and marketing offices in New York City. From 1996 to 2001, Mr. Watson served as the Vice President, CFO and COO of America's Best Contacts and Eyeglasses, a retail chain with 118 locations, a full service laboratory and distribution center. His experience in the public arena was with Continental Can Company, from 1967 through 1986, where he served as Controller for the food packaging company with 29 manufacturing facilities and sales in excess of $1 billion. Mr. Watson received a BS in accounting from Fairleigh Dickinson University and an EMBA from the University of New Haven.

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

LEGAL PROCEEDINGS

As of the date of this filing, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

CODE OF ETHICS

We have not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2007, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2007, we believe that during the year ended December 31, 2007, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us to our Chief Executive Officer and our four most highly compensated officers other than the Chief Executive Officer as of December 31, 2007, 2006 and 2005.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert M. Watson. CEO, President & Director	2007 2006 2005	$161,539 $11,538 $0	$75,000 $50,000 0		$45,000 0	0 0	0 0	0 0	$236,539 $61,538 0

Peter Amico, CEO, President & Director	2007 2006 2005	$0 $168,269 $303,751	$0 $0 $0	0 0	0 $975,000	0 0	0 0	0 0	$0 $168,269 $303,751

Nicholas Fenelli, Vice President & COO	2007 2006 2005	$103,462 $96,798 $78,202	$0 $0 $0	0 0	$24,000 $53,500	0 0	0 0	0 0	$103,463 $96,798 $78,202

Outstanding Equity Awards at Fiscal Year-End Table.

There were no grants of options to purchase our common stock to the named executive officers at December 31, 2007.

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made at December 31, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Andrew Guzzetti	$2,500-	12,600	$0	0	0	0	$12,600
Robert M. Watson	$2,500	12,600	0-	0		0	12,600-
James Hudson (1)	$2,250-	12,600	$0	0	0	0	$12,600
William Hungerville (1)	$2,500	12,600	$0	0	0	0	$12,600
D. Barney Harris(1)	$2,250-	12,600	$0	0	0	0	$12,600
Fil Filipov	$2,250-	12,600	0-	0	0	0	12,600-
Issac Onn	$250	12,600	0				12,600
Robert Borski	$2,250-	12,600	$0	0	0	0	$12,600
Peter Amico, Jr,	$2,250-	12,600	0-	0	0	0	12,600-

EMPLOYMENT AGREEMENTS

None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 11, 2008.

• by each person who is known by us to beneficially own more than 5% of our common stock;
• by each of our officers and directors; and
• by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

William Hungerville	Common Stock	221,000	*
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

D. Barney Harris	Common Stock	221,562	*
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

James Hudson	Common Stock	140,800 (3)	*
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

Fil Filipov	Common Stock	60,000	*
200 Freeway Drive, Unit 1 Blackwood, NJ 08012

Andrew Guzzetti	Common Stock	190,000	*
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

Izak On	Common Stock	0	0%
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

Robert Borski, Jr.	Common Stock	78,504	*
200 Freeway Drive, Unit 1
Blackwood, NJ 08012

All Officers and Directors	Common Stock	911,866	2.78%
As a Group (7 persons)

* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 11, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 32,800,093 shares issued and outstanding on April 11, 2008.

(3) Includes 44,500 shares owned by a corporation owned by Mr. Hudson.

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

Dividends accrued		$275,000
Cash payment during 2004	$131,771
Dividend to be paid in common stock	51,562	183,333
Balance unpaid at 12/31/05		91,667

Dividends accrued during 2006		68,750
Dividends paid in 2006 in common stock		112,500
Balance unpaid at 12/31/06		$47,917

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

10.2
Joinder to the Purchase Agreement, dated November 23, 2004, by and among Airtrax, Inc., Excalibur Limited Partnership, Stonestreet Limited Partnership and Linda Hechter, filed as an exhibit to the Current Report on Form 8-K filed on November 30, 2004 and incorporated herein by reference.

10.3
Registration Rights Agreement, dated November 22, 2004, by and among Airtrax, Inc., Excalibur Limited Partnership, Stonestreet Limited Partnership, Whalehaven Capital Fund and First Montauk Securities Corp, filed as an exhibit to the Current Report on Form 8-K filed on November 30, 2004 and incorporated herein by reference.

10.4
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

10.6
Series B Unsecured Convertible Debenture and Warrants Purchase Agreement, dated May 31, 2005, by and between Airtrax, Inc. and the investor named on the signature page thereto, filed as an exhibit to the Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by reference.

10.7
Registration Rights Agreement dated May 31, 2005, by and between Airtrax, Inc. and the investor named on the signature page thereto, filed as an exhibit to the Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by reference.

10.8	Series B Unsecured Convertible Debenture of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by reference.

10.9	Form of Stock Purchase Warrant of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by reference.

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

10.12
Registration Rights Agreement dated October 18, 2005, by and between Airtrax, Inc. and the investor named on the signature page thereto, filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference.

10.13	Series C Unsecured Convertible Debenture of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference.

10.14	Form of Stock Purchase Warrant of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference.

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

10.20	Form of Subscription Agreement of Airtrax, Inc. dated as of February 13, 2006, filed as an exhibit to the Current Report on Form 8-K filed on February 27, 2006 and incorporated herein by reference.

10.21	Series D Unsecured Convertible Debenture of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on February 27, 2006 and incorporated herein by reference.

10.22	Form of Stock Purchase Warrant of Airtrax, Inc., filed as an exhibit to the Current Report on Form 8-K filed on February 27, 2006 and incorporated herein by reference.

10.23
Securities Purchase Agreement dated as of February 21, 2007 by and among Airtrax, Inc. and the investors named on the signature pages thereto, filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2007 and incorporated herein by reference.

10.24
Registration Rights Agreement dated as of February 21, 2007 by and among Airtrax, Inc. and the investors named on the signature pages thereto, filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2007 and incorporated herein by reference.

10.25
Form of Secured Convertible Debenture of Airtrax, Inc. dated as of February 21, 2007, filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2007 and incorporated herein by reference.

10.26
Form of Common Stock Purchase Warrant of Airtrax, Inc. dated as of February 21, 2007, filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2007 and incorporated herein by reference.

10.27
Security Agreement dated as of February 21, 2007 by and among Airtrax, Inc., Airtrax Financial Services LLC, Airtrax Manufacturing Corp. and the investors named on the signature pages thereto, filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2007 and incorporated herein by reference.

10.28
Subsidiary Guarantee dated as of February 21, 2007 by and among Airtrax Financial Services LLC and Airtrax Manufacturing Corp., filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2007 and incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $ 53,817 and $76,803, respectively, for the years ended December 31, 2007 and December 31, 2006.

AUDIT-RELATED FEES

We incurred fees of $30,895 and $47,947, respectively, for the years ended December 31, 2007 and 2006 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were $1,580 and $1,045, respectively, for the fiscal years ended December 31, 2007 and December 31, 2006.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the years ended December 31, 2007 and December 31, 2006.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAX, INC.

Date: April 15, 2008	By: /s/ WILLIAM F. HUNGERVILLE William F. Hungerville
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WILLIAM F. HUNGERVILLE William F. Hungerville	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 15, 2008

Andrew Guzzetti	Director	April 15, 2008

/s/ D. BARNEY HARRIS D. Barney Harris	Director	April 15, 2008

/s/ JAMES HUDSON James Hudson	Director	April 15, 2008

/s/ FIL FILIPOV Fil Filipov	Director	April 15, 2008

Izak On	Director	April 15, 2008

Robert Borski, Jr.	Director	April 15, 2008