Form 10-Q
period 2008-03-31
AIRTRAX INC
filed 2008-05-21
CIK 1081372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  001-16237

AIRTRAX, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-3506376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Freeway Drive, Unit One
Blackwood, New Jersey 08012
 (Address of Principal Executive Offices)

(856) 232-3000
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 16, 2008, the Company had  57,587,524  shares of its no par value common stock issued and outstanding.

AIRTRAX, INC.
Quarterly Report on Form 10-Q
Table of Contents

PART I.  FINANCIAL INFORMATION

Part 1-Financial Information

Item 1. Financial Statements

AIRTRAX, INC.
BALANCE SHEETS
(In dollars, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$5,848	$304,735
Accounts receivable, net	22,258	32,814
Inventory, net	269,312	1,041,598
Prepaid expenses	14,954	40,906
Vendor advance	-	165,712
Deferred tax asset	-	-
Total current assets	312,372	1,585,765

Fixed Assets	227,500	670,369
Less: accumulated depreciation	(75,298)	(401,849)
Net fixed assets	152,202	268,520

Other Assets
Deferred financing costs and other	141,617	226,305
Prepaid interest	232,137	296,582
Patents, net	132,023	136,253

Total other assets	505,777	659,140
TOTAL ASSETS	$970,351	$2,513,425

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$453,149	$323,003
Accrued liabilities	1,079,413	1,157,151
Shareholder loans payable	40,713	40,713
Current portion-Convertible debt	3,246,366	2,175,755
Warrants and conversion option liability	173,110	709,183

Total current liabilities	4,992,751	4,405,805

Long Term Convertible Debt	-	1,826,635
TOTAL LIABILITIES	4,992,751	6,232,440

Stockholders’ Deficit

Preferred stock – authorized; 5,000,000 shares, no par value, 275,000 issued and outstanding	12,950	12,950

Common stock – authorized, 100,000,000 shares; no par value, issued and outstanding – 32,588,703 and 26,755,867, respectively	25,314,472	23,395,647

Paid in capital – warrants	2,315,935	2,315,935
Paid in capital – options		244,799
Retained deficit	(31,665,757)	(29,688,346)
Total stockholders’ deficiency	(4,022,400)	(3,719,015)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$970,351	$2,513,425

The accompanying notes are an  integral part of these financial statements.

AIRTRAX, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(In dollars, except share data)
(Unaudited)

	2008	2007

Revenues	$190,920	$91,385
Cost of sales	245,967	134,269
Gross profit	(55,047)	(42,884)

Operating and administrative expenses
General and administrative costs	760,815	764,963
Asset writdown	(827,853)	-
Operating loss	(1,643,715)	(807,847)

Other income <expense>
Interest expense	(93,990)	(103,442)
Revaluation income	536,073	1,618,972
Amortization of financing costs and debt discount	(739,335)	(349,272)
Excess cost of liabilities over proceeds	-	(1,401,901)
Settlement expenses	(37,000)	-
Other income	556	17,252

Net loss before taxes	(1,977,411)	(1,026,238)

Income tax benefit (State):	-	81,367

Net loss attributable to common shareholders	(1,977,411)	(944,871)

Net loss per basic and diluted share

Net loss attributable to common shareholders	$(1,977,411)	$(944,871)
Adjustment for preferred share dividends accumulated, but unpaid	(17,188)	(17,188)
Loss allocable to common shareholders	$(1,994,599)	$(962,059)

Net loss per basic and diluted share	$(0.07)	$(0.04)

Weighted average shares outstanding	29,169,182	24,436,655

The accompanying notes are an integral part of these financial statements.

AIRTRAX, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)
	2008	2007
Cash flows from operating activities:
Net loss	$(1,977,411)	$(944,871)

Adjustments to reconcile net loss to net cash
used in operating activities

Depreciation and amortization	22,680	22,500
Amortization of costs and debt discount	739,335	375,635
Common stock issued as payment for Director fees	96,200	178,257
Excess discount expense	-	1,401,901
Asset writedown	827,853	-
Amortization of prepaid interest	64,280	-
Issuance of Stock for Settlement of Note Default	50,500	-
Revaluation income	(536,073)	(1,618,972)
Decrease in accrual of deferred tax benefit	-	(81,367)
Change in assets (liabilities)
Decrease in accounts receivable	10,556	-
Decrease (increase) in vendor advances	165,712	(36,640)
Decrease in prepaid expenses	25,952	-
Decrease (increase) in inventory	132,333	(63,373)
Increase (decrease) in accrued liabilities	39,082	(106,231)
Increase (decrease) in accounts payable	130,146	(228,336)

Net cash used in operating activities	(208,885)	(1,101,497)

Cash flows from investing activities:

Acquisition of equipment	(90,032)	-

Net cash provided by (used in) investing activities	(90,032)	-

Cash flows from financing activities:

Proceeds from convertible debt	-	2,822,100
Payment on stockholder loans	-	(35,000)
Payment of convertible notes	-	(100,000)

Net cash provided by financing provided by financing activities	-	2,687,100

Net (decrease) increase in cash	(298,887)	1,585,603
Cash, beginning of period	304,735	327,737
Cash, end of period	$5,848	$1,913,340

The accompanying notes are an integral part of these financial statements.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

NOTE 1–BASIS OF PRESENTATION AND BUSINESS

The unaudited  interim amended and restated financial statements of Airtrax, Inc. (“the Company”) as of March 31, 2008,  and for the three months ended March 31, 2008 and 2007 ,  have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  At March 31, 2008, the Company had a working capital deficit of $4,680,379, and a retained deficit of $ 31,665,757.

In prior periods, the Company was a development stage company, as defined in Statement of Financial Accounting Standards (FASB) No. 7. The Company became an operational company in 2005. The Company has incurred losses since its inception. Until the end of 2004, these losses were financed by private placements of equity securities. During 2005, 2006 and 2007, the Company obtained financing almost exclusively from the issuance of convertible debentures along with other securities (derivatives). The Company will need to raise additional capital through the issuance of future debt or equity securities to continue to fund its operations.

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

In the opinion of management, the information included in this report contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited quarterly financial statements should be read in conjunction with the amended and restated audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB/ A for the year ended December 31, 2007.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and notes payable.  The recorded values of these financial instruments approximate their fair values based on their short-term nature.  The recorded values of notes payable approximate their fair values, as interest approximates market rates.

Concentrations of Credit Risk

Financial instruments subject the Company to concentrations of credit risk.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of applicable government mandated insurance limits.  With respect to accounts receivable, the Company limits credit risk by performing ongoing credit evaluations.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at March 31, 2008.

Accounts Receivable

The Company provides an allowance for doubtful accounts (when necessary) equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  As of March 31, 2008 and 2007, there were no allowances for doubtful accounts.

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

In accordance with Statement of Financial Accounting Standards  No. 142, “Goodwill and Other Intangible Assets ,” the Company reviews intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's business enterprise below its carrying value. The impairment test requires us to estimate the fair value of the Company's overall business enterprise down to the reporting unit level. The Company performs its annual impairment test in its fiscal fourth quarter. No impairment charges related to goodwill or other intangibles were recorded in the three months ended March 31, 2008 and 2007.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

The Company continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of our intangibles, which as of March 31, 2008, consist mainly of patents and licensing agreements.  The conditions that would trigger an impairment assessment of our intangible assets include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors.

Deferred Financing Costs

Deferred financing costs represent legal, commitment; processing, consulting, and other fees associated with the issuance of the Company’s debt and any unamortized debt discount related to derivative separation from the debt instrument. Deferred financing costs are being amortized over the terms of the related debt.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No.  144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. There were impairment reserves amounting to $827,853 recorded in the three month period ended March 31, 2008. There were no impairment charges recorded in the three month period ended March 31, 2007.

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

Advertising Costs

Advertising costs are expensed as incurred.  There were no advertising expenses for either the three month periods ended March 31, 2008 and 2007.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If there is not persuasive evidence that recovery will occur, we would establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $10,650,468 as of March 31, 2008, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. There was no net deferred tax asset as of March 31, 2008 as it was fully reserved.

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

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

If the decision to settle the outstanding liability remains with the Company, the value of the warrants should be recorded in an equity account. The identification of the settlement provisions being controlled by the Company under certain debt issuances resulted in the Company determining that the warrants should be reflected in the restated Reports as components of equity, as compared to having been previously recorded as liabilities with non-cash charges and/or credits to earnings as a result of being marked to market for each period presented.  As of March 31, 2008 and 2007, the Company recognized and recorded the value of certain warrants as equity of $2,315,935 for both periods in the accompanying financials.

EITF 00-19-2 specifies that the contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The Company previously adopted the provisions of EITF 00-19-2 for the reporting period effective January 1, 2007.

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

For embedded and free standing derivatives valued as of March 31, 2008 and 2007, the Company has recognized in the statement of operations, revaluation income of $ 536,073 and $ 1,618,972, respectively, for the three months ended March 31, 2008 and 2007. In addition, the Company recognized a derivative liability in the accompanying balance sheet for conversion privileges and warrants of $ 173,110 in 2008 and $ 3,356,251 in 2007.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

The estimated fair values of the derivatives have been calculated based on the Black-Scholes Model, using the following assumptions as of March 31:

	2008	2007
Fair Value of Stock	$.03	$.1.37
Exercise Price	$.23-$1.65	$1.56- $1.65
Dividend Yield	0%	0%
Risk Free Interest Rate	1.55% - 2.63%	4.717
Expected Volatility	143.7%	89.68%
Expected Life-Years	1.79-3.6 years	1.62-3.25 years

Stock Based Compensation

Common Stock for Services

Because of the significant liquidity issues the Company has faced since our inception, the Company has issued common stock to third party vendors and others in order to pay for services rendered.  Such issuances are recorded as an expense in the period in which the services are performed. The Company did not issue stock to third parties in exchange for services performed during the three month period ended March 31, 2008.  During 2007, the Company issued 75,758 shares of common stock to third parties in exchange for services performed.

Stock Options

Stock options are awarded to employees as compensation for services. Such awards have been immediately exercisable. The Company adopted SFAS 123R, “Share Based Payment” and SFAS 148, “Accounting for Stock Based Compensation - Transition and Disclosure” on January 1, 2007. No stock options were issued, cancelled or exercised in 2008 or 2007.

Warrants

The Company has issued warrants both as part of “stock units”, and as an integral part of convertible note issues.  The value of the warrants and conversion options which are classified as liabilities are revalued each reporting period.  These values are determined by a Black-Scholes Model, consistent with 2007.  The Company’s recording of a liability for these Registration Payment Arrangements (RPA’s) follow the guidelines in SFAS 5, “Accounting for Contingencies.”  However, the amendment to the original EITF 00-19 will not affect the recording of derivatives as the “RPA’s” were not the sole determining factor in prior decisions about derivative classification, as is emphasized in the amended EITF. The numbers of warrants outstanding were 27,694,388 as of March 31, 2008, and there were no warrants issued or exercised during the three months ended March 31, 2008. Each of these warrants is exercisable over five year periods from dates of issuance at prices ranging from $0.23-$1.65 per share.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No.  128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (SAB) No.  98, both basic and diluted losses per share (“EPS”) are presented on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all common stock equivalents arising from outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. For the three month periods ended March 31, 2008 and 2007, the weighted average number of shares outstanding was 29,169,182 and 24,436,655, respectively.

Segment Reporting

Management treats the operations of the Company as one single segment.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform   to the 2008 financial statement presentation.

NOTE 4- 2007/2008  CAPITALIZATION TRANSACTIONS

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
March 31, 2008
(Unaudited)

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

The conversion price was adjusted to $.23 effective February 21, 2008 due to the default provisions of the loan discount.

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
March 31, 2008
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

NOTE 5- SUPPLEMENTAL CASH FLOWS INFORMATION:

There were no taxes paid during the three month periods ended March 31, 2008 and 2007.

Interest of $ 0 and $ 34,886 was paid during the three month periods ended March 31, 2008 and 2007, respectively.

There were no shares of common stock were issued for third party services during  the three month period ended March 31, 2008, and 75,758 shares were issued in 2007 valued at $40,909.

On March 1, 2007, an investor in the convertible debt issue October 2005 converted $22,500 of the 8% Convertible Notes due October 18, 2007.  In exchange, the Company issued 50,000 shares of common stock.  The conversion price was $0.45 per share.

During the March 31, 2008 period, the following additional non-cash financing activity occurred:

During the March 31, 2008 period the following additional non-cash financing activity occurred:

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

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

On February 8, 2008, the Company issued 160,000 shares of common stock to eight Directors as payment of board fees for 2008.

On February 8, 2008, the Company issued 1,021,705 shares of common stock to holders of the October 2005 debt issuance for $395,000 of principal and $64,767 of accrued interest.  The conversion price was $0.45 per share.

On February 21, 2008, the Company issued 309,010 shares of common stock to holders of the October 2005 debt issuance for $121,000 of principal and $18,055 of accrued interest.  The conversion price was $0.45 per share.

On February 21, 2008, the Company issued 561,217 shares of common stock to holders of the October 2005 debt issuance for $125,00 of principal and $4,080 of accrued interest.  The conversion price was $0.23 per share.

On February 27, 2008, the Company issued 48,478 shares of common stock to holders of the October 2005 debt issuance for $11,500 of principal.  The conversion price was $0.23 per share.

On March 1, 2008, the Company issued to the holder of the July 26, 2006 convertible note, 150,000 shares of common stock as consideration for forbearance and extending the Note.

On March 3, 2008, the Company issued 50,000 shares of common stock to holders of the October 2005 debt issuance for $11,500 of principal.  The conversion price was $0.23 per share.

On March 14, 2008, the Company issued 50,000 shares of common stock to holders of the October 2005 debt issuance for $11,500 of principal.  The conversion price was $0.23 per share.

On March 21, 2008, the Company issued 50,000 shares of common stock to holders of the October 2005 debt issuance for $11,500 of principal.  The conversion price was $0.23 per share.

From February 27, 2008 through March 21, 2008, the Company issued 3,182,426 shares of common stock to holders of the February 2007 debt issuance for $690,596 of principal and $41,478 of Liquidated Damages.  The conversion price was $0.23 per share.

NOTE 6- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit as of March 31, 2008 and has experienced continuing losses. On March 21, 2008, the Board of Directors of Airtrax suspended the employment of all of its officers.  Mr. Robert Watson, the CEO of Airtrax, will continue as Acting Chief Executive Officer on a part-time consulting basis to continue to pursue financing. The Board of Directors of Airtrax elected to suspend all operations of Airtrax's business, due to Airtrax's inability to secure the financing required to continue operations. In connection with Airtrax's suspension of operations, Airtrax has suspended the employment of all employees. As instructed by the Board,  Airtrax's Acting Chief Executive Officer, on a part-time consulting basis, intends to continue to pursue financing.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

NOTE 7- SUBSEQUENT EVENTS

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

On April 8, 2008, the Company issued 24,998,822 of common stock pursuant to the Escrow Agreement in exchange for $702,431 of convertible notes, $334,716 of accrued interest and $212,794 of liquidated damages.  The conversion price was $0.05 per share.  Total shares outstanding pursuant to the conversion is 57,578,525.

On May 16, 2008, the Company entered into a Subscription Agreement (the "Purchase Agreement") with certain accredited and/or qualified institutional investors pursuant to which it sold an aggregate of $99,995.28 principal amount secured convertible debentures (the "Debentures") convertible into shares of its common stock, no par value (the "Common Stock") at a conversion price equal to $0.05 (the "Conversion Price"), for an aggregate purchase price of $99,995.28.

The Debentures mature on November 16, 2008 and accrue interest at an annual rate of 8%, with interest payable monthly starting June 30, 2008. The Company may in its discretion prepay the Debentures prior to maturity. The investors have been previously granted a security interest in our assets pursuant to a security agreement and subsidiary guaranty entered into on or about February 20, 2007 (the “2007 Security Documents”).  Pursuant to the Purchase Agreement, the Company acknowledged that the Debentures shall be included in the definition of “Obligations” under the 2007 Security Documents.

The Conversion Price of the Debentures is subject to adjustment in certain events, including, without limitation, upon the Company’s consolidation, merger or sale of all of substantially all of its assets, a reclassification of its Common Stock, or any stock splits, combinations or dividends with respect to its Common Stock.

In connection with the Purchase Agreement, the Company entered into a Waiver Consent and Amendment Agreement with investors from its February 2007 private placement pursuant to which they waived their right of participation and the consented to the Company entering into the Purchase Agreement.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this quarterly report, and in other reports filed by us with the SEC.

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

During the year ended December 31, 2007, we continued development of the COBRA and KING COBRA scissor lifts and the Omni-Directional power chair. We anticipate incurring more costs on these products and plan to begin production of the first COBRA and the KING COBRA models in 2008. The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue operations. However, we are in discussions with lenders to raise capital in order to continue operating. We currently do not have adequate cash to meet our short or long term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders. There can be no assurance that additional financing will be available at terms that are suitable to us.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

We have incurred losses and experienced negative operating cash flow since our inception. For the twelve month period ended December 31, 2007 and 2006, we had net losses attributable to common shareholders of approximately $3.2 and $6.2 million, respectively. The net loss in both periods includes amortization of debt discounts of $1.6 million and $648,000, respectively, amortization of financing costs of $458,000 and $251,000, respectively, and, liquidated damages and settlement expenses of $513,000 and $505,000, respectively, offset by revaluation income $4.3 and $1.4 million in 2007, respectively, in connection with the repricing of the conversion ratios of convertible debenture issues and of warrant conversion prices.    We expect to continue to incur significant expenses particularly in connection with the suspension of operations and the termination of all of our employees on March 21, 2008.  Our fixed operating expenses have been and are expected to continue to outpace revenue resulting in additional losses in the near term.  We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. While we are in discussions with a prospective lender, we do not currently have commitments for sufficient funds to restore operations and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms.

Results of Operations for the Three Months ended March 31, 2008 Compared to the Three Months March 31, 2007

Liquidity constraints and limited access to additional capital for production in 2004 and 2005 and the unexpected death of our Chief Executive Officer and President, Peter Amico in August 2006 have limited production and sales of omni-directional technology. Consequently, management believes that the quarter-to-quarter comparisons described below are not indicative of future comparative results.

In September 2006, Airtrax was awarded a $415,000 contract to design and build a customized MP2 Equipment Handling Unit for the Israeli Air Force (IAF). The contract includes an option to build five additional units at $95,000 each upon the acceptance of the first unit. The Critical Design Review was completed in November 2006, the design was approved and initial deliverables were provided. We completed the Acceptance Test Procedure in mid 2007.

On March 28, 2008, we advised the IAF that we had suspended operations on the contract due to the Company's liquidity constraints, and requested instructions for the disposition of the equipment that had been purchased and contructed on their behalf.

We cannot predict whether we will be permitted to complete the contract based upon the Company's current liquidity constraints, or that if we do so, that any subsequent orders would result.

Revenue

Revenue for the three-month period ended March 31, 2008 was approximately $191,000, representing a increase of approximately $100,000 from revenue of $91,000 for the three-month period ended March 31, 2007.  This increase in revenue is primarily attributed to additional sales of our SIDEWINDER ATX-3000.

Cost of Goods Sold

Our cost of goods sold for the three-month period ended March 31, 2008 amounted to approximately $246,000, a increase of approximately $112,000 from $134,000 for the three-month period ended March 31, 2007. This increase in cost of goods sold is primarily attributed to the increase in sales of our SIDEWINDER ATX-3000 and development of the Cobra and King Cobra scissor lifts.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

Operating and Administrative Expenses.

Operating and administrative expenses, which include administrative salaries, depreciation asset writedowna and other expenses for the three-month period ended March 31, 2008 totaled $1,589,000 which represents an increase of approximately $763,400,000 from $765,000 incurred in the three-month period ended March 31, 2007.  The decrease is due to asset writedowns offset by cost savings in various area of administration.

Other Income (Expense)

Other Income (Expense) includes interest expense and interest income along with amortization of financing costs, and income (expenses) for revaluation income related to accounting for derivative financial instruments.  For the three months ended March 31, 2008, total other income (expense) was ($372,000) compared to ($218,000) for the three months ended March 31, 2007.  The largest cost increases in the three month period were attributable to asset amortization of financing costs offset by lower revaluation income and a $(1.4) million charge for excess cost of liabilities over proceeds during the 2007 quarter.

Loss Attributable to Common Shareholders.

Loss attributable to common shareholders for the three-month period ended March 31, 2008 was $2.0 million compared to a loss of $945,000 for the same period in 2007.  The increased loss is due primarily to the recording asset impairment of inventory ($639,950) and fixed assets ($187,903) and amortization of financing costs and debt discount of $739,335 offset by lower revaluation income and a $(1.4) million charge for excess cost of liabilities over proceeds during the 2007 quarter.

Research and Development

We incurred $23,579 and $61,593 in research and development expenses during the three month period ended March 31, 2008 and 2007, respectively.  Research and development activities during fiscal 2008 primarily involved continued testing and evaluation of omni-directional components and preparing these components for production in 2008.  Our wheel design was changed from the "concept" to "production" phase. This was and is an ongoing process between our Company and a vendor’s engineers to insure manufacturability. The motors and controllers were designed and/or changed in design in order to meet ANSI (American National Standards Institute) and UL (Underwriters Laboratories) testing requirements. We and Danaher revised the algorithms used in the motor controllers as well the microprocessor that runs the machines. Research and development activities also included further changes to existing designs and new designs that were patented or for those patents with pending applications.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our common stock and sales of convertible debt. During the twelve months ended December 31, 2006 and 2005, we raised net of offering costs approximately $1.3 million and $5.9 million, respectively, from the private placement of our securities.

During 2000, we were approved by the State of New Jersey for our technology tax transfer program pursuant to which we could sell our net operating losses and research and development credits as calculated under state law.  There were no net deferred tax benefits recorded in the three months ended March  31, 2008 as such amounts were fully reserved for.  For the three months ended March 31, 2007, there were net deferred tax benefits of $81,367 that were recorded.

As of March 31, 2008, our working capital deficit was $4.7 million.  Fixed assets, net of accumulated depreciation, as of March 31, 2008 and 2007, were $152,000 and $269,000, respectively.  Current liabilities as of March 31, 2008 were $5.0 million compared with $4.4 million as of March 31, 2007.  Liabilities in 2008 and 2007 include liabilities for warrants and conversion rights of $173,000 and $709,000, respectively.

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

On March 21, 2008 we suspended operations and terminated all of our employees due to insufficient working capital.  We are insolvent, as our revenues have not increased sufficiently to cover our operating and development costs.  Our fixed operating expenses have been and are expected to continue to outpace revenue resulting in additional losses in the near term.  We may never be able to reduce these losses, which will require us to seek additional debt or equity financing.

On May 16, 2008, we entered into a Subscription Agreement (the "Purchase Agreement") with certain accredited and/or qualified institutional investors pursuant to which we sold an aggregate of $99,995.28 principal amount secured convertible debentures (the "Debentures") convertible into shares of our common stock, no par value (the "Common Stock") at a conversion price equal to $0.05 (the "Conversion Price"), for an aggregate purchase price of $99,995.28.

The Debentures mature on November 16, 2008 and accrue interest at an annual rate of 8%, with interest payable monthly starting June 30, 2008. We may in our discretion prepay the Debentures prior to maturity. The investors have been previously granted a security interest in our assets pursuant to a security agreement and subsidiary guaranty entered into on or about February 20, 2007 (the “2007 Security Documents”).  Pursuant to the Purchase Agreement, we acknowledged that the Debentures shall be included in the definition of “Obligations” under the 2007 Security Documents.

The Conversion Price of the Debentures is subject to adjustment in certain events, including, without limitation, upon our consolidation, merger or sale of all of substantially all of our assets, a reclassification of our Common Stock, or any stock splits, combinations or dividends with respect to our Common Stock.

In connection with the Purchase Agreement, we entered into a Waiver Consent and Amendment Agreement with investors from our February 2007 private placement pursuant to which they waived their right of participation and the consented to our entering into the Purchase Agreement.

We will require additional funds to resume our operations. We anticipate that operating capital in the amount of approximately $3 to 5 million will be required during the next 12 months to sufficiently fund operations. We do not currently have commitments for additional funds and there can be no assurance that additional financing will be available, or if available, will be on acceptable terms. If we are unable to obtain sufficient funds during the next three months, we may be forced to curtail our production and operations, all of which could have a material adverse impact on our business prospects.

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

Airtrax, Inc.
Notes to the Financial Statements
March 31, 2008
(Unaudited)

In July 2006 we issued 2% Unsecured Convertible Debentures to the investors in the October 2005 financing, aggregating $359,549 and Stock Purchase Warrants to acquire 110,808 shares of our common stock at $ 1.56 per share, in full settlement of liquidated damages resulting from our not filing a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities. The conversion price of the shares underlying the note was $1.65. In addition, the investors agreed to forego any future accrual and payment of such liquidated damages.

During 2007, we accrued $513,400 in liquidated damages in connection with the February 2007 debt issuance because we did not file a registration statement by a certain date registering for resale shares of common stock issuable upon conversion of their securities or have such registration statement effective by another date.

Critical Accounting Policies

The SEC has issued Financial Reporting Release No. 60, “ Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“ FRR 60 ” ) suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a Company ’ s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: revenue recognition, which affects sales, inventory valuation, which affects our cost of sales and gross margin; and allowance for doubtful accounts and stock-based compensation, which affects general and administrative expenses. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

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

Deferred Financing Costs

Deferred financing costs represent legal, commitment; processing, consulting and other fees associated with the issuance of our debt, and are being amortized over the terms of the related debt.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No.  144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.  There were impairment reserves amounting to $827,853 recorded in the three month period ended March 31, 2008. There were no impairment charges recorded in the three month period ended March 31, 2007.

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

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If there is not persuasive evidence that recovery will occur, we would establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $10,650,648 as of March 31, 2008, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. There was no net deferred tax asset as of March 31, 2008 due to uncertainty of its realizability.

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

If the decision to settle the outstanding liability remains with us, the value of the warrants should be recorded in an equity account. The identification of the settlement provisions we control under certain debt issuances resulted in us determining that the warrants should be reflected in the restated Reports as components of equity, as compared to having been previously recorded as liabilities with non-cash charges and/or credits to earnings as a result of being marked to market for each period presented.  As of March 31, 2008 and 2007, the Company recognized and recorded the value of certain warrants as equity of $2.3 million.

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

For embedded and free standing derivatives valued as of March 31, 2008 and 2007, we have recognized in the statement of operations, revaluation income of $536,073 and $1,118,972 respectively. In addition, we recognized a derivative liability in the accompanying balance sheet for conversion benefits and warrants of $173,110 in 2008 and $3,356,251 in 2007.

The February 2007 convertible debt issuance includes certain variable conversion pricing which results in the actual maximum number of potential shares needed to satisfy the conversion of such debt to be unknown and not quantifiable at the date of issuance.  EITF 00-19-2 specifies that debt issuances with variable conversion pricing for which there is no established “floor” in the conversion pricing, and where the maximum number of shares needed to satisfy the conversion of such debt is not known, should be accounted for as derivative liabilities and revalued at the end of each reporting period. When a derivative classified as a liability is exercised, cancelled, or the maximum number of shares needed to satisfy the conversion of such debt is known, the fair value of the derivative, as determined at that time, is revalued and transferred to equity, and is no longer revalued.  To the extent that the initial fair values of the derivative liabilities exceed the net proceeds received, an immediate charge to the statement of operations is recognized, for the excess. As of March 31, 2008, we recognized in the statement of operations excess costs over debt proceeds of $1.4 million related to the excess of derivative liabilities over the net proceeds received for the February 2007 debt issuance.  The remainder of the discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative liabilities is amortized over the life of the instrument through periodic charges to the statements of operations, using the straight line method, which was the most systematic and rational approach that approximated the interest method of amortization due to the short two year amortization term of the debt. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No.  128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (SAB) No. 98, both basic and diluted loss per share (“EPS”) are presented on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. We have excluded all common stock equivalents arising from outstanding options, warrants, convertible preferred stock and convertible debt from the calculation of diluted net loss per share because these securities are anti-dilutive. As of March 31, 2008 and 2007, we had approximately 29,169,182 and 24,890,142, weighted average number of shares, respectively, outstanding and used in both the Basic and Diluted EPS calculation.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation.

Recent Accounting Pronouncement

The Financial Accounting Standards Board (FASB) has recently issued FASB Staff Position EITF 00-19-2 which modifies the accounting treatment of derivatives that flow from financings involving embedded derivatives. This Staff Position is effective for financial statements for periods beginning January 1, 2007.  Adoption of this staff position has not caused any change in the quarter or three month period ended March 31, 2008 in the way we account for derivatives.  We have reviewed other accounting pronouncements issued during 2007 and 2008, and have concluded that they will have no effect on our financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Freeland Limited Partnership v. Airtrax, Inc., Superior Court of New Jersey, Camden County, Docket C331-08

On March 19, 2008, Freeland Limited Partnership filed suit against us for breach of lease relating to our property in Blackwood, New Jersey. Freeland alleges that we owe rental payments for September and October 2006 and payment for electricity, CAM deficiency and carpet upgrades, in an aggregate amount of approximately $60,000.  As a result of our financial condition, we were unable to file a response.  We expect a default judgment will be entered against us in the near future.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than the complaint mentioned above, we are currently not aware of any other legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

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

May 20, 2008	By:	/s/ William F. Hungerville
William F. Hungerville
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)